Form 10QSB
period 1995-06-30
LASER CORP
filed 1995-08-11
CIK 740726

- --------------------------------------------------------------------------------

                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB

(Mark one)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                                    or

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                        Commission File Number 0-13316
                        ------------------------------

                               LASER CORPORATION
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                     Utah                             87-0395567
            ------------------------              -------------------
            (State of Incorporation)               (I.R.S. Employer
                                                  Identification No.)
              1832 South 3850 West
              Salt Lake City, UT                        84104
              ---------------------                   ----------
              (Address of principal                   (Zip Code)
                executive office)

                                  (801) 972-1311
                  ------------------------------------------------
                  (Issuer's telephone number, including area code)

                                   Not Applicable
                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]       No    [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, .05 Par Value --  672,098 shares as of June 30, 1995

- --------------------------------------------------------------------------------


                                     INDEX

                        LASER CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 1995 and December 31, 1994.

            Consolidated Statements of Operations - Three months ended June 30, 1995 and 1994; Six months ended June 30, 1995 and 1994

            Consolidated Statements of Cash Flows - Six months ended June 30, 1995 and 1994.

            Notes to Consolidated Financial Statements - June 30, 1995.

Item 2.     Management's Discussion and Analysis or Plan of Operation.



PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders






SIGNATURES

- --------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1.

                       LASER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
ASSETS                                                1995             1994
                                                    Unaudited
                                                   ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                        $   948,762     $    70,500

  Receivables:
    Trade accounts, less allowances of
    $41,191 in 1995 and $25,000 in 1994                635,890         572,418
    Notes Receivable (Current Portion)                 142,142           ---
                                                   ------------    ------------
                                                       778,032         572,418
  Inventories:
    Raw materials                                      622,161         528,987
    Work in process                                    481,188         414,648
    Finished Goods                                      69,362          53,203
                                                   ------------    ------------
                                                     1,172,711         996,838

  Other current assets                                  39,268          12,459
                                                   ------------    ------------
        Total Current Assets                         2,938,773       1,652,215

NOTES RECEIVABLE LESS CURRENT PORTION                  768,476           ---

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,347,823       1,336,194
  Leasehold improvements                               580,351         580,351
                                                   ------------    ------------
                                                     1,928,174       1,916,545
  Less accumulated depreciation
    and amortization                                (1,624,289)     (1,570,095)
                                                   ------------    ------------
                                                       303,885         346,450

NET ASSETS OF DISCONTINUED OPERATIONS                    ---         1,912,867

OTHER ASSETS                                             4,299           4,299
                                                   ------------    ------------
                                                   $ 4,015,433     $ 3,915,831
                                                   ============    ============











          See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------

                       LASER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                     June 30,      December 31,
                                                       1995            1994
LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
                                                   ------------    ------------
CURRENT LIABILITIES
  Trade accounts payable                           $   415,525     $   398,409
  Accrued expenses                                     185,302         171,044
  Accrued warranty expense                             190,000         180,000
  Income taxes payable                                   ---            10,000
  Current portion of capital lease
      obligations                                       38,017          38,510
                                                   ------------    ------------
    Total Current Liabilities                          828,844         797,963

CAPITAL LEASE OBLIGATIONS, less
    current portion                                      3,508          23,410


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $.05 par value;
    Authorized Shares - 2,000,000 shares
      in 1995 and 1994;
      Issued Shares - 682,098 shares in 1995
      and 1994;
      Outstanding Shares - 672,098 in 1995
      and 1994;                                         34,105          34,105
  Additional paid-in capital                           701,537         701,537
  Retained earnings                                  2,547,439       2,458,816
  Treasury stock, at cost                             (100,000)       (100,000)
                                                   ------------    ------------
       Total Stockholders' Equity                    3,183,081       3,094,458
                                                   ------------    ------------
                                                   $ 4,015,433     $ 3,915,831
                                                   ============    ============

















          See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------


                       LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three months ended          Six months ended
                              June 30,      June 30,      June 30,     June 30,
                                1995          1994          1995         1994
                            ----------    ----------    ----------   ----------
REVENUES:
  Net sales                 $1,122,938    $  908,744    $2,132,052   $1,740,526
  Interest and other income     29,206         4,319        53,890        7,107
                            ----------    ----------    ----------   ----------
                             1,152,144       913,063     2,185,942    1,747,633
COSTS AND EXPENSES:
  Cost of products sold        846,034       700,580     1,606,941    1,329,078
  Selling, general and
   administrative              164,995       155,065       324,772      336,826
  Research and development      91,249        65,542       180,563      137,903
  Royalties                     18,177        14,692        32,622       26,935
  Interest                       2,473         3,986         5,332        8,327
                            ----------    ----------    ----------   ----------
                             1,122,928       939,865     2,150,230    1,839,069
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES            29,216       (26,802)       35,712      (91,436)

INCOME TAX BENEFIT
 (EXPENSE) - CURRENT            (1,000)        ---          (1,000)        (500)
                            ----------    ----------    ----------   ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS          28,216       (26,802)       34,712      (91,936)
                            ==========    ==========    ==========   ==========
INCOME FROM
 DISCONTINUED OPERATIONS         ---         132,195         ---        200,523

INCOME ON DISPOSAL OF
 DISCONTINUED OPERATIONS         ---           ---          53,911        ---
                            ----------   -----------    ----------    ---------
NET INCOME (LOSS)           $   28,216   $   105,393    $   88,623    $ 108,587
                            ==========   ===========    ==========    =========
NET INCOME (LOSS) PER SHARE
 CONTINUING OPERATIONS      $      .04   $     ( .04)   $      .05    $    (.14)

NET INCOME PER SHARE
 DISCONTINUED OPERATIONS    $     ---    $       .20    $      .08    $     .30
                            ----------   -----------    ----------    ---------
NET INCOME PER SHARE        $      .04   $       .16    $      .13    $     .16
                            ==========   ===========    ==========    =========
Average number of shares of
 Common Stock outstanding      685,000       672,000       685,000      672,000








          See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------

                        LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

                                                        1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:                -----------    -----------
 Net income (loss)                                   $   88,623     $  108,587
 Less income from discontinued operations                 ---         (200,523)
  Less income from disposal of
    discontinued operations                             (53,911)
  Adjustments to reconcile net income (loss)
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                      54,194         64,660
  (Increase) decrease in assets:
      Trade accounts receivable                         (63,472)      (147,794)
      Refundable income and value-added taxes             ---           71,691
      Inventories                                      (175,873)        61,501
      Other current assets                              (26,809)       (57,992)
      Other assets                                        ---           26,505
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                                 41,374        (10,140)
      Income taxes payable                              (10,000)         ---
      Net Cash Provided from (Used in)               -----------    -----------
        Operating Activities                           (145,874)       (83,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (11,629)        (1,004)
  Payments received on long term notes                   56,160          ---
  Proceeds from sale of Pro Med Co.                   1,000,000          ---
                                                     -----------    -----------
  Net Cash Used in Investing Activities               1,044,531         (1,004)
























          See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------


CASH FLOW (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                           (20,395)       (17,250)
  Change in net assets of
    discontinued operation                                ---         (266,450)
                                                     -----------    -----------

Net Cash Provided by (Used in)
  Financing Activities                                  (20,395)      (283,700)
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        878,262       (368,209)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                70,500        460,272
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  948,762     $   92,063
                                                     ===========    ===========





SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     On January 1, 1995, the Company entered into agreements where it sold its 80 percent ownership in Pro Med. In return for the $1,912,867 in net assets that were on the books at December 31, 1994, the Company received $1,000,000 in cash and the remaining $966,778 was represented by notes receivable from Pro Med and its shareholders. A gain on the sale of $53,911 was recognized by the Company.


























          See accompanying notes to consolidated financial statements

- --------------------------------------------------------------------------------


                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 June 30, 1995



NOTE A - BASIS OF PRESENTATION


      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS


      The financial information included in this Quarterly Report on Form 10-QSB including the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements, have been restated to reflect the discontinued emergency medical equipment and supplies operations. All significant intercompany balances and transactions have been eliminated in consolidation. Other certain 1994 amounts have been reclassified to conform to the 1995 presentation. These amounts were not material reclassifications.


NOTE C - INVESTMENT IN PRO MED CO.


      On January 1, 1995, the Company entered into two agreements where it sold its 80 percent ownership in Pro Med Co.("Pro Med"). One agreement is with the minority shareholders wherein the Company sold 31,726 shares of Pro Med stock (approximately 40 percent of the Company's ownership) to the minority shareholders of Pro Med. The sales price was for $1,095,496 and consisted of a cash payment of $300,000 and cancellation of the note payable to the minority shareholders which had a balance of $795,496 at December 31, 1994. The Company sold its remaining 48,274 shares of Pro Med stock (approximately 60 percent of the Company's ownership) and forgiveness of an intercompany note for total proceeds of $1,666,778 to Pro Med. The proceeds consisted of a $700,000 cash payment and notes receivable aggregating in a balance of $966,778. Both notes receivable are secured by the common stock of Pro Med and the personal

- --------------------------------------------------------------------------------



guarantees of the minority shareholders. The first note of $804,504 requires monthly payments of $16,121 including interest at 7.5%. The entire remaining unpaid balance is due February 1, 1998. The second note of $162,274 does not bear interest and is due January 1, 1998. The sale of Pro Med resulted in a gain of $53,911.

- --------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS
- ---------------------

Three months ended June 30, 1995.
- ---------------------------------

       Net sales for the three months ended June 30, 1995 were $1,122,938 compared to $908,744 for the comparable period in 1994, an increase of $214,194 or 24%. This increase in net sales resulted from increased product sales to Carl Zeiss of $98,944 and to increased product and service sales to all other customers of $115,250.

       Cost of products sold as a percent of Company net sales decreased from 77.1% in 1994 to 75.3% for the three months ending June 30, 1995. This decrease resulted from a more efficient use of manufacturing labor.

       Selling, general, and administrative expenses for the three month period ending June 30, 1995, increased by $9,930 or 6% when compared to the same period in 1994. This increase was primarily due to increased administrative salary expenses.

       Research and development expenditures for the period increased by $25,707 or 39% in 1995 as compared to 1994. This increase resulted from the Company's efforts to broaden and modernize its laser product lines.

       As a result of the increased sales and lower cost of goods sold, the Company experienced a $55,018 positive swing in net income from continuing operations for the three month period ending June 30, 1995 compared to the same period in 1994. The Company turned a loss of $26,802 or $.04 per share in 1994 to net income of $28,216 or $.04 per share for the same period in 1995.

       Net income, inclusive of the 1994 discontinued operations, for the period ending June 30, 1995 was $28,216 or $.04 per share compared to $105,393 or $.16 per share for the same period in 1994. Discontinued operations account for the $132,195 difference in net income reported for the three month period ending June 30, 1994.


Six months ended June 30, 1995.
- -------------------------------

       Net sales for the six months ended June 30, 1995 were $2,132,052 compared to $1,740,526 for the comparable period in 1994, an increase of $391,526 or 22%. This increase in net sales resulted from a $178,679 increase in product sales to Carl Zeiss, a $155,627 increase in service sales to Xerox in Europe and a $57,220 increase in product and service sales to all other customers.

- --------------------------------------------------------------------------------

        Cost of products sold as a percent of Company net sales decreased from 76.4% in 1994 to 75.4% for the six months ending June 30, 1995. This decrease resulted from a more efficient use of manufacturing labor.

        Selling, general, and administrative expenses for the six month period ending June 30, 1995, decreased by $12,054 or 4% when compared to the same period in 1994. This decrease was primarily the result of reduced legal costs in 1995 compared to that experienced in 1994.

        Research and development expenditures for the period increased by $42,660 or 31% in 1995 as compared to 1994. This increase resulted from the Company's efforts to broaden and modernize its laser product lines.

        As a result of the increased sales, lower selling, general and administrative expenses and lower cost of goods sold, the Company experienced a $126,648 positive swing in net income from continuing operations for the six month period ending June 30, 1995 compared to the same period in 1994. The Company turned a loss of $91,936 or $.14 per share in 1994 to net income of $34,712 or $.05 per share for the same period in 1995.

        Net income, inclusive of the 1994 discontinued operations, for the period ending June 30, 1995 was $88,623 or $.13 per share compared to $108,587 or $.16 per share for the same period in 1994. Discontinued operations account for the differences in the net income reported for the six month periods.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        As a result of the sale of ProMed and the positive swing in net income from continuing operations, the Company has recognized a significant improvement in both working capital and cash equivalents during the past six months. On June 30, 1995, the Company had working capital of $2,109,929 compared to $854,252 at December 31, 1994, an increase of $1,255,677, a 147% increase. Cash equivalents at June 30, 1995 were $948,762 compared to a December 31, 1994 balance of $70,500, an increase of $878,262 or 1,246%.

- --------------------------------------------------------------------------------


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders was held May 19, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholders:

      (1) Election of three (3) directors
      (2) Approve the selection of Tanner + Co. as the independent certified public accountants of the Company for the fiscal year ending December 31, 1995.

          The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office, were as follows:


       PROPOSAL 1: ELECTION OF DIRECTORS:
                                          Withhold                  Broker
                                For      Authority    Abstention   Non-Voters
                            ----------   ----------   ----------   ----------
       B. Joyce Wickham       588,377       2,402           40         ---

       Rod O. Julander        588,377       2,402           40         ---

       Mark L. Ballard        588,379       2,400           40         ---



       PROPOSAL 2: APPROVE SELECTION OF TANNER + CO.:

                              588,179       2,850          742         ---
























- --------------------------------------------------------------------------------





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




LASER CORPORATION

Date:   August 11, 1995                  /s/ B. Joyce Wickham
     --------------------                -------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   August 11, 1995                  /s/ Reo K Larsen
     --------------------                -------------------------
                                         Reo K Larsen
                                         General Accounting Manager

- --------------------------------------------------------------------------------