Form 10QSB/A
period 1995-06-30
LASER CORP
filed 1995-09-26
CIK 740726

- --------------------------------------------------------------------------------

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB/A

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

     Common Stock, .05 Par Value --  672,098 shares as of June 30, 1995

- --------------------------------------------------------------------------------


                                     INDEX

                        LASER CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            Exhibit 27 - Financial Data Schedule




SIGNATURES

- --------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit - Financial Data Schedule

- --------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LASER CORPORATION

Date:   September 26, 1995                 /s/ B. Joyce Wickham
        ------------------                 ------------------------
                                           B. Joyce Wickham
                                           President, Chief Executive Officer
                                           Treasurer and Director


Date:   September 26, 1995                 /s/ Reo K. Larsen
        ------------------                 ------------------------
                                           Reo K. Larsen
                                           General Accounting Manager