Form 10QSB
period 1995-09-30
LASER CORP
filed 1995-11-14
CIK 740726

================================================================================
                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB

(Mark one)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                     or

 [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________



                         Commission File Number 0-13316

                                LASER CORPORATION
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                    Utah                             87-0395567
         ----------------------------         ----------------------------
          (State of Incorporation)                (I.R.S. Employer
                                                   Identification No.)
            1832 South 3850 West
            Salt Lake City, UT                          84104
         ----------------------------         ----------------------------
            (Address of principal                    (Zip Code)
              executive office)

                                (801) 972-1311
         -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                Not Applicable
         -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [ X ]    No [   ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         Common Stock, .05 Par Value --  672,098 shares as of September 30,
         1995

================================================================================
                                     INDEX

                       LASER CORPORATION AND SUBSIDIARIES


 PART I.  FINANCIAL INFORMATION
 -------  ---------------------
 Item 1.   Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 1995 and  December 31,
           1994.

           Consolidated Statements of Operations - Three months ended September 30, 1995 and 1994; Nine months ended September 30, 1995 and 1994

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1995 and 1994.

           Notes to Consolidated Financial Statements - September 30, 1995.


 Item 2.   Management's Discussion and Analysis or Plan of Operation.



 PART II. OTHER INFORMATION
 -------- -----------------
 Item 6.   Exhibits and Reports on Form 8-K

           Exhibit 27 - Financial Data Schedule




 SIGNATURES
 ----------

================================================================================


 PART I. FINANCIAL INFORMATION
 Item 1.

                      LASER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  Sept. 30,     December 31,
ASSETS                                              1995            1994
                                                  Unaudited
                                                ------------    -----------
CURRENT ASSETS
  Cash and cash equivalents                     $   867,114     $    70,500

  Receivables:
    Trade accounts, less allowances of
    $33,497 in 1995 and $25,000 in 1994             571,613         572,418
    Notes Receivable (Current Portion)              144,824            ---
                                                -----------     -----------
                                                    716,437         572,418

  Inventories:
    Raw materials                                   744,058         528,987
    Work in process                                 398,585         414,648
    Finished Goods                                   67,583          53,203
                                                -----------     -----------
                                                  1,210,226         996,838

  Other current assets                               32,675          12,459
                                                -----------     -----------
        Total Current Assets                      2,826,452       1,652,215

NOTES RECEIVABLE LESS CURRENT PORTION               731,249           ---

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                       1,347,823       1,336,194
  Leasehold improvements                            581,180         580,351
                                                -----------     -----------
                                                  1,929,003       1,916,545
  Less accumulated depreciation
    and amortization                             (1,650,385)     (1,570,095)
                                                -----------     -----------
                                                    278,618         346,450

NET ASSETS OF DISCONTINUED OPERATIONS                 ---         1,912,867

OTHER ASSETS                                          4,299           4,299
                                                -----------     -----------
                                                $ 3,840,618     $ 3,915,831
                                                ===========     ===========








             See accompanying notes to consolidated financial statements

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                  Sept. 30,     December 31,
                                                    1995           1994
LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
                                               -----------      -----------

CURRENT LIABILITIES
   Trade accounts payable                      $   269,845      $   398,409
   Accrued expenses                                175,597          171,044
   Accrued warranty expense                        170,000          180,000
   Income taxes payable                              3,000           10,000
   Current portion of capital lease
       obligations                                  32,649           38,510
                                                ----------      -----------
      Total Current Liabilities                    651,091          797,963


CAPITAL LEASE OBLIGATIONS, less
    current portion                                   ---            23,410


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.05 par value;
      Authorized Shares - 2,000,000 shares
      in 1995 and 1994;
      Issued Shares - 682,098 shares in 1995
      and 1994;
      Outstanding Shares - 672,098 in 1995
      and 1994;                                     34,105           34,105
   Additional paid-in capital                      701,537          701,537
   Retained earnings                             2,553,885        2,458,816
   Treasury stock, at cost                        (100,000)        (100,000)
                                               -----------      -----------
       Total Stockholders' Equity                3,189,527        3,094,458
                                               -----------      -----------
                                               $ 3,840,618      $ 3,915,831















             See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three months ended          Nine months ended
                           ------------------------    -----------------------
                            Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                              1995           1994         1995          1994
                           ----------    ----------    ----------    ----------
REVENUES:
  Net sales                $  906,471    $  952,978    $3,038,523    $2,693,504
  Interest and other income    27,691         4,143        81,581        11,250
                           ----------    ----------    ----------    ----------
                              934,162       957,121     3,120,104     2,704,754
COSTS AND EXPENSES:
  Cost of products sold       705,248       686,820     2,312,189     2,015,897
  Selling, general and
   administrative             133,451       163,925       458,223       500,751
  Research and development     74,492        74,718       255,055       212,621
  Royalties                    12,496        14,068        45,118        41,003
  Interest                      2,029         3,513         7,361        11,840
                           ----------    ----------    ----------    ----------
                              927,716       943,044     3,077,946     2,782,112
                           ----------    ----------    ----------    ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES            6,446        14,077        42,158       (77,358)

INCOME TAX BENEFIT
 (EXPENSE) - CURRENT             ---           ---         (1,000)         (500)
                           ----------    ----------    ----------    ----------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS          6,446        14,077        41,158       (77,858)

INCOME FROM
 DISCONTINUED OPERATIONS         ---         92,726          ---        293,248

INCOME ON DISPOSAL OF
 DISCONTINUED OPERATIONS         ---           ---         53,911          ---
                           ----------    ----------    ----------    ----------
NET INCOME (LOSS)          $    6,446    $  106,803    $   95,069    $  215,390
                           ==========    ==========    ==========    ==========
NET INCOME (LOSS) PER SHARE
 CONTINUING OPERATIONS     $      .01    $      .02    $      .06    $     (.12)
                           ==========    ==========    ==========    ==========
NET INCOME PER SHARE
 DISCONTINUED OPERATIONS   $      ---    $      .14    $      .08    $      .44
                           ==========    ==========    ==========    ==========
NET INCOME PER SHARE       $      .01    $      .16    $      .14    $      .32
                           ==========    ==========    ==========    ==========
Average number of shares of
 Common Stock outstanding     681,000       672,000       681,000       672,000
                           ==========    ==========    ==========    ==========

             See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                    (Unaudited)

                                                    1995            1994
                                                 -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                              $    95,069    $   215,390
  Less income from discontinued operations              ---        (293,248)
  Less income from disposal of
    discontinued operations                          (53,911)          ---

  Adjustments to reconcile net income (loss)
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                   80,290         94,877
  (Increase) decrease in assets:
      Trade accounts receivable                          805        (69,672)
      Refundable income and value-added taxes           ---          71,691
      Inventories                                   (213,388)        99,901
      Other current assets                           (20,216)         6,374
      Other assets                                      ---          26,505
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                            (134,011)       (75,697)
      Income taxes payable                            (7,000)          ---
                                                 -----------    -----------
      Net Cash Provided from (Used in)
      Operating Activities                          (252,362)        76,121

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (12,458)       (10,137)
  Payments received on long term notes                90,705           ---

  Proceeds from sale of Pro Med Co.                1,000,000           ---
                                                 -----------    -----------
          Net Cash Provided from (Used in)
      Investing Activities                         1,078,247        (10,137)














             See accompanying notes to consolidated financial statements

================================================================================

CASH FLOW (CONTINUED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                        (29,271)       (26,431)
  Change in net assets of
    discontinued operation                              ---        (339,445)
                                                 -----------    -----------
Net Cash Provided by (Used in)
  Financing Activities                               (29,271)      (365,876)
                                                 -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     796,614       (299,892)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD             70,500        460,272
                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $   867,114    $   160,380
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




























             See accompanying notes to consolidated financial statements

================================================================================

                      LASER CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                            September 30, 1995


NOTE A - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1994 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


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


NOTE C - INVESTMENT IN PRO MED CO.

        On January 1, 1995, the Company entered into two agreements where it sold its 80 percent ownership in Pro Med Co. ("Pro Med"). One agreement is with the minority shareholders wherein the Company sold 31,726 shares of Pro Med stock (approximately 40 percent of the Company's ownership) to the minority shareholders of Pro Med. The sales price was for $1,095,496 and consisted of a cash payment of $300,000 and cancellation of the note payable to the minority shareholders which had a balance of $795,496 at December 31, 1994. The Company sold its remaining 48,274 shares of Pro Med stock (approximately 60 percent of the Company's ownership) and forgiveness of an intercompany note for total proceeds of $1,666,778 to Pro Med. The proceeds consisted of a $700,000 cash payment and notes receivable aggregating in a balance of $966,778. Both notes

================================================================================

receivable are secured by the common stock of Pro Med and the personal guarantees of the minority shareholders. The first note of $804,504 requires monthly payments of $16,121 including interest at 7.5%. The entire remaining unpaid balance is due February 1, 1998. The second note of $162,274 does not bear interest and is due January 1, 1998. The sale of Pro Med resulted in a gain of $53,911.

================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS

Three months ended September 30, 1995.
--------------------------------------

       Net sales for the three months ended September 30, 1995 were $906,471 compared to $952,978 for the same period in 1994, a decrease of $46,507 or 5%. This decrease was primarily a result of a decrease in product and service sales to two OEM customers. The majority of this decrease was offset by an increase in product sales to the Company's largest customer.

       Cost of products sold as a percent of Company net sales were 77.8% for the three months ended September 30, 1995 compared to 72.8% for the same period in 1994. This increase was primarily a result of increases in the sale of products that were more material cost intensive, as a percentage of the selling price, during the current three month period as compared to the products sold in the same period in 1994.

       Selling, general, and administrative expenses for the three month period ended September 30, 1995, decreased by $30,474 or 18.6% when compared to the same period in 1994. This decrease was primarily a result of decreased legal, accounting, and freight expenses and to reductions in the Company's bad debt expense.

       Research and development expenditures for the current period decreased less than 1% when compared to 1994 expenditures for the same period..

       As a result of these factors, the Company had net income from continuing operations for the three months ended September 30, 1995 of $6,446 or $.01 per share in 1995 compared to $14,077 or $.02 per share for the same period in 1994.

       Net income, inclusive of the 1994 discontinued operations, for the three months ended September 30, 1994 of $106,803 or $.16 per share.



Nine months ended September 30, 1995.
-------------------------------------

       Net sales for the nine months ended September 30, 1995 were $3,038,523 compared to $2,693,504 for the same period in 1994, an increase of $345,019 or 12.8%. This increase was primarily a result of an increase in product sales to the Company's largest customer and to a lesser extent, an increase in service sales to an OEM customer. These increases were partially offset by a net decrease in product and service sales to all other customers.

================================================================================

       Cost of products sold as a percent of Company net sales were 76.1% for the nine months ended September 30, 1995 compared to 74.8% for the same period in 1994. This increase was primarily a result of increases in the sale of products that were more material cost intensive, as a percentage of the selling price, during the current nine month period as compared to the products sold in the same period in 1994.

       Selling, general, and administrative expenses for the nine month period ended September 30, 1995, decreased by $42,528 or 8.5% when compared to the same period in 1994. This decrease was primarily a result of decreased legal, accounting and freight expenses and to reductions in the Company's bad debt expense.

       Research and development expenditures for the period increased by $42,434 or 20% when compared to the same period in 1994. This increase resulted primarily from product design and qualification costs for a new OEM customer.

       As a result of these factors, the Company had a net income from continuing operations for the nine months ended September 30, 1995 of $41,158, or $ .06 per share compared to a net loss from continuing operations of $77,858, or $ .12 per share for the same period in 1994, a positive swing in net income of $119,016.

       Net income, inclusive of a gain on the sale of ProMed, for the period ended September 30, 1995 was $95,069 or $.14 per share compared to net income, inclusive of the 1994 discontinued operations, of $215,390 or $.32 per share for the same period in 1994.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As a result of the sale of ProMed and the positive swing in net income from continuing operations, the Company has recognized a significant improvement in both working capital and cash equivalents during the past nine months. On September 30, 1995, the Company had working capital of $2,175,361 compared to $854,252 at December 31, 1994, an increase of $1,321,109, a 155% increase. Cash equivalents at September 30, 1995 were $867,114 compared to a December 31, 1994 balance of $70,500, an increase of $796,614 or 1,130%.

================================================================================

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          No Form 8-K was filed during the quarter ended September 30, 1995.

    (a)   Exhibit - Financial Data Schedule

[PERIOD-TYPE]                         Nine Months
[FISCAL-YEAR-END]                     December 31, 1995
[PERIOD-END]                          September 30, 1995
[CASH]                                    867,114
[SECURITIES]                                    0
[RECEIVABLES]                           1,481,183
[ALLOWANCES]                               33,497
[INVENTORY]                             1,210,226
[CURRENT-ASSETS]                        2,826,452
[PP&E]                                  1,929,003
[DEPRECIATION]                          1,650,385
[TOTAL-ASSETS]                          3,840,618
[CURRENT-LIABILITIES]                     651,091
[BONDS]                                         0
[COMMON]                                   34,105
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[OTHER-SE]                              3,155,422
<TOTAL LIABILITY-AND-EQUITY>            3,840,618
[SALES]                                 3,038,523
<TOTAL REVENUES>                        3,120,104
[CGS]                                   2,312,189
[TOTAL-COSTS]                           3,070,585
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                          7,361
[INCOME-PRETAX]                            42,158
[INCOME-TAX]                                1,000
[INCOME-CONTINUING]                        41,158
[DISCONTINUED]                             53,911
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
<NET INCOME>                               95,069
[EPS-PRIMARY]                                 .14
[EPS-DILUTED]                                 .14
















================================================================================

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LASER CORPORATION

Date:   November 14, 1995                 /s/ B. Joyce Wickham
                                         ----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   November 14, 1995                 /s/ Reo K Larsen
                                         ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================