Form 10QSB/A
period 1995-09-30
LASER CORP
filed 1996-02-14
CIK 740726

-----------------------------------------------------------------------------
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

                For the transition period from ____________ to ______________


                          Commission File Number 0-13316
                         --------------------------------

                                 LASER CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Utah                            87-0395567
        ------------------------       ----------------------------------
        (State of Incorporation)              (I.R.S. Employer
                                             Identification No.)

             1832 South 3850 West
             Salt Lake City, UT                     84104
        ---------------------------      --------------------------------
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

                             Yes    x       No
                                 -------       -------
        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, .05 Par Value -- 672,098 shares as of September 30,
        1995

-----------------------------------------------------------------------------

                                  INDEX

                      LASER CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            Exhibit 27 - Financial Data Schedule


SIGNATURES

-----------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit - Financial Data Schedule

-----------------------------------------------------------------------------

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LASER CORPORATION

Date:    February 13, 1996                /s/ B. Joyce Wickham
         -----------------                ------------------------
                                          B. Joyce Wickham
                                          President. Chief Executive Officer
                                          Treasurer and Director


Date:    February 13, 1996                /s/ Reo K. Larsen
         -----------------                ------------------------
                                          Reo K. Larsen
                                          General Accounting Manager

-----------------------------------------------------------------------------