Form 10KSB
period 1995-12-31
LASER CORP
filed 1996-03-28
CIK 740726

================================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]
For the fiscal year ended                 December 31, 1995
                          ------------------------------------------------------
Commission File No.                       0-13316
                    ------------------------------------------------------------
                              LASER CORPORATION
--------------------------------------------------------------------------------
              (Name of small business issuer in its charter)

                Utah                                       87-0395567
   -------------------------------                ---------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                   Identification Number)

1832 South 3850 West, Salt Lake City, Utah                     84104
------------------------------------------            ----------------------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:        (801) 972-1311
                                                -------------------------------
Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                   Name of each exchange on
                                                 which registered
              (None)                                  (None)
  ---------------------------             ------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.05 per share
--------------------------------------------------------------------------------
                            (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X    No
                                                               -----     -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                                       ---

Issuer's revenues for its most recent fiscal year.        $3,923,732
                                                   --------------------------

As of March 15, 1996, 672,098 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of these shares on March 15, 1996, of $2.50 per share) was approximately $1,088,458.

                  Documents Incorporated by Reference:
Proxy Statement for May 22, 1996 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1995. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period
(Part III of this report).

================================================================================

                                     PART I


ITEM 1. BUSINESS
----------------
     During 1995, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing of lasers and laser systems through its wholly-owned subsidiary, American Laser Corporation ("American Laser").

     Laser Corporation is a Utah corporation organized on January 12, 1983. Unless the context indicates otherwise, all references to the "Company" include Laser Corporation and its operating subsidiary, American Laser.

     American Laser was incorporated in June 1970 and became a wholly-owned subsidiary of Laser Corporation in August 1984. American Laser designs, manufactures, markets and services lasers and related laser systems which are primarily used by original equipment manufacturers ("OEM"). These manufacturers incorporate the lasers and the laser sub-assemblies into products such as ophthalmic and other medical instruments, semi-conductor manufacturing equipment, high speed non-impact printers, entertainment and other applications.

     On January 1, 1995 the Company sold its 80% interest in Pro Med Co. ("Pro Med"), an emergency medical equipment and supplies distribution company. The gain on this sale is reflected on the Company's 1995 financial statements.

     The Company's 1995 Annual Meeting of Stockholders was held on May 19, 1995. At that meeting, the slate of Directors proposed by the management of Laser Corporation was elected.


     Laser Products and Services
     ---------------------------

     The word "laser" is an acronym for Light Amplification by Stimulated Emission of Radiation. A laser is capable of generating an intense beam of light at visible, infrared and ultraviolet wavelengths. Lasers are broadly distinguished by whether their mediums are gas, liquid or solid. The laser's medium determines the wavelength, power and other characteristics of the optical radiation emitted. Lasers are also distinguished by their operational mode (either continuous mode or pulsed mode) and the power of the beam emitted. "Q-switching" or "mode-locking" allows the output and intensity of the laser to be modulated to emit short, powerful bursts of laser light of greater energy density than that emitted during continuous mode operation. Thus, the active medium, operational mode and power determine the particular tasks lasers are best able to perform.

     The Company principally produces laser tubes filled with argon gas. A mirror is placed at one end of the tube, and a partial mirror is placed at the opposite end. An external power supply activates the argon gas within the tube and causes the argon gas to produce light. The light reflects off the mirror at one end of the tube and exits from the tube through the partial mirror at the other end. Argon lasers may be used in medical, printing, entertainment, scientific research and other applications. The Company also produces, to a lesser extent, laser tubes filled with krypton and argon/krypton gas.

================================================================================

     The Company's lower powered air-cooled argon lasers are used in printing, offset color photo processing, semi-conductor manufacturing, optical disk manufacturing, research and other applications. The higher powered water-cooled argon lasers are primarily used as components in laser-based ophthalmic and other applications. The Company's argon/krypton lasers are primarily used in diagnostic medicine.

     The Company normally conducts quality tests on its laser systems prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although non-warranty terms or the level of warranty coverage, as well as the warranty period, are subject to negotiation. The three largest customers of the Company have modified warranty
terms and warranty periods which exceed one year.   At December 31, 1995, the
reserve for anticipated warranty expenses for the laser products which had been sold as of that date was $140,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The lasers are generally returned for service or repair to the Company at its Salt Lake City, Utah, facility.

     Service and repair typically entail the replacement, repair or refurbishment of component parts comprising the laser products or sub-assemblies.


     Sales and Marketing
     -------------------

     Net sales of laser products for the year ended December 31, 1995 were $3,809,710 as compared to $3,605,214 for the same period in 1994, an increase of $204,496, or 6%. This increase resulted from a $508,243 increase in product sales to Carl Zeiss and its subsidiaries, ("Carl Zeiss"), which was partially offset by a $7,846 decrease in service sales to Rank Xerox in Europe, ("Xerox"), a $194,876 decrease in product and service sales to Therma-Wave, Inc. (Therma-Wave"), and a $101,025 decrease in product and service sales to all other customers.

     In November 1993, the Company signed a purchase contract with Carl Zeiss, a major supplier of ophthalmic products. The contract provides a twelve month rolling forecast of anticipated usage, although Carl Zeiss is only obligated to purchase no more than the full quantity specified in the first three months of the most current rolling forecast. The first month is fixed, the second month may vary by as much as 20%, the third month may vary by as much as 40% and the fourth through the twelfth months are only forecasts. Sales to Carl Zeiss for the year ended December 31, 1995 were $1,654,868 as compared to $1,146,625 for the same period in 1994, an increase of $508,243, or 44%.

     Service sales to Xerox for the year ended December 31, 1995 were $400,154 as compared to $408,000 for the same period in 1994, a decrease of $7,846, or 2%.

     Product and service sales to Therma-Wave for the year ended December 31, 1995 were $198,214 as compared to $393,090 for the same period in 1994, a decrease of $194,876, or 50%.

     Service sales is the term used internally by the Company for the repair

================================================================================
and/or refurbishment of customer owned laser products. Such service sales are generally completed in house. Recently, sales to Xerox and a majority of sales to Therma-Wave have resulted from service sales on the model 60X and 60B laser, respectively. Service sales to Xerox and Therma-Wave accounted for approximately 14% and 17% of the Company's total net sales in 1995 and 1994, respectively. For the year ended December 31, 1995, service sales to Xerox and Therma-Wave totaled $531,688 as compared to $619,690 for the same period in 1994, a decrease of $88,002, or 14%. The Company believes that future Xerox demand for its argon laser products and services may be minimal, and that the future Therma-Wave demand for the Company's products and services may decline, although management is unable to estimate such demand.

     For many years, the Company has been and remains substantially dependent upon a limited number of customers for sales of its laser products. The Company believes that future sales of its laser products and sub-assemblies will depend upon its ability to attract and maintain a variety of volume OEM customers requiring its laser products. However, there can be no assurance that the Company will be successful in these efforts, or that its competitors, customers or others will not introduce products or technologies superior to those of the Company or produce comparable products at lower prices, in which case the Company's business could be adversely affected. In addition, rapid technological advances made by competitors, customers, or others could make the product lines obsolete. Also, overall customer demand for laser products and sub-assemblies may decrease as a result their replacement by superior, alternative, or lower cost products and technologies.

     Other than with Carl Zeiss and Bio Rad Microscience Ltd. and its affiliates ("Bio Rad"), the Company has no other purchase contracts as customers typically fulfill their requirements by placing purchase orders which are generally filled and shipped within the customer's requested delivery schedule. The Company's backlog of new products and service orders for laser systems as of December 31, 1995 was approximately $925,647, as compared to approximately $924,220 as of December 31, 1994. Based on past experience, the Company anticipates that substantially all of its unfilled orders for laser products will be delivered in 1996.

     The Company typically bills its laser customers upon product shipment. Payment on approved credit terms is generally due in 30 days after date of shipment, but such terms can vary, especially in the case of foreign sales. Collection of trade accounts receivable typically occurs within 45 to 90 days after shipment.


     Foreign Sales
     -------------

     The Company sells a majority of its laser products to customers in Europe and other foreign countries. The Company's two largest customers for laser products in 1995 were foreign customers. Carl Zeiss in Germany and Rank Xerox in Europe accounted for approximately 43% and 11% respectively of the total laser products sales during 1995. Total sales to all foreign customers accounted for approximately 74% of the Company's total laser products sales. (See Note 11 to Consolidated Financial Statements for further discussion).

================================================================================

     Manufacturing and Suppliers
     ---------------------------

     The Company relies upon unaffiliated suppliers for components used in the fabrication of its laser products. For most components, the Company is not dependent upon any one particular supplier and has not experienced significant delays in obtaining components. Currently, certain components utilized in the manufacture of the laser products are available from a single or limited number of suppliers. The Company believes that its operations could be adversely affected in the event that it is unable to obtain components on a timely basis from these suppliers.

     The Company maintains an inventory of laser components as well as a minimal level of finished goods. The Company generally manufactures its products in response to customer orders.

     Net of inventory reserves, the Company's raw material inventory at December 31, 1995 was $744,886, work in process inventory was $423,291, and the remaining $17,995 was finished goods inventory.

     Competition
     -----------

     The laser market is complex and fragmented as a result of the specialized nature of laser products and the various applications required by purchasers of lasers and laser systems. Rapid technological advances and intense competition are characteristic of the laser industry. The Company is subject to the risk that its competitors or customers may introduce technologies or products which may make its products obsolete. The Company is also subject to the risk that the products incorporating its lasers may become obsolete or may be redesigned, eliminating the need for its products. The principal competitive factors are technology, price, service, quality, performance and ability to meet customer specifications. The Company believes that other domestic suppliers of argon, argon/krypton and krypton lasers have greater technical and financial resources than those of the Company.

     The Company will continue to devote resources to develop new and improve existing product lines. Future sales are in a large part dependent on the success of the introduction of new or improved products and on its OEM customers'abilities to remain competitive in the marketplace for the manufacture and sale of laser-based products. The Company is and will continue to be dependent on its ability to provide laser components meeting the specifications, characteristics and prices required of it by its OEM customers.

     There can be no assurance that the Company's customers or competitors will not develop technology which could render the existing product lines obsolete. If such technology were successfully developed, continued sales of the existing laser products could rapidly diminish, and revenues derived from the laser field would come primarily from the service of the Company's remaining in-field laser products. Obsolescence and retirement of the equipment utilizing the Company's products would, over time, substantially eliminate such service-based revenues. Since the Company's revenues to date have primarily been derived from the manufacture, sale and service of laser products, the ability to develop and market competitive laser products will have a fundamental impact on operations and the future direction.

================================================================================

     Patents, Licenses and Trade Secrets
     -----------------------------------

     Although the Company owns certain domestic patents relating to laser technology, the Company believes that the ownership of patents is not essential to its current operations.

     The Company entered into a license agreement in March 1989 with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents.


     Government Regulation
     ---------------------

     The Center for Devices and Radiological Health ("CDRH") of the United States Food and Drug Administration is the Federal government body primarily responsible for the regulation and administration of laser technology and related products. The CDRH has issued laser radiation safety regulation which require certain laser manufacturers and end users to file new product and annual reports, to maintain sales records and quality control, to conduct proper testing, and to incorporate certain design and operating features in lasers sold to end users. Warning labels are required to be affixed to laser products, and protective devices must be installed. CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. The regulations required generally do not apply to O.E.M. laser products which are incorporated as components in laser-based end products. Certain of the Company's products are required to comply with the emissions and immunity requirements set forth by the European Community under the requirements of the EMC Directive (89/336/EEC). The Company has received its certification of Compliance as required. There can be no assurance the CDRH or any international governing agency will not enact new regulations to which the Company will be subject.


     Product Development
     -------------------

     The Company continues to be engaged in the development of laser products and technologies. During 1995, the Company focused its efforts on adapting its products to the specialized requirements of one OEM customer as well as to the development of solid state laser technologies and potential products. To that end, in 1995, the Company entered into a joint research and development agreement with the University of Utah and the Center for Electronics Systems Technology to develop the latest in solid state laser products providing visible blue or green output. The Company spent $333,325 and $308,691 on research and development activities in 1995 and 1994, respectively.


     Insurance
     ---------

     The Company does not have product liability insurance on its laser products.

================================================================================

     Compliance with Environment Laws
     --------------------------------

     The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.


     Employees
     ---------

     On December 31, 1995, the Company had 38 full-time equivalent employees: 4 in general and administrative services, 25 in manufacturing and support services, 6 in Engineering and 3 in management and marketing.


ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The Company's administrative offices and primary assembly facilities for its laser products are located in a building of approximately 46,000 square feet in Salt Lake City, Utah, which is owned by Dr. William H. McMahan, a significant shareholder and former Chairman, President and Chief Executive Officer of the Company. The Company leases the building from Dr. McMahan pursuant to a lease agreement which terminates on April 30, 1999. In 1995, the Company paid annual base rent of $236,725.

      The Company believes that the foregoing facilities are currently more than adequate for its activities.


Item 3.  LEGAL PROCEEDINGS
--------------------------

     There are no pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

================================================================================



                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------


     The Company's common stock trades on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol LSER. The following table sets forth the prices for the periods as indicated. The high and low sales price are used in reporting. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                       High              Low
                                      -------          -------
    1995   First quarter              5                 2 15/16
    ----   Second quarter             4                 2 1/2
           Third quarter              3 5/8             1 1/4
           Fourth quarter             2 3/4             1 7/8


    1994   First quarter              1 3/8             1 3/8
    ----   Second quarter             1 3/4             1 1/4
           Third quarter              4                 1 3/8
           Fourth quarter             6 3/4             2 1/2



     As of December 31, 1995 there were approximately 550 beneficial holders of the Company's Common Stock.

     The Company did not pay dividends on its common stock in 1995 and it does not anticipate paying any dividends thereon in the foreseeable future.

--------------------------------------------------------------------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------


     Results of Operations
     ---------------------
     Net sales from operations, for the year ended December 31, 1995, were $3,809,710 as compared to $3,605,214 in 1994, an increase of $204,496 or 6%.
This increase in net sales resulted from an increase in laser product sales to the Company's largest customer, Carl Zeiss, totaling $508,243, which was partially offset by decreases in products and service sales to Xerox totaling $7,846, to Therma-Wave totaling $194,876 and to all other customers totaling $101,025.

     Sales to Carl Zeiss in 1995 were $1,654,868, or 43% of net sales as compared to $1,146,625, or 32% of net sales in 1994. Sales to Xerox in 1995 were $400,154, or 11% of net sales compared to $408,000, or 11% of net sales in 1994. Sales to Therma-Wave in 1995 were $198,214, or 5% of net sales as compared to $393,090, or 11% of net sales in 1994. The decrease of $101,025 in sales to other customers was due to decreased demand for the Company's products and service sales.

     Cost of products sold as a proportion of Company net sales increased to 77% in 1995 from 68% in 1994. This increase resulted primarily from increases in material and labor costs and to a 1994 reduction in the Company's reserve for obsolete inventory. Material and labor were 41% and 19%, respectively in 1995 as compared to 39% and 18%, respectively in 1994. The 1994 reduction in the Company's reserve for obsolete inventory as a proportion of 1994 net sales was 6%.

     Selling, general and administrative costs decreased from $727,430 in 1994 to $580,759 in 1995, a decrease of $146,671 or 20%. This decrease was primarily a result of decreased legal, accounting and freight expenses and to a reduction in the Company's bad debt expense.

     Royalty expenses increased from $43,145 in 1994 to $56,596 in 1995 as a result of increased laser products and service sales. Research and development costs increased 8%, or $24,634 during 1995 as compared to 1994.

     Interest income and other revenue increased from $60,824 in 1994 to $114,022 in 1995. This increase was primarily due to interest income derived from notes receivable from the sale of Pro Med which amounted to $55,665 in interest income during 1995.

     Net income from operations for 1995 was $13,651 as compared to a net income of $110,822 in 1994, a decrease of $97,171. As previously discussed, the decrease in net income resulted primarily from increased cost of products sold which was partially offset by decreases in selling, general and administrative expenses during 1995.

     As a result of the sale of the discontinued operations subsidiary, Pro Med, on January 1, 1995, there were no net sales from discontinued operations during 1995. Net sales for the year ended December 31, 1994 for Pro Med were $12,061,645. Net income on the disposal of discontinued operations recognized during 1995 was $53,111, net of tax expenses. Income from discontinued

--------------------------------------------------------------------------------

operations net of income tax expenses was $318,072 during 1994.

     The Company has net operating loss carryforward for income tax purposes totaling approximately $2,650,000 which expire in the years 2004 through 2008.



     Liquidity and Capital Resources
     -------------------------------

     On December 31, 1995, the Company had working capital of $2,202,494 compared to $854,252 at December 31, 1994, an increase of $1,348,242, or 158%. Cash equivalents at December 31, 1995 were $936,370 compared to a December 31, 1994 balance of $70,500 or an increase of $865,870, or 1228%. The Company's working capital requirements have primarily been financed by internally generated funds.

     The working capital and cash equivalents increase was primarily a result of the $1,000,000 cash deposit which was made at the time of the sale of Pro Med on January 1, 1995. Additional contributions from the sale are being realized with monthly promissory note payments of $16,121 which commenced on February 1, 1995 and will continue until the note receivable balances are paid off during the first quarter of 1998. To a lesser extent, the increase is a result of the elimination of interest costs associated with the servicing of the acquisition notes payable.

     Currently, the Company has no material commitments for capital expenditures, and has not entered into any agreements for additional sources of borrowing or capital.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The response to this item is submitted in a separate section of this report. See page F-1.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     There has been no reported disagreement on any matter of accounting principles or material financial statement disclosures of a kind described in
Item 304 of Regulation S-B.

--------------------------------------------------------------------------------

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1995, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1995, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1995, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1995, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

================================================================================


                                     PART IV

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------

     (a)  Exhibits

           3 (i)  -  *Articles of Incorporation, as amended

           4 (a)  -  *Specimen Stock Certificate

          10 (a)  -  *Option Agreement among the Registrant, OCI and Dr.
                      McMahan

             (b)  -  *Incentive Stock Option Plan

             (c)  -  *Non-Statutory Stock Option Plan

             (d)  -  *Lease Agreement between Dr. McMahan and American Laser
                      (Salt Lake City)

             (e)  -  *Amendment to Lease Agreement between Dr. McMahan and
                      American Laser (Salt Lake City)

             (f)  -  *Stock Purchase Agreement dated as of January 1, 1995 between Barrie Brewer, Brad Brewer and Jean Brewer and Registrant.

             (g)  -  *Stock Redemption Agreement dated as of January 1, 1995 between Pro Med Co. and Registrant.

          21      -   Statement re:  Subsidiaries of the Registrant





















__________________

*  Previously filed and incorporated herein by reference

================================================================================

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LASER CORPORATION


By:  /s/ B. Joyce Wickham                         Date    March 27, 1996
     -----------------------------                    ---------------------
     B. Joyce Wickham
     President & Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                             Date
                -------------                         --------

/s/ B. Joyce Wickham                                March 27, 1996
--------------------------------                 ---------------------
B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                 March 27, 1996
--------------------------------                 ---------------------
Mark L. Ballard
Vice President and Director


/s/ Reo K. Larsen                                   March 27, 1996
--------------------------------                 ---------------------
Reo K. Larsen
General Accounting Manager


/s/ Rod O. Julander                                 March 27, 1996
--------------------------------                 ---------------------
Rod O. Julander
Secretary and Director

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

            EXHIBIT 21 - STATEMENT RE: SUBSIDIARIES OF THE REGISTRANT



                  Subsidiary                         Place of Incorporation
                --------------                       ----------------------

         American Laser Corporation                         Utah

         Optical Computer Corporation  (Discontinued)       Utah

         American Laser GmbH  (Discontinued)                Germany

         NuvoMed, Inc.  (Inactive)                          Utah

================================================================================




















                     LASER CORPORATION AND SUBSIDIARIES

                          December 31, 1995 and 1994

                             Financial Statements

================================================================================







                     LASER CORPORATION AND SUBSIDIARIES

                 Index to Consolidated Financial Statements





                                                                 Page

           Independent auditors' report                           F-1

           Consolidated balance sheet, December 31,
           1995 and 1994                                          F-2

           Consolidated statement of income for the
           years ended December 31, 1995 and 1994                 F-3

           Consolidated statement of stockholders'
           equity for the years ended December 31,
           1995 and 1994                                          F-4

           Consolidated statement of cash flows for
           the years ended December 31, 1995 and 1994             F-5

           Notes to consolidated financial statements             F-7

================================================================================


                          INDEPENDENT AUDITORS' REPORT










   To the Board of Directors of
   Laser Corporation



        We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



















   February 29, 1996

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheet

                           December 31, 1995 and 1994



                                                   1995           1994
       ASSETS                                   ----------     ----------

Current assets:
  Cash and cash equivalents                     $  936,370     $   70,500

Receivables:
  Trade accounts, less allowance for
    doubtful accounts of $1,500 in
    1995 and $25,000 in 1994                       539,661        572,418
  Other                                              4,241            -
                                                ----------     ----------
                                                   543,902        572,418

Inventories                                      1,186,172        996,838

Notes receivable - current portion                 171,873            -

Other current assets                                10,025         12,459
                                                ----------     ----------
         Total current assets                    2,848,342      1,652,215
                                                ----------     ----------

Equipment and leasehold improvements             1,937,914      1,916,545

  Less accumulated depreciation and
    amortization                                (1,676,807)    (1,570,095)
                                                ----------     ----------
                                                   261,107        346,450

Notes receivable, less current portion             693,320            -

Net assets of discontinued operations                  -        1,912,867

Other assets                                         4,299          4,299
                                                ----------     ----------
                                                $3,807,068     $3,915,831
                                                ==========     ==========













================================================================================



                                                   1995           1994
                                                ----------     ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  336,955     $  398,409
  Accrued expenses                                 145,483        171,044
  Accrued warranty expense                         140,000        180,000
  Income taxes payable                                 -           10,000
  Current portion of capital lease obligations      23,410         38,510
                                                ----------     ----------
           Total current liabilities               645,848        797,963

Capital lease obligations, less current portion        -           23,410

Commitments and contingencies                          -              -

Stockholders' equity:
  Common stock, $.05 par value authorized
    2,000,000 shares, issued 682,098 shares         34,105         34,105
  Additional paid-in capital                       701,537        701,537
  Retained earnings                              2,525,578      2,458,816
  Treasury stock, at cost                         (100,000)      (100,000)
                                                ----------     ----------
           Total stockholders' equity            3,161,220      3,094,458
                                                ----------     ----------

                                                $3,807,068     $3,915,831
                                                ==========     ==========

























          See accompanying notes to consolidated financial statements.



================================================================================


                       LASER CORPORATION AND SUBSIDIARIES

                        Consolidated Statement of Income

                     Years Ended December 31, 1995 and 1994

                                                   1995           1994
                                                ----------     ----------
Revenues:
  Net sales                                     $3,809,710     $3,605,214
  Interest and other income                        114,022         60,824
                                                ----------     ----------
                                                 3,923,732      3,666,038
Cost and expenses:
  Cost of products sold                          2,930,652      2,458,195
  Selling, general and administrative              580,759        727,430
  Research and development                         333,325        308,691
  Royalties                                         56,596         43,145
  Interest                                           8,549         14,755
                                                ----------     ----------
                                                 3,909,881      3,552,216
Income from continuing operations
  before income taxes                               13,851        113,822

Income tax expense - current                           200          3,000
                                                ----------     ----------
Income from continuing operations                   13,651        110,822

Discontinued operations:
  Income from discontinued operations, net of
    income tax expense of $7,000 for 1994              -          318,072
  Income on disposal of discontinued operations,
    net of income tax expense of $800 for 1995      53,111            -
                                                ----------     ----------
Net income                                      $   66,762     $  428,894
                                                ==========     ==========

Net income per share continuing operations           $ .02          $ .16

Net income per share discontinued operations           .08            .46
                                                ----------     ----------
                                                     $ .10          $ .62
                                                ==========     ==========
Weighted average number of shares of common
  and common equivalent shares outstanding         687,000        689,000











          See accompanying notes to consolidated financial statements.

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

                  Consolidated Statement of Stockholders' Equity

                      Years Ended December 31, 1995 and 1994










                            Additional
            Common Stock     Paid-In    Retained   Treasury Stock
           Shares   Amount   Capital    Earnings   Shares  Amount      Total


Balance at
January 1,
1994       672,098  $34,105  $701,537  $2,029,922  10,000 $(100,000) $2,665,564

Net income     -        -         -       428,894     -         -       428,894
           -------  -------  --------  ----------  ------ ---------  ----------
Balance at
December
31, 1994   672,098   34,105   701,537   2,458,816  10,000  (100,000)  3,094,458

Net income     -       -          -        66,762     -         -        66,762
           -------  -------  --------  ----------  ------ ---------  ----------

Balance at
December
31, 1995   672,098  $34,105  $701,537  $2,525,578  10,000 $(100,000) $3,161,220
           =======  =======  ========  ==========  ====== =========  ==========


















          See accompanying notes to consolidated financial statements.



================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

                       Consolidated Statement of Cash Flows

                      Years Ended December 31, 1995 and 1994






                                                      1995           1994
                                                   ----------     ----------
Cash flows from operating activities:
  Net income                                       $   66,762     $  428,894
  Less income from discontinued operations                -         (318,072)
  Less income on disposal of discontinued operations  (53,111)           -
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                  106,712        124,180
  (Increase) decrease in:
    Accounts receivable                                28,516       (137,207)
    Refundable income and value-added taxes               -           71,691
    Inventories                                      (189,334)       (50,162)
    Other current assets                                2,434         28,169
    Other assets                                          -           26,505
  Increase (decrease) in:
    Trade accounts payable and accrued expenses       (87,015)       (29,610)
    Accrued warranty expense                          (40,000)        35,000
    Income taxes payable                              (10,800)       (90,000)
                                                   ----------     ----------
    Net cash from continuing operations              (175,836)        89,388
    Net cash from discontinued operations                 -          (10,577)
         Net cash provided by (used in)            ----------     ----------
         operating activities                        (175,836)        78,811

Cash flows from investing activities:
  Purchases of property and equipment                 (21,369)       (12,585)
  Proceeds from note receivable                       101,585            -
  Cash from investing activities
    - continuing operations                            80,216        (12,585)
  Cash from investing activities
    - discontinued operations                       1,000,000        (44,777)
         Net cash provided by (used in)            ----------     ----------
         investing activities                       1,080,216        (57,362)














================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

                Consolidated Statement of Cash Flows - Continued








                                                      1995           1994
                                                   ----------     ----------
Cash flows from financing activities:
  Payments on capital lease obligations               (38,510)       (36,006)
  Cash from financing activities of
    discontinued operations                               -         (254,754)
         Net cash (used in)                        ----------     ----------
         financing activities                         (38,510)      (290,760)

Increase (decrease) in cash and cash equivalents      865,870       (269,311)

Cash and cash equivalents, beginning of year           70,500        339,811
                                                   ----------     ----------
Cash and cash equivalents, end of year             $  936,370     $   70,500
                                                   ==========     ==========

Supplemental disclosure of noncash transactions
-----------------------------------------------
       During 1995, the Company sold its 80% owned subsidiary.  As part of the sale price the Company received notes receivable totaling $966,778 and cancellation of notes payable to minority shareholders of Pro Med of $795,496.

Supplemental disclosures of cash flow information
-------------------------------------------------
                                                      1995           1994
                                                   ----------     ----------
  Interest paid                                    $    8,549     $   14,755
                                                   ==========     ==========

  Income taxes paid                                $    8,000     $      600
                                                   ==========     ==========













          See accompanying notes to consolidated financial statements.



================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994

(1) Significant Accounting Policies
-----------------------------------
    Principles of Consolidation and Description of Activity
    -------------------------------------------------------
         The consolidated financial statements include the accounts of Laser
    Corporation (Laser) and its wholly-owned subsidiaries, American Laser
    Corporation (American Laser) located in Salt Lake City, Utah, American
    Laser GmbH (GmbH) which was located in Munich, Germany (effective October
    15, 1993, operations were ceased), its majority-owned (-0- percent in 1995 and 80 percent in 1994-see note 2) subsidiary, Pro Med Co. (Pro Med)
    headquartered in Murray, Utah, Optical Computer Corporation, and NuvoMed,
    Inc.  Results of Pro Med, which was sold effective January 1, 1995, have been classified as discontinued operations.  All significant intercompany account balances and transactions have been eliminated in consolidation.

         American Laser Corporation is engaged in designing, manufacturing, marketing and servicing of laser systems.

         Pro Med was engaged in the distribution of emergency medical equipment and supplies.

    Cash and Cash Equivalents
    -------------------------
         For purposes of the statements of cash flows, the Company considers all highly liquid certificates of deposit with maturities of three months or less to be cash equivalents.

    Inventories
    -----------
         Inventories are valued at the lower of cost (first-in, first-out method) or market value.

    Equipment and Leasehold Improvements
    ------------------------------------
         Equipment and leasehold improvements are recorded at cost.
    Depreciation and amortization are calculated using the straight-line and declining balance methods over the estimated useful lives or lease terms of the assets as follows:

                  Equipment                          3-10 years
                  Leasehold improvements               10 years

    Goodwill
    --------
         Goodwill acquired in the acquisition of the majority interest of Pro
    Med represented the excess of cost over fair value of net assets acquired and was being amortized using the straight-line method over an estimated life of 25 years.  For purposes of financial statements presentation, goodwill and the related accumulated amortization have been included in net assets of discontinued operations.



================================================================================

                     LASER CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements - Continued

(1) Significant Accounting Policies - Continued
-----------------------------------------------
    Income Taxes
    ------------
         Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes arising primarily from differences between financial reporting and income tax reporting in the methods of accounting for depreciation of property and equipment, accrued liabilities, asset and liability research.

    Warranty Costs
    --------------
         The Company records the estimated cost of warranty obligations on laser products at the time the related products are sold.  There was no warranty expense relating to the sale of emergency medical equipment as the warranty was provided by the original manufacturer.

    Net Income (Loss) Per Common and Common Equivalent Share
    --------------------------------------------------------
         Net income per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of the Company's common stock issuable upon exercise of stock options, determined using the treasury stock method. Fully diluted earnings per share is the same or not materially different than primary earnings per share, and, accordingly, is not presented.

    Concentration of Credit Risk
    ----------------------------
         The Company designs, manufactures, markets and provides service on lasers and related laser systems which are primarily used by original equipment manufacturers in both domestic and foreign markets. These laser products are used in items such as printers, medical instruments, entertainment products and other applications.  The Company grants credit in these markets without requiring collateral to substantially all its customers.

         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

    Accounting Estimates
    --------------------
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

    Reclassifications
    -----------------
         Certain 1994 financial statement amounts have been reclassified to conform to the 1995 presentations.

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued




(2) Discontinued Operations
----------------------------

        On January 1, 1995, the Company entered into two agreements where it sold its 80 percent ownership in Pro Med. One agreement is with the minority shareholders of Pro Med wherein the Company sold them 31,726 shares of Pro Med stock (approximately 40 percent of the Company's ownership). The sales price was for $1,095,496 and consisted of a cash payment of $300,000 and cancellation of the note payable to the minority shareholders of Pro Med which had a balance of $795,496 at December 31, 1994.

         The Company sold its remaining 48,274 shares of Pro Med stock
    (approximately 60 percent of the Company's ownership) and forgiveness of an intercompany note for total proceeds of $1,666,778 to Pro Med. The proceeds consisted of a $700,000 cash payment and notes receivable aggregating in a balance of $966,778. Both notes receivable are secured by the common stock of Pro Med and the personal guarantees of the minority shareholders of Pro Med. The first note of $804,504 requires monthly payments of $16,121 including interest at 7.5 percent per annum. The entire remaining unpaid balance is due February 1, 1998. The second note of $162,274 does not bear interest and is due January 1, 1998.

         Sales applicable to discontinued operations were $12,061,645 for the year ended December 31, 1994.

         The sale of Pro Med resulted in a net gain after taxes of $53,111.


(3) Inventories
---------------

         Inventories consist of the following at December 31, 1995 and 1994:

                                                     1995           1994
                                                  ----------     ----------
            Raw materials                         $  744,886     $  528,987
            Work-in-process                          423,291        414,648
            Finished goods                            17,995         53,203
                                                  ----------     ----------
                                                  $1,186,172     $  996,838
                                                  ==========     ==========

         Inventories include a reserve for obsolete/excess inventory of $190,000 and $206,000 at December 31, 1995 and 1994, respectively.






================================================================================

                     LASER CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements - Continued




(4) Equipment and Leasehold Improvements
----------------------------------------

         Equipment and leasehold improvements consist of the following at December 31, 1995 and 1994:

                                                     1995           1994
                                                  ----------     ----------
            Equipment                             $1,356,734     $1,336,194
            Leasehold improvements                   581,180        580,351
                                                  ----------     ----------
                                                   1,937,914      1,916,545

            Less accumulated depreciation
              and amortization                    (1,676,807)    (1,570,095)
                                                  ----------     ----------
                                                  $  261,107     $  346,450
                                                  ==========     ==========

(5) Capital Leases
------------------

         The Company leases engineering design and test equipment which have been capitalized at $163,862 with related accumulated amortization of $140,342 and $113,461 at December 31, 1995 and 1994, respectively. The related amortization expense is included in depreciation expense for financial statements purposes. The leases have terms ranging from 48 to 60 months and bear interest at various rates.

         Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 1995:

            1996                                            $   24,709
            Thereafter                                            -0-
                                                            ----------
                                                                24,709

            Less amounts representing interest                   1,299

            Less current portion                                23,410
                                                            ----------
            Total                                           $     -0-
                                                            ==========









================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements - Continued




(6) Income Taxes
----------------

         The provision for income taxes differs from the amount computed at federal statutory rates as follows:
                                                     1995           1994
                                                  ----------     ----------
         Tax expense at statutory rates           $   11,000     $  149,000
         State income taxes                            2,000         22,000
         Changes in valuation allowance
           for net operating loss                    (12,000)      (161,000)
                                                  ----------     ----------
         Total expense                            $    1,000     $   10,000
                                                  ==========     ==========
         Tax expense applicable
           to continuing operations               $      200     $    3,000
         Tax expense applicable to
           discontinued operations                       800          7,000
                                                  ----------     ----------
         Total expense                            $    1,000     $   10,000
                                                  ==========     ==========


         The principal components of the Company deferred tax balances are as follows:

                                                     1995           1994
                                                  ----------     ----------
         Net operating loss carryforward          $1,033,000     $1,210,000
         Excess tax depreciation over
           book depreciation                         (53,000)       (75,000)
         Inventory reserve                            65,000         70,000
         Warranty reserve                             16,000         60,000
         Other accruals                                3,000         22,000
         Bad debt reserve                              1,000          8,000
         Valuation allowance                      (1,065,000)    (1,295,000)
                                                  ----------     ----------
         Net deferred tax assets and liabilities  $     -0-      $     -0-
                                                  ==========     ==========

         The Company has net operating loss carryforwards for tax purposes of approximately $2,650,000 at December 31, 1995 available to offset future taxable income which expire in the years 2004 through 2008. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost.







================================================================================

                      LASER CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued



(7) Commitments and Contingencies
---------------------------------

    Operating Leases
    ----------------
         The Company's administrative offices and primary assembly facilities for its laser products are located in a 46,000 square foot building in
    Salt Lake City, Utah.  The Company leases the building from a significant shareholder, Dr. McMahan, pursuant to a lease agreement which terminates on April 30, 1999.  Under this lease, the Company paid rent of $236,725 in
    1995 and 1994.  Under the terms of this lease, a one time increase in required rental payments may be made in 1996 to reflect the increase, if any, in fair market rental value.

         Future minimum payments under noncancellable operating leases with initial terms of one year or more are as follows at December 31, 1995:

            1996                                           $  236,725
            1997                                              236,725
            1998                                              236,725
            1999                                               78,908
                                                           ----------
                                                           $  789,083
                                                           ==========

    Royalty Agreement
    -----------------
         The Company is party to an agreement with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents.  Total royalty expense was $56,596 and $43,145 in 1995 and 1994, respectively.

    Product Liability Insurance
    ---------------------------
         American Laser does not have product liability insurance on its laser products.

    Employment Agreements
    ---------------------
         The Company has employment agreements with its President and Chief
    Executive Officer and with its Vice President.  These agreements have a three year term with automatic renewals for additional terms of equal length unless terminated by either party.  The agreements also provide for twelve and eleven month, respectively, of severance benefits at the time of termination unless termination is for cause, lack of performance, resignation or by reason of death.







================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements - Continued







(8) Stock Plans and Options
---------------------------

         In January 1985, the Company adopted a stock bonus plan whereby 50,000 shares of the Company's common stock have been reserved for ultimate issuance to qualified employees. The Company's Board of Directors has complete discretion as to which employees qualify, the number of shares to be granted and any restrictions to be placed upon such shares. No more than 1,000 shares may be granted to any one employees during any fiscal year.

         The Company has an incentive stock option plan and a non-qualified stock option plan whereby an aggregate of 100,000 shares, or 50,000 shares for each plan, of the Company's unissued and restricted common stock was reserved for ultimate issuance to selected employees. The Stock Option
    Committee of the Board of Directors administers both plans and has discretion to determine the terms of options granted under each plan. Such terms include the exercise price of each option, the number of shares subject to each option, and the exercisability of such options. Options under the incentive plan must be granted at the fair market value on the date of grant except that the option price must be one hundred ten percent
    (110%) of such fair market value if the optionee owns more than ten percent
    (10%) of the outstanding common stock. The aggregate fair market value of the shares issuable on exercise of options granted to any employee in a calandar year may not exceed $20,000 plus certain carry over allowances.
    Options under the non-statutory plan must be granted at a price equal to at least the fair market value of the shares on the date of grant. For either plan, no more than 20 percent of the shares under option may be exercised during the first year following the date of grant, and options expire five years from the date of grant. The incentive plan and the non- qualified plan, as amended on May 21, 1993, expire on June 30, 1998.

         On September 10, 1992, the Board of Directors reinstated a non-employee director option plan whereby an aggregate total of 60,000 shares of the Company's unissued or reacquired common stock may be issued to outside directors effective May 29, 1992. Beginning June 1, 1992, outside directors were granted a five-year option to purchase 2,000 shares of common stock at the end of each six months of service. On June 1, 1993, the plan was amended to change the method of calculating the exercise price to that of the employee's Incentive Stock Option.









================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements - Continued



(8) Stock Plans and Options - Continued
---------------------------------------
         A schedule of the stock options issued under the various stock option plans that are outstanding at December 31, 1995 are as follows:

       Grant                      Number     Option      Expiration
       Date                     of Shares    Price          Date
    ----------                  ---------    -------    ---------------
    June, 1992                     5,500      $2.19      June, 1997
    December, 1992                 5,500       1.92      December, 1997
    June, 1993                     6,000       3.03      June, 1998
    December, 1993                 6,000       1.50      December, 1998
    June, 1994                     8,000       1.43      June, 1999
    December, 1994                 8,000       5.13      December, 1999
    June, 1995                     9,500       3.625     June, 2000
    December, 1995                 9,500       2.375     December, 2000
                                 -------
    Total                         58,000
                                 =======

         No stock options have been exercised as of December 31, 1995.


(9) Profit Sharing Plans
------------------------

         In January, 1990, American Laser adopted a 401(k) retirements savings and profit sharing plan. All full-time employees of American Laser who are at least 21 years of age and have a minimum of three months of service with American Laser are eligible to participate. The plan contains a matching contribution which is at American Laser's discretion and is limited to two percent of the applicable employee's salary. No matching contributions were made during 1995 and 1994.


(10) Related Party Transactions
-------------------------------

         The Company has a lease agreement with Dr. William H. McMahan, a significant shareholder and former Chairman, President and Chief Executive
    Officer of the Company, which is described in note 7.

         The Company has an employment agreement with its President and Chief
    Executive Officer and Vice President as described in note 7.

         The Company at December 31, 1995, has notes receivable from its former subsidiary and officers of its former subsidiary aggregating in the amount of $865,193 (which are described in note 2).





================================================================================

                      LASER CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements - Continued




(11)   Export Sales and Sales to Major Customers
------------------------------------------------

         The Company's sales as reported includes export sales to the following countries for the years 1995 and 1994, respectively, in the following amounts:

                                                     1995           1994
                                                  ----------     ----------
            Germany                               $1,696,591     $1,038,240
            Netherlands                              400,154        408,000
            France                                   198,055        184,493
            England                                  143,074         47,275
            Greece                                   122,687        163,234
            Italy                                     68,218        182,632
            Argentina                                 28,350         47,174
            Taiwan                                    23,200          9,800
            Mexico                                    19,462         14,166
            Switzerland                               18,656         62,121
            Hungary                                   16,700           -0-
            Canada                                    16,416          6,960
            Korea                                     12,400         26,422
            Spain                                       -0-         104,549
            Portugal                                    -0-          32,488
            Other countries                          36,772          53,301
                                                 ----------      ----------
                                                 $2,800,735      $2,380,855
                                                 ==========      ==========

         Combined domestic and foreign sales and service of lasers to the Company's major customers are as follows:

         Major Customers                             1995           1994
         ---------------                          ----------     ----------
         Carl Zeiss                               $1,654,868     $1,146,625
         Xerox                                       400,154        408,000
         Therma-Wave                                 198,214        393,090

         No other single customer of the Company accounted for more than 10 percent of the Company's net laser product sales during 1995 or 1994.












================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements - Continued




(12)   Recent Accounting Pronouncement
--------------------------------------

         The financial Accounting Standards Board has issued Statements of
    Financial Accounting Standard Statement No. 121, "Accounting for Long Lived
    Assets" and No. 123 "Accounting and Disclosure of Stock-Based Compensation,"
    Statement No. 121 is effective for years beginning after December 15, 1995.
    The effect of adoption of Statement No. 121 will not have a material effect on the Company's financial statements. Statement No. 123 is effective for awards granted after December 31, 1994, and has required financial presentation for years beginning after December 15, 1995. The effect of adoption of Statement 123 will not have a material effect on the Company's financial statement.







































================================================================================
