Form 10QSB
period 1996-03-31
LASER CORP
filed 1996-05-16
CIK 740726

THIS DOCUMENT IS THE RESUBMISSION OF FORM 10QSB FOR THE PERIOD ENDED MARCH 31, 1996 THAT WAS ORIGINALLY FILED ON ACCESSION NUMBERS: 0000740726-96-000009 AND 0000740726-96-000010 ON MAY 15, 1996.

================================================================================
                                United States
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                       or

  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________


                          Commission File Number 0-13316

                                 LASER CORPORATION
     ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Utah                                 87-0395567
     --------------------------------       ---------------------------------
        (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)
           1832 South 3850 West
           Salt Lake City, UT                            84104
     --------------------------------       ---------------------------------
          (Address of principal                        (Zip Code)
            executive office)

                                  (801) 972-1311
     ------------------------------------------------------------------------
                  (Issuer's telephone number, including area code)

                                  Not Applicable
     ------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, .05 Par Value --  672,088 shares as of March 31, 1996.

================================================================================

                                   INDEX

                     LASER CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
- -------   ---------------------

Item 1.  	Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 1996 and December 31, 1995.

          Consolidated Statements of Operations - Three months ended March 31, 1996 and 1995.

          Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995.

          Notes to Consolidated Financial Statements - March 31, 1996.


Item 2.  	Management's Discussion and Analysis.



PART II. 	OTHER INFORMATION
- --------  -----------------

          Exhibit 27 - Financial Data Schedule




SIGNATURES
- ----------

================================================================================

PART I.  FINANCIAL INFORMATION
- -------  ---------------------
Item 1.

                     LASER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
ASSETS                                                1996             1995
                                                    Unaudited
                                                   -----------     -----------
                                                   [C]             [C]
CURRENT ASSETS
  Cash and cash equivalents                        $   647,941     $   936,370

  Receivables:
    Trade accounts, less allowances of
    $7,961 in 1996 and $1,500 in 1995                  684,334         539,661
    Other                                                 ---            4,241
                                                   -----------     -----------
                                                       684,334         543,902

  Inventories:
    Raw materials                                      757,761         744,886
    Work in process                                    458,036         423,291
    Finished Goods                                       3,416          17,995
                                                   -----------     -----------
                                                     1,219,213       1,186,172

  Notes Receivable - current portion                   170,228         171,873

  Other current assets                                  28,714          10,025
                                                   -----------     -----------
        Total Current Assets                         2,750,430       2,848,342

NOTES RECEIVABLE LESS CURRENT PORTION                  654,674         693,320

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,366,216       1,356,734
  Leasehold improvements                               583,330         581,180
                                                   -----------     -----------
                                                     1,949,546       1,937,914
  Less accumulated depreciation
    and amortization                                (1,703,151)     (1,676,807)
                                                   -----------     -----------
                                                       246,395         261,107

OTHER ASSETS                                             4,299           4,299
                                                   -----------     -----------
                                                   $ 3,655,798     $ 3,807,068
                                                   ===========     ===========






             See accompanying notes to consolidated financial statements

================================================================================

                     LASER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                    March 31,    December 31,
                                                      1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)
                                                  ----------      ----------
                                                  [C]             [C]
CURRENT LIABILITIES
  Trade accounts payable                          $  334,583      $  336,955
  Accrued expenses                                   139,328         145,483
  Accrued warranty expense                           140,000         140,000
  Current portion of capital lease
    obligations                                       13,793          23,410
                                                  ----------      ----------
    Total Current Liabilities                        627,704         645,848

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock. $.05 par value;
    Authorized Shares - 2,000,000
    Issued Shares - 682,088
    Outstanding Shares - 672,088                      34,105          34,105
  Additional paid-in capital                         701,537         701,537
  Retained earnings                                2,392,452       2,525,578
  Treasury stock, at cost                           (100,000)       (100,000)
                                                  ----------      ----------
    Total Stockholders' Equity                     3,028,094       3,161,220
                                                  ----------      ----------
                                                  $3,655,798      $3,807,068
                                                  ==========      ==========























             See accompanying notes to consolidated financial statements

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three months ended
                                                    --------------------------

                                                     March 31,        March 31,
                                                       1996             1995
                                                    ----------      ----------
REVENUES:
  Net sales                                         $  861,505      $1,009,114
  Interest and other income                             23,852          24,684
                                                    ----------      ----------
                                                       885,357       1,033,798

COSTS AND EXPENSES:
  Cost of products sold                                698,773         760,908
  Selling, general and administrative                  139,716         159,776
  Research and development                             164,815          89,314
  Royalties                                             14,370          14,445
  Interest                                                 809           2,859
                                                    ----------      ----------
                                                     1,018,483       1,027,302
                                                    ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                 (133,126)          6,496

INCOME TAX BENEFIT (EXPENSE) - CURRENT                    ---             ---
                                                    ----------      ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS              (133,126)          6,496

INCOME FROM DISCONTINUED OPERATIONS                       ---             ---

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS             ---           53,911
                                                    ----------      ----------
NET INCOME (LOSS)                                   $ (133,126)     $   60,407
                                                    ==========      ==========

NET INCOME (LOSS) PER SHARE CONTINUING OPERATIONS   $    ( .20)     $      .01
                                                    ==========      ==========

NET INCOME PER SHARE DISCONTINUED OPERATIONS        $     ---       $      .08
                                                    ==========      ==========

NET INCOME PER SHARE                                $    ( .20)     $      .09
                                                    ==========      ==========
  Average number of shares of
    Common Stock outstanding                           672,000         689,000
                                                    ==========      ==========





               See accompanying notes to consolidated financial statements

================================================================================

                      LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)

                                                       1996            1995
                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $ (133,126)     $   60,407
  Less income from disposal of
    discontinued operations                               ---          (53,911)

  Adjustments to reconcile net income (loss)
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                     26,344          27,643
  (Increase) decrease in assets:
      Trade accounts receivable                       (140,432)        (86,562)
      Inventories                                      (33,041)        (43,502)
      Other current assets                             (18,689)        (32,412)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                                (8,527)       (174,430)
      Income taxes payable                                ---           (7,000)
                                                    ----------      ----------
      Net Cash Used in Operating Activities           (307,471)       (309,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (11,632)           ---
  Payments received on long term notes                  40,291          22,255
  Proceeds from sale of Pro Med                           ---        1,000,000
                                                    ----------      ----------
      Net Cash Provided from Investing Activities       28,659       1,022,255

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                           (9,617)         (9,984)
                                                    ----------      ----------
Net Cash Used in Financing Activities                   (9,617)         (9,984)
                                                    ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (288,429)        702,504

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              936,370          70,500
                                                    ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  647,941      $  773,004
                                                    ==========      ==========









             See accompanying notes to consolidated financial statements

================================================================================



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

        During 1995, the Company sold its 80% owned subsidiary. As part of the sale price the Company received $1,000,000 in cash and notes receivable totaling $966,778 and cancellation of notes payable to minority shareholders of Pro Med of $795,496. A pre-tax gain on the sale of $53,911 was recognized by the Company. For additional information regarding the sale of Pro Med, please see Footnote B of the Notes to Consolidated Financial Statements.















































             See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  March 31, 1996


NOTE A - BASIS OF PRESENTATION

      	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - DISCONTINUED OPERATIONS

        On January 1, 1995, the Company entered into two agreements where it sold its 80 percent ownership in Pro Med. One agreement was with the minority shareholders of Pro Med wherein the Company sold them 31,726 shares of Pro Med stock (approximately 40 percent of the Company's ownership). The sales price was for $1,095,496 and consisted of a cash payment of $300,000 and cancellation of the note payable to the minority shareholders of Pro Med which had a balance of $795,496 at December 31, 1994.

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

        The sale of Pro Med resulted in a pre-tax gain on the sale of $53,911.

================================================================================

NOTE C - RECENT ACCOUNTING PRONOUNCEMENT

        The financial Accounting Standards Board has issued Statements of Financial Accounting Standard Statement No. 121, "Accounting for Long Lived Assets" and No. 123 "Accounting and Disclosure of Stock-Based Compensation." Statement No. 121 is effective for years beginning after December 15, 1995. The effect of adoption of Statement No. 121 will not have a material effect on the Company's financial statements. Statement No. 123 is effective for awards granted after December 31, 1994, and has required financial presentation for years beginning after December 15, 1995. The effect of adoption of Statement 123 will not have a material effect on the Company's financial statements.


NOTE D - RECLASSIFICATIONS

       	Certain 1995 financial statement amounts have been reclassified to conform to 1996 presentations. These amounts were not material reclassifications.

================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       	The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS
- ---------------------

Three months ended March 31, 1996.

        Net sales for the three months ended March 31, 1996 were $861,505 as compared to net sales of $1,009,114 for the comparable period in 1995, a decrease of $147,609 or 14.6%. This decrease in net sales resulted from a decrease in laser product sales to one of the Company's principal customers totaling $138,104, a decrease in service sales to another customer totaling $122,577, and a decrease in product and service sales to all other customers totaling $154,848. These decreases were partially offset by an increase in product and service sales to a new OEM customer of the Company totaling $267,920. The Company believes, but is not certain, that the decrease in net sales resulted primarily from the normal quarter to quarter variations in product and service orders received from its OEM customers. OEM customer orders are based in part on the end-user demand for customer products which use or incorporate the Company's products and services. The Company has been notified by one of its principal customers that future product and service orders will continue to be at levels below that experienced during 1995.

       	Cost of products sold as a percent of Company net sales increased from 75.4% in 1995 to 81.1% for the three months ended March 31, 1996. This increase resulted primarily from increased labor costs and to a higher percentage of factory overhead costs due to the decrease in net sales.

       	Selling, general, and administrative expenses for the 1996 period decreased by $20,060 or 12.6% when compared to the same period in 1995. This decrease resulted from a reduction in legal and insurance expenses.

       	Research and development expenditures for the period increased by $75,501 or 84.5% in 1996 when compared to the same period in 1995. This increase was the result of the Company's focus on adapting its products to the specialized requirements of one OEM customer as well as to the development of solid state laser technologies and products.

       	As a result of the significant increase in research and development expenditures and to the other factors described above, the Company recognized net loss for the three months ended March 31, 1996 of $133,126, or $.20 per share, compared with net income from continuing operations of $6,496, or $.01 per share, for the first quarter of 1995.

================================================================================

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         On March 31, 1996, the Company had working capital of $2,122,726 compared to $2,202,494 at December 31, 1995, a decrease of $79,768 or 3.6%.
Cash equivalents at March 31, 1996 were $647,941 compared to a December 31, 1995 balance of $936,370, a decrease of $288,429 or 30.8%. This decrease was the result of the financial results experienced during the first quarter of 1996 and to increases in the total amount of accounts receivable, inventory and other assets.



PART II.  OTHER INFORMATION
- --------  -----------------

         No material matter occurred during the quarter ended March 31, 1996 that requires disclosure in Part II of the Quarterly Report on Form 10-QSB.

================================================================================





                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                LASER CORPORATION

Date:   May 14, 1996                      /s/ B. Joyce Wickham
     -----------------------             ------------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   May 14, 1996                      /s/ Reo K Larsen
     -----------------------             ------------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================