Form 10QSB
period 1996-06-30
LASER CORP
filed 1996-08-15
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

================================================================================
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                      or

  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________


                        Commission File Number 0-13316

                               LASER CORPORATION
         ------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                     Utah                               87-0395567
         -----------------------------          ---------------------------
            (State of Incorporation)                 (I.R.S. Employer
                                                    Identification No.)
             1832 South 3850 West
              Salt Lake City, UT                          84104
         -----------------------------          ---------------------------
             (Address of principal                      (Zip Code)
               executive office)

                                 (801) 972-1311
         ------------------------------------------------------------------
                 (Issuer's telephone number, including area code)

                                 Not Applicable
         ------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, .05 Par Value --  672,098 shares as of June 30, 1996.

================================================================================

                                    INDEX

                     LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
- -------     ---------------------
Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.

            Consolidated Statements of Operations - Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and 1995.

            Notes to Consolidated Financial Statements - June 30, 1996.

Item 2.     Management's Discussion and Analysis.


PART II.    OTHER INFORMATION
- --------    -----------------
Item 4.     Submission of Matters to a Vote of Security Holders





SIGNATURES
- ----------

================================================================================
PART I. FINANCIAL INFORMATION
Item 1.

                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
ASSETS                                                1996             1995
                                                    Unaudited
                                                   -----------     -----------
                                                   [C]             [C]
CURRENT ASSETS
  Cash and cash equivalents                        $   669,531     $   936,370

  Receivables:
    Trade accounts, less allowances of
    $14,607 in 1996 and $1,500 in 1995                 687,677         539,661
    Other                                                3,789           4,241
                                                   -----------     -----------
                                                       691,466         543,902

  Inventories:
    Raw materials                                      750,649         744,886
    Work in process                                    403,410         423,291
    Finished Goods                                       8,045          17,995
                                                   -----------     -----------
                                                     1,162,104       1,186,172

  Notes Receivable - current portion                   169,042         171,873

  Other current assets                                  17,856          10,025
                                                   -----------     -----------
        Total Current Assets                         2,709,999       2,848,342

NOTES RECEIVABLE LESS CURRENT PORTION                  615,300         693,320

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,366,602       1,356,734
  Leasehold improvements                               583,330         581,180
                                                   -----------     -----------
                                                     1,949,932       1,937,914
  Less accumulated depreciation
    and amortization                                (1,731,540)     (1,676,807)
                                                   -----------     -----------
                                                       218,392         261,107

OTHER ASSETS                                             2,997           4,299
                                                   -----------     -----------
                                                   $ 3,546,688     $ 3,807,068
                                                   ===========     ===========






           See accompanying notes to consolidated financial statements

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     June 30,      December 31,
                                                       1996            1995
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY               -----------     -----------
                                                   [C]             [C]
CURRENT LIABILITIES
   Trade accounts payable                          $   321,482     $   336,955
   Accrued expenses                                    167,414         145,483
   Accrued warranty expense                            140,000         140,000
   Current portion of capital lease
       obligations                                       3,782          23,410
                                                   -----------     -----------
      Total Current Liabilities                        632,678         645,848


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.05 par value;
      Authorized Shares - 2,000,000
      Issued Shares - 682,098
      Outstanding Shares - 672,098                      34,105          34,105
   Additional paid-in capital                          701,537         701,537
   Retained earnings                                 2,278,368       2,525,578
   Treasury stock, at cost                            (100,000)       (100,000)
                                                   -----------     -----------
       Total Stockholders' Equity                    2,914,010       3,161,220
                                                   -----------     -----------
                                                    $3,546,688      $3,807,068
                                                   ===========     ===========





















          See accompanying notes to consolidated financial statements

================================================================================
                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three months ended         Six months ended
                              -----------------------   -----------------------
                               June 30,     June 30,      June 30,    June 30,
                                 1996         1995          1996        1995
                              ----------   ----------   ----------   ----------
                              [C]          [C]          [C]          [C]
REVENUES:
  Net sales                   $  886,131   $1,122,938   $1,747,636   $2,132,052
  Interest and other income       23,917       29,206       47,770       53,890
                              ----------   ----------   ----------   ----------
                                 910,048    1,152,144    1,795,406    2,185,942
COSTS AND EXPENSES:
  Cost of products sold          709,583      846,034    1,419,180    1,606,941
  Selling, general
    and administrative           138,706      164,995      278,422      324,772
  Research and development       158,925       91,249      312,916      180,563
  Royalties                       16,377       18,177       30,747       32,622
  Interest                           541        2,473        1,351        5,332
                              ----------   ----------   ----------   ----------
                               1,024,132    1,122,928    2,042,616    2,150,230
                              ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES           (114,084)      29,216     (247,210)      35,712
                              ----------   ----------   ----------   ----------
INCOME TAX BENEFIT
  (EXPENSE) - CURRENT               ---        (1,000)        ---        (1,000)
                              ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS         (114,084)      28,216     (247,210)      34,712

INCOME FROM DISCONTINUED
  OPERATIONS                        ---          ---          ---          ---

INCOME ON DISPOSAL OF
  DISCONTINUED OPERATION            ---          ---          ---        53,911
                              ----------   ----------   ----------   ----------
NET INCOME (LOSS)             $ (114,084)  $   28,216   $ (247,210)  $   88,623
                              ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER SHARE
  CONTINUING OPERATIONS       $    ( .17)  $      .04   $    ( .37)  $      .05
                              ==========   ==========   ==========   ==========
NET INCOME PER SHARE
  DISCONTINUED OPERATIONS     $     ---    $     ---    $     ---    $      .08
                              ==========   ==========   ==========   ==========

NET INCOME PER SHARE          $    ( .17)  $      .04   $    ( .37)  $      .13
                              ==========   ==========   ==========   ==========
Average number of shares of
  Common Stock outstanding       672,000      685,000      672,000      685,000
                              ==========   ==========   ==========   ==========


           See accompanying notes to consolidated financial statements

================================================================================
                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)
                                                        1996            1995
                                                     ----------      ----------
                                                     [C]             [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ (247,210)     $   88,623
  Less income from disposal of
    discontinued operations                                ---          (53,911)

  Adjustments to reconcile net income (loss) to net
    cash provided from (used in) operating activities:
      Depreciation and amortization                      54,733          54,194
  (Increase) decrease in assets:
      Trade accounts receivable                        (147,564)        (63,472)
      Inventories                                        24,068        (175,873)
      Other current assets                               (7,831)        (26,809)
      Other assets                                        1,302            ---
  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses         6,458          41,374
      Income taxes payable                                 ---          (10,000)
                                                     ----------     -----------
      Net Cash Used in Operating Activities            (316,044)       (145,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (12,018)        (11,629)
  Payments received on long term notes                   80,851          56,160
  Proceeds from sale of Pro Med                            ---        1,000,000
                                                     ----------      ----------
Net Cash Provided from Investing Activities              68,833       1,044,531

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                           (19,628)        (20,395)
                                                     ----------      ----------
Net Cash Used in Financing Activities                   (19,628)        (20,395)
                                                     ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (266,839)        878,262

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD               936,370          70,500
                                                     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  669,531      $  948,762
                                                     ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     During 1995, the Company sold its 80% owned subsidiary. As part of the sale price the Company received $1,000,000 in cash and notes receivable totaling $966,778, and cancellation of notes payable to minority shareholders of Pro Med of $795,496. A pre-tax gain on the sale of $53,911 was recognized by the Company.


           See accompanying notes to consolidated financial statements

================================================================================
                     LASER CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                June 30, 1996


NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - DISCONTINUED OPERATIONS

     On January 1, 1995, the Company sold its 80% owned subsidiary. As part of the sale price the Company received $1,000,000 in cash and notes receivable totaling $966,778 and cancellation of notes payable to minority shareholders of Pro Med of $795,496. A pre-tax gain on the sale of $53,911 was recognized by the Company.


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


RESULTS OF OPERATIONS
- ---------------------

Three months ended June 30, 1996.

       Net sales for the three months ended June 30, 1996 were $886,131 as compared to net sales of $1,122,938 for the same period in 1995, a decrease of $236,807 or 21.0%. The decrease in net sales was primarily a result of decreased sales to two of the Company's principal OEM customers totaling $359,518, and $104,125, respectively. The Company believes that sales to these two OEM customers will remain at reduced levels for at least the remainder of this fiscal year, and there is no guarantee that sales to these two OEM customers will not be further reduced. These net sales decreases were partially offset by a $226,836 increase in sales to all other OEM and non-OEM customers.

       The Company believes that the decrease in product and service sales for the three months ended June 30, 1996 was primarily a result of the normal, recurring fluctuations in the level of product and service orders received by the Company from its OEM customers. Customer order levels fluctuate in part due to quantity changes of Company produced products held in inventory by customers at the time of order placement, changes in end-user demand for customer products which use or incorporate the Company's products and services, and other factors.

        For the three months ended June 30, 1996, cost of products sold as a percent of Company net sales increased from 75.3% in 1995 to 80.1% in 1996. This percentage increase was primarily a result of increases in labor and overhead cost percentages resulting from decreased net sales.

        Selling, general, and administrative expenses for the three months ended June 30, 1996 decreased by $26,289 or 15.9% when compared to the same period in 1995. This decrease resulted primarily from reduced insurance and other administrative costs and expenses.

        Research and development expenditures for the period increased by $67,676 or 74.2% when compared to the same period in 1995. This increase was primarily a result of the Company's efforts to develop solid state laser technologies and other new market products.

        As a result of the significant increase in research and development expenditures, the decrease in net sales, and the other factors described above, the Company recognized a net loss for the three months ended June 30, 1996 of $114,084, or $.17 per share, compared to a net income from continuing operations of $28,216, or $.04 per share, for the same period in 1995.

================================================================================

Six months ended June 30, 1996.

       Net sales for the six months ended June 30, 1996 were $1,747,636 as compared to net sales of $2,132,052 for the same period in 1995, a decrease of $384,416 or 18.0%. The decrease in net sales was primarily a result of decreased sales to two of the Company's principal OEM customers totaling $497,622, and $226,702, respectively. The Company believes that sales to these two OEM customers will remain at reduced levels for at least the remainder of this fiscal year, and there is no guarantee that sales to these two OEM customers will not be further reduced. These net sales decreases were partially offset by a $339,908 increase in sales to all other OEM and non-OEM customers.

       The Company believes that the decrease in product and service sales for the six months ended June 30, 1996 was primarily a result of the normal, recurring fluctuations in the level of product and service orders received by the Company from its OEM customers. Customer order levels fluctuate in part due to quantity changes of Company produced products held in inventory by customers at the time of order placement, changes in end-user demand for customer products which use or incorporate the Company's products and services, and other factors.

        For the six months ended June 30, 1996, cost of products sold as a percent of Company net sales increased from 75.4% in 1995 to 81.2% in 1996. This percentage increase was primarily a result of increases in labor and overhead cost percentages resulting from decreased net sales.

        Selling, general, and administrative expenses for the six months ended June 30, 1996 decreased by $46,350 or 14.3% when compared to the same period in 1995. This decrease resulted primarily from reduced legal, insurance and other administrative costs and expenses.

        Research and development expenditures for the period increased by $132,353 or 73.3% when compared to the same period in 1995. This increase was primarily a result of the Company's efforts to develop solid state laser technologies and other new market products.

        As a result of the significant increase in research and development expenditures, the decrease in net sales, and the other factors described above, the Company recognized a net loss for the six months ended June 30, 1996 of $247,210, or $.37 per share, compared to a net income from continuing operations of $34,712, or $.05 per share, for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

       On June 30, 1996, the Company had working capital of $2,077,321 and cash equivalents of $669,531 compared to working capital of $2,202,494 and cash equivalents of $936,370 at December 31, 1995. The decrease of $125,173 or 5.7% in working capital is due to the Company's financial results during the six months ended June 30, 1996. The decrease of $266,839 or 28.5% in cash equivalents for the six month period is the result of the Company's financial results and to increased trade accounts receivable.

================================================================================

PART II.  OTHER INFORMATION
- --------  -----------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          The Company's Annual Meeting of Shareholders was held May 22, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholders:

          (1) Election of three (3) directors
          (2) Approve an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of the Company's common stock to 10,000,000 shares
          (3) Approve an amendment to the Company's Articles of Incorporation to authorize up to 2,000,000 shares of preferred stock of the Company issuable in one or more series
          (4) Approve selection of Tanner + Co. as the independent certified public accountants of the Company for the fiscal year ending December 31, 1996.


          The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, were as follows:


     PROPOSAL 1: ELECTION OF DIRECTORS:

                                   Withhold                  Broker
                          For      Authority   Abstention   Non-Voters
                         -----     ---------   ----------   ----------
                        [C]        [C]         [C]          [C]

     B. Joyce Wickham   449,142      5,792         ---          ---

     Rod O. Julander    449,242      5,692         ---          ---

     Mark L. Ballard    449,142      5,792         ---          ---


     PROPOSAL 2: APPROVE AMENDMENT TO INCREASE COMMON STOCK SHARES
                 TO 10,000,000 AUTHORIZED SHARES
                                                            Broker
                          For      Against   Abstention   Non-Voters
                         -----     -------   ----------   ----------

                        424,721     29,741       473         ---


                 PROPOSAL 2 WAS APPROVED.

================================================================================




     PROPOSAL 3: APPROVE AMENDMENT TO AUTHORIZE UP TO 2,000,000 SHARES
                 OF PREFERRED STOCK
                                                            Broker
                          For      Against   Abstention   Non-Voters
                         -----     -------   ----------   ----------
                        [C]        [C]       [C]          [C]

                        240,107     32,601      1,281       184,567

                 PROPOSAL 3 FAILED TO GET REQUIRED VOTES TO PASS


     PROPOSAL 4: APPROVE SELECTION OF TANNER + CO.:

                          For      Against   Abstention   Non-Voters
                         -----     -------   ----------   ----------
                        454,213         20        701         ---

================================================================================



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LASER CORPORATION

Date:   August 14, 1996                  /s/ B. Joyce Wickham
        -------------------              ----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   August 14, 1996                  /s/ Reo K Larsen
        -------------------              ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================