Form 10QSB
period 1996-09-30
LASER CORP
filed 1996-11-15
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

================================================================================


                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB

(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                    or

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to ________________


                      Commission File Number 0-13316

                              LASER CORPORATION
         --------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                      Utah                              87-0395567
         --------------------------------    --------------------------------
             (State of Incorporation)               (I.R.S. Employer
                                                     Identification No.)
               1832 South 3850 West
                Salt Lake City, UT                        84104
         --------------------------------    --------------------------------
               (Address of principal                    (Zip Code)
                  executive office)

                                    (801) 972-1311
         --------------------------------------------------------------------
                  (Issuer's telephone number, including area code)

                                  Not Applicable
         --------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Common Stock, .05 Par Value --  672,098 shares as of September 30,
         1996.

================================================================================


                                    INDEX

                     LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------    ----------------------
Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.

            Consolidated Statements of Operations - Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

            Consolidated Statements of Cash Flows - Nine months ended September 30, 1996 and 1995.

            Notes to Consolidated Financial Statements - September 30, 1996.


Item 2.     Management's Discussion and Analysis.



PART II.    OTHER INFORMATION
--------    -----------------





SIGNATURES
----------

================================================================================


PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.

                            LASER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                September 30,    December 31,
ASSETS                                              1996             1995
                                                  Unaudited
                                                ------------     ------------
                                                [C]              [C]
CURRENT ASSETS
  Cash and cash equivalents                     $    550,306     $    936,370

  Receivables:
    Trade accounts, less allowances of
    $20,705 in 1996 and $1,500 in 1995               648,478          539,661
    Other                                              3,556            4,241
                                                ------------     ------------
                                                     652,034          543,902

  Inventories:
    Raw materials                                    752,158          744,886
    Work in process                                  421,371          423,291
    Finished Goods                                    26,275           17,995
                                                ------------     ------------
                                                   1,199,804        1,186,172

  Notes Receivable - current portion                 172,636          171,873

  Other current assets                                21,440           10,025
                                                ------------     ------------
        Total Current Assets                       2,596,220        2,848,342

NOTES RECEIVABLE LESS CURRENT PORTION                575,182          693,320

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                        1,366,602        1,356,734
  Leasehold improvements                             583,330          581,180
                                                ------------     ------------
                                                   1,949,932        1,937,914
  Less accumulated depreciation
    and amortization                              (1,758,184)      (1,676,807)
                                                ------------     ------------
                                                     191,748          261,107

OTHER ASSETS                                           2,997            4,299
                                                ------------     ------------
                                                $  3,366,147     $  3,807,068
                                                ============     ============






             See accompanying notes to consolidated financial statements

================================================================================


                            LASER CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)
                                                 ------------    ------------
                                                 [C]             [C]
CURRENT LIABILITIES
   Trade accounts payable                        $    355,106    $    336,955
   Accrued expenses                                   153,404         145,483
   Accrued warranty expense                           135,000         140,000
   Current portion of capital lease
      obligations                                        ---           23,410
                                                 ------------    ------------
   Total Current Liabilities                          643,510         645,848


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.05 par value;
      Authorized Shares - 2,000,000
      Issued Shares - 682,098
      Outstanding Shares - 672,098                     34,105          34,105
   Additional paid-in capital                         701,537         701,537
   Retained earnings                                2,086,995       2,525,578
   Treasury stock, at cost                           (100,000)       (100,000)
                                                 ------------    ------------
       Total Stockholders' Equity                   2,722,637       3,161,220
                                                 ------------    ------------
                                                 $  3,366,147    $  3,807,068
                                                 ============    ============























             See accompanying notes to consolidated financial statements

================================================================================


                            LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                 Three months ended         Nine months ended
                              -----------------------   -----------------------
                               Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                 1996         1995         1996         1995
                              ----------   ----------   ----------   ----------
                              [C]          [C]          [C]          [C]
REVENUES:
  Net sales                   $  807,992   $  906,471   $2,555,629   $3,038,523
  Interest and other income       21,656       27,691       69,426       81,581
                              ----------   ----------   ----------   ----------
                                 829,648      934,162    2,625,055    3,120,104
COSTS AND EXPENSES:
  Cost of products sold          682,917      705,248    2,102,097    2,312,189
  Selling, general
    and administrative           170,718      130,276      449,140      441,298
  Research and development       150,457       77,667      463,374      271,980
  Royalties                       16,308       12,496       47,056       45,118
  Interest                         1,176        2,029        2,526        7,361
                              ----------   ----------   ----------   ----------
                               1,021,576      927,716    3,064,193    3,077,946
INCOME (LOSS) FROM            ----------   ----------   ----------   ----------
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES           (191,928)       6,446     (439,138)      42,158

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT                555         ---           555       (1,000)
                              ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS         (191,373)       6,446     (438,583)      41,158

INCOME FROM DISCONTINUED
  OPERATIONS                        ---          ---          ---          ---

INCOME ON DISPOSAL OF
  DISCONTINUED OPERATION            ---          ---          ---        53,911
                              ----------   ----------   ----------   ----------
NET INCOME (LOSS)             $ (191,373)  $    6,446   $ (438,583)  $   95,069
                              ==========   ==========   ==========   ==========
NET INCOME (LOSS) PER SHARE
  CONTINUING OPERATIONS       $    ( .28)  $      .01   $    ( .65)  $      .06
                              ==========   ==========   ==========   ==========
NET INCOME PER SHARE
  DISCONTINUED OPERATIONS     $     ---    $     ---    $     ---    $      .08
                              ==========   ==========   ==========   ==========
NET INCOME PER SHARE          $    ( .28)  $      .01   $    ( .65)  $      .14
                              ==========   ==========   ==========   ==========
Average number of shares of
  Common Stock outstanding       672,000      681,000      672,000      681,000
                              ==========   ==========   ==========   ==========




             See accompanying notes to consolidated financial statements

================================================================================


                            LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                        (Unaudited)
                                                         1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:                -----------    -----------
                                                     [C]            [C]
  Net income (loss)                                  $  (438,583)   $    95,069
  Less income from disposal of
    discontinued operations                                 ---         (53,911)

  Adjustments to reconcile net income (loss) to net
    cash provided from (used in) operating activities:
      Depreciation and amortization                       81,377         80,290
  (Increase) decrease in assets:
      Trade accounts receivable                         (108,132)           805
      Inventories                                        (13,632)      (213,388)
      Other current assets                               (11,415)       (20,216)
      Other assets                                         1,302           ---
  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses         21,072       (134,011)
      Income taxes payable                                  ---          (7,000)
                                                     -----------    -----------
      Net Cash Used in Operating Activities             (468,011)      (252,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (12,018)       (12,458)
  Payments received on long term notes                   117,375         90,705
  Proceeds from sale of Pro Med                             ---       1,000,000
                                                     -----------    -----------
Net Cash Provided from Investing Activities              105,357      1,078,247

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                            (23,410)       (29,271)
                                                     -----------    -----------
Net Cash Used in Financing Activities                    (23,410)       (29,271)
                                                     -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (386,064)       796,614

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                936,370         70,500
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   550,306    $   867,114
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
----------------------------------------------
     During 1995, the Company sold its 80% owned subsidiary. As part of the sale price the Company received $1,000,000 in cash and notes receivable totaling $966,778, and cancellation of notes payable to minority shareholders of Pro Med of $795,496. A pre-tax gain on the sale of $53,911 was recognized by the Company.





             See accompanying notes to consolidated financial statements

================================================================================


                     LASER CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                             September 30, 1996


NOTE A - BASIS OF PRESENTATION
------------------------------
        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - DISCONTINUED OPERATIONS
--------------------------------
     On January 1, 1995, the Company sold its 80% owned subsidiary. As part of the sale price the Company received $1,000,000 in cash and notes receivable totaling $966,778 and cancellation of notes payable to minority shareholders of Pro Med of $795,496. A pre-tax gain on the sale of $53,911 was recognized by the Company.


NOTE C - RECENT ACCOUNTING PRONOUNCEMENT
----------------------------------------
        The financial Accounting Standards Board has issued Statements of Financial Accounting Standard Statement No. 121, "Accounting for Long Lived Assets" and No. 123 "Accounting and Disclosure of Stock-Based Compensation." Statement No. 121 is effective for years beginning after December 15, 1995. The effect of adoption of Statement No. 121 will not have a material effect on the Company's financial statements. Statement No. 123 is effective for awards granted after December 31, 1994, and has required financial presentation for years beginning after December 15, 1995. The effect of adoption of Statement 123 will not have a material effect on the Company's financial statements.


NOTE D - RECLASSIFICATIONS
--------------------------
        Certain 1995 financial statement amounts have been reclassified to conform to 1996 presentations. These amounts were not material reclassifications.

================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------
        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1996.
--------------------------------------

       Net sales for the three months ended September 30, 1996 were $807,992 as compared to net sales of $906,471 for the same period in 1995, a decrease of $98,479 or 10.9%. The decrease in net sales was primarily a result of decreased sales to two of the Company's principal OEM customers totaling $283,451, and $108,527, respectively. The Company believes that sales to these two OEM customers will remain at reduced levels for at least the remainder of this fiscal year, and there is no guarantee that sales to these two OEM customers will not be further reduced. These net sales decreases were partially offset by a $293,499 increase in sales to all other OEM and non-OEM customers.

       The Company believes that the decrease in product and service sales for the three months ended September 30, 1996 was primarily a result of the normal, recurring fluctuations in the level of product and service orders received by the Company from its OEM customers. Customer order levels fluctuate in part due to quantity changes of Company produced products held in inventory by customers at the time of order placement, changes in end-user demand for customer products which use or incorporate the Company's products and services, and other factors.

        For the three months ended September 30, 1996, cost of products sold as a percent of Company net sales increased from 77.8% in 1995 to 84.5% in 1996. This percentage increase was primarily a result of increases in labor and overhead cost percentages resulting from decreased net sales.

        Selling, general, and administrative expenses for the three months ended September 30, 1996 increased by $40,442 or 31.0% when compared to the same period in 1995. This increase resulted primarily from increased marketing and administrative expenses relating to the introduction of the Company's new products which was partially offset by reduced insurance costs.

        Research and development expenditures for the period increased by $72,790 or 93.7% when compared to the same period in 1995. This increase was primarily a result of the Company's efforts to develop solid state laser technologies and other new market products.

        As a result of the significant increase in research and development expenditures, the increases in marketing and administrative costs relating to the introduction of new products, the decrease in net sales, and the other factors described above, the Company recognized a net loss for the three months ended September 30, 1996 of $191,373 or $.28 per share, compared to a net income from continuing operations of $6,446, or $.01 per share, for the same period in 1995.

================================================================================


Nine months ended September 30, 1996.
-------------------------------------

       Net sales for the nine months ended September 30, 1996 were $2,555,629 as compared to net sales of $3,038,523 for the same period in 1995, a decrease of $482,894 or 15.9%. The decrease in net sales was primarily a result of decreased sales to two of the Company's principal OEM customers totaling $781,073 and $335,229, respectively. The Company believes that sales to these two OEM customers will remain at reduced levels for at least the remainder of this fiscal year, and there is no guarantee that sales to these two OEM customers will not be further reduced. These net sales decreases were partially offset by a $633,408 increase in sales to all other OEM and non-OEM customers.

       The Company believes that the decrease in product and service sales for the nine months ended September 30, 1996 was primarily a result of the normal, recurring fluctuations in the level of product and service orders received by the Company from its OEM customers. Customer order levels fluctuate in part due to quantity changes of Company produced products held in inventory by customers at the time of order placement, changes in end-user demand for customer products which use or incorporate the Company's products and services, and other factors.

        For the nine months ended September 30, 1996, cost of products sold as a percent of Company net sales increased from 76.1% in 1995 to 82.3% in 1996. This percentage increase was primarily a result of increases in labor and overhead cost percentages resulting from decreased net sales.

        Selling, general, and administrative expenses for the nine months ended September 30, 1996 increased by $7,842 or 1.8% when compared to the same period in 1995. This increase resulted primarily from increased marketing costs in the introduction of the companies new products which was partially offset by reduced insurance costs.

        Research and development expenditures for the period increased by $191,394 or 70.4% when compared to the same period in 1995. This increase was primarily a result of the Company's efforts to develop solid state laser technologies and other new market products.

        As a result of the significant increase in research and development expenditures, the increases in marketing and administrative expenses relating to the introduction of new products, the decrease in net sales, and the other factors described above, the Company recognized a net loss for the nine months ended September 30, 1996 of $438,583, or $.65 per share, compared to a net income from continuing operations of $41,158, or $.06 per share, for the same period in 1995.

================================================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       On September 30, 1996, the Company had working capital of $1,952,710 and cash equivalents of $550,306 compared to working capital of $2,202,494 and cash equivalents of $936,370 at December 31, 1995. The decrease of $249,784 or 11.3% in working capital is due to the Company's financial results during the nine months ended September 30, 1996. The decrease of $386,064 or 41.2% in cash equivalents for the nine month period is the result of the Company's financial results and to increased trade accounts receivable.




PART II.  OTHER INFORMATION
--------  -----------------

================================================================================






                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LASER CORPORATION

Date:   November 15, 1996                /s/ B. Joyce Wickham
     ----------------------              ----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   November 15, 1996                /s/ Reo K Larsen
     -----------------------             ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================