Form 10KSB
period 1996-12-31
LASER CORP
filed 1997-03-31
CIK 740726

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]
For the fiscal year ended                 December 31, 1996
                          -----------------------------------------------------
Commission File No.                       0-13316
                     ----------------------------------------------------------
                             LASER CORPORATION
-------------------------------------------------------------------------------
            (Name of small business issuer in its charter)

              Utah                                          87-0395567
---------------------------------               -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

1832 South 3850 West, Salt Lake City, Utah                     84104
-------------------------------------------     -------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:       (801) 972-1311
                                                -------------------------------
Securities registered under Section 12(b) of the Exchange Act:

        Title of each class                    Name of each exchange on
                                                   which registered
              (None)                                   (None)
--------------------------------          -------------------------------------
         Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.05 per share
-------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year.      $3,514,263
                                                   ---------------------
As of March 17, 1997, 678,088 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing price of these shares on March 17, 1997, of $3.00 per share) was approximately $1,324,119.

                  Documents Incorporated by Reference:
Proxy Statement for May 21, 1997 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1996. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period (Part III of this report).

===============================================================================

                                     PART I



ITEM 1. BUSINESS
----------------

     During 1996, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing of lasers and laser systems through its wholly-owned subsidiary, American Laser Corporation ("American Laser").

     Laser Corporation is a Utah corporation organized on January 12, 1983. Unless the context indicates otherwise, all references to the "Company" include Laser Corporation and its subsidiaries.

     American Laser was incorporated in June 1970 and became a wholly-owned subsidiary of Laser Corporation in August 1984. American Laser designs, manufactures, markets and services lasers and related laser systems which are primarily used by original equipment manufacturers ("OEM"). These OEMs then manufactures equipment that incorporates the lasers into products as a component part.

     In June 1996, the Company established two developmental stage subsidiaries, American Laser Medical, Inc. ("ALM"), formally NuvoMed, Inc. and American Laser Software, Inc. ("ALS"). These two new wholly owned subsidiaries were established to develop and market retail medical products.

     The Company's 1996 Annual Meeting of Stockholders was held on May 22, 1996. At that meeting, the proposed slate of Directors was elected and the Shareholders approved the amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock to 10,000,000 but failed to approve the proposal to amend the Company's Articles of Incorporation to authorize up to 2,000,000 shares of preferred stock of the Company issuable in one or more series.


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

     The Company principally produces laser tubes filled with argon, krypton/argon or krypton gas. A mirror is placed at one end of the tube, and a partial mirror is placed at the opposite end. An external power supply activates the gas within the tube and causes the gas to produce light. The

===============================================================================

light reflects off the mirror at one end of the tube and exits from the tube through the partial mirror at the other end.

     The Company manufacturers lasers with a variety of power outputs and other performance specifications, often customized to the requirement of the customer's application. The Company's laser products are used in confocal microscopes, retinal photocoagulators in ophthalmology, laser printers, composite material curing devices in dentistry, entertainment and display, research and development, and other commercial and medical applications.

     During 1996 the Company began expanding its business into the retail medical marketplace. The Company has developed or is in the process of developing three new products: the NUVOLASE 600 SERIES MEDICAL LASER SYSTEM, a dermatology laser for the treatment of skin lesions, the SIMULEYES, an ophthalmic educational device which simulates retinal laser treatments and, the PAIS, an office management and patient care file system which stores a complete patient history including a library of high resolution digital images.

     The Company normally conducts quality tests on its laser systems prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although non-warranty terms or the level of warranty coverage, as well as the warranty period, are subject to negotiation. The two largest customers of the Company have modified warranty
terms and warranty periods which exceed one year.   At December 31, 1996, the
reserve for anticipated warranty expenses for the laser products which had been sold as of that date was $100,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The lasers are generally returned for service or repair to the Company at its Salt Lake City, Utah, facility.

     Service sales is a term used internally by the Company for the repair or refurbishment of customer owned laser products. Service and repair typically entail the replacement, repair or refurbishment of component parts comprising the laser products or sub-assemblies.


     Sales and Marketing
     -------------------

     In the past, essentially all of the Company's sales have been to OEM customers. OEM customers manufacture equipment in which the Company's laser products are a component part. As each OEM customer has unique needs and product requirements, the Company markets its laser products and services directly by executive, engineering and sales management.

     The Company sells to over 100 customers worldwide. For the year ended December 31, 1996, two companies accounted for over 10% of the Company's sales. Company C and A accounted for 30% and 20%, respectively, of the Company's 1996 sales. For the year ended December 31, 1995, two companies accounted for over 10% of the Company's sales. Company A and B accounted for 43% and 11%, respectively, of the 1995 sales.

     Customers typically fulfill their product requirements by placing purchase

===============================================================================

orders with the Company which are generally filled and shipped within the customer's requested delivery schedule. Customers sales and purchase order levels typically can be expected to fluctuate in part due to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in end user demand for customer products in which the Company's laser products are a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors. The Company's backlog of new products and service orders for its laser systems as of December 31, 1996 was approximately $682,718, as compared to approximately $925,647 on December 31, 1995. Based on past experience, the Company anticipates that substantially all of its unfilled orders for laser products will be delivered in 1997.

     For many years, the Company has been and remains substantially dependent upon a limited number of OEM customers for sales of its laser products and service sales. The Company believes that future sales of its laser products and service sales will depend upon its ability to attract and maintain a variety of volume OEM customers requiring its laser products. However, there can be no assurance that the Company will be successful in these efforts, or that its competitors, customers or others will not introduce products or technologies superior to those of the Company or produce comparable products at lower prices, in which case the Company's business could be adversely affected. In addition, rapid technological advances made by competitors, customers, or others could make the product lines obsolete. Also, overall customer demand for laser products and sub-assemblies may decrease as a result their replacement by superior, alternative, or lower cost products and technologies.

     In the medical markets, the Company is in the pre-market stage of its dermatologic and ophthalmic products introductions. The Company plans to use a distributor network as well as marketing through trade magazines and medical conventions for the sales of its new medical products. The Company has qualified its initial distributors for its NuvoLase product and is now in the process of identifying additional qualified distributors in the United States and internationally.

     The Company typically bills its laser customers upon product shipment. Payment on approved credit terms is generally due in 30 days after date of invoice, but such terms can vary, especially in the case of foreign sales. Collection of trade accounts receivable typically occurs within 30 to 60 days after invoice.


     Foreign Sales
     -------------

     The Company sells a majority of its laser products to customers in Europe and other foreign countries. The Company's two largest customers for laser products in 1996 were foreign customers. Foreign sales to Customer C and Customer A accounted for approximately 26% and 20% respectively, of the total laser products sales during 1996. Total sales to all foreign customers accounted for approximately 66% of the Company's total laser products sales. (See Note 10 to Consolidated Financial Statements for further discussion).

===============================================================================

     Manufacturing and Suppliers
     ---------------------------

     The Company relies upon unaffiliated suppliers for components used in the fabrication of its products. For most components, the Company is not dependent upon any one particular supplier and has not experienced significant delays in obtaining components. Currently, certain components utilized in the manufacture of the products are available from a limited number of suppliers. The Company believes that its operations could be adversely affected in the event that it is unable to obtain components on a timely basis from these suppliers.

     The Company maintains an inventory of laser components as well as a minimal level of finished goods. The Company generally manufactures its products in response to customer orders.

     Net of inventory reserves, the Company's raw material inventory at December 31, 1996 was $756,930, work in process inventory was $468,573, and the remaining $63,500 was finished goods inventory.

     Competition
     -----------

     The laser market is complex and fragmented as a result of the specialized nature of laser products and the various applications required by purchasers of lasers and laser systems. Rapid technological advances and intense competition are characteristic of the laser industry. The Company is subject to the risk that its competitors or customers may introduce products or technologies which are superior to those of the Company or produce products at lower prices, which could make its products obsolete. The Company is also subject to the risk that customer products which incorporate its lasers may become obsolete or may be redesigned, eliminating the need for its products. The principal competitive factors for its OEM laser products are technology, price, service, quality, performance and ability to meet customer specifications. The principal competitive factors for medical products are the product's technological capabilities and proven clinical ability, price, service, quality, and scope of regulatory approval.

     Future sales are in a large part dependent on the success of the introduction of new or improved laser and medical products and on the Company's ability to become and remain competitive in the medical marketplace. In addition, future laser sales are dependent on the Company's OEM customers remaining competitive in their marketplace.

     There can be no assurance that the Company's competitors, customers or others will not develop products or technologies which could render the products of the Company obsolete. If such products or technologies were successfully developed, continued sales of the existing products could rapidly diminish, in which case the Company's business, results of operations or ability to maintain or increase its market share could be adversely affected.

     Certain of the Company's current or future competitors have substantially greater financial, technical and marketing resources than the Company. There can be no assurance that competition will not adversely affect the Company's business, results of operations or ability to maintain or increase it market share could be adversely affected.

===============================================================================

     Patents, Licenses and Trade Secrets
     -----------------------------------

     Although the Company owns certain domestic patents relating to laser technology, the Company believes that the ownership of patents is not essential to its current OEM laser operations. However, the Company's future success may depend, in part, on its ability to operate and introduce new products without infringing on the rights of third parties.

     The Company entered into a license agreement in March 1989 with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents.


     Government Regulation
     ---------------------

     Laser Products manufactured by the Company are subject to the requirements of the Center for Devices and Radiological Health ("CDRH") of the United States
Food and Drug Administration.   The CDRH is the Federal government body
primarily responsible for the regulation and administration of laser technology and related products. The CDRH has issued laser radiation safety regulations which require certain laser manufacturers and end users to file new product and annual reports, to maintain records of sales and quality control results, conduct proper testing, and to incorporate certain design and operating features, including warning labels and protective devices in all lasers sold to end users. The regulations required generally do not apply to OEM laser products which are incorporated as components in laser-based end products.

     During 1996 the Company introduced a new medical laser product with applications in the field of dermatology. These lasers manufactured by the Company are regulated as medical devices by the FDA, CDRH under the Federal Food, Drug and Cosmetic Act. As such, these devices require premarket approval by the FDA prior to commercialization. The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the control the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devises. The Company's laser based medical products are classified as Class II devices. If a manufacturer of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class II medical device the manufacturer may seek FDA clearance for the device by filing a submission of a premarket notification to the CDRH, Office of Device Evaluation, in accordance with
Section 510(k) of the Federal Food, Drug, and Cosmetic Act.

     In August 1996 the Company submitted a Section 510(k) premarket notification to the FDA, CDRH seeking approval of its new laser product. In November 1996 the Company received its 510(k) clearance to market its product.

     The Company and its medical products manufactured, pursuant to a 510(k) premarket clearance notification, are or will be subject to continuing regulation by the FDA and must comply with all applicable requirements of the FDA on an ongoing basis. The Federal Food, Drug, and Cosmetic Act also requires the Company to manufacture its products in registered establishments and in accordance with the quality system requirements of the Current Good

===============================================================================

Manufacturing Practices (CGMP), 21 CFR 820 (Technical equivalent to the ISO 9001 & ISO/DIS 13485). The Company's facilities in the United States are subject to periodic inspections by the FDA.

     Certain of the Company's products manufactured and sold in foreign countries are required to comply with the European Community's Medical Device Directive ("MDD") (93/42/EEC), by June 1998, and the emissions and immunity requirements set forth by the European Community under the requirements of the Electromagnetic Compatibility ("EMC") Directive (89/336/EEC). The Company has received its applicable certification of Compliance as required.

     Although the Company believes that it currently complies and will continue to comply with the applicable regulations, such regulations are always subject to change. There can be no assurance that future changes in law, regulations, review guidelines, administrative interpretations by the FDA, any international governing agency or other regulatory bodies will not adversely affect the Company.

     Product Development
     -------------------

     The Company continues to be engaged in the development of laser products and technologies and to a lessor extent, the development of the SIMULEYES and PAIS systems. During 1996, the Company focused its efforts on the NUVOLASE 600 SERIES MEDICAL LASER SYSTEMS and the development of solid state laser products.

     In 1995, the Company entered into a joint research and development agreement with the University of Utah and the Center for Electronics Systems Technology to develop solid state laser products providing visible blue or green output. However, in January 1997, the Company notified all parties that for the present it would withhold further development funding pending the completion of a product and performance review by the Company.

     The Company spent $605,585 in 1996 and $333,325 in 1995 on research and development activities.

     Insurance
     ---------

     The Company does not have product liability insurance on its laser products.

     Compliance with Environment Laws
     --------------------------------

     The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.

     Employees
     ---------

     On December 31, 1996, the Company had 42 full-time equivalent employees: 5 in general and administrative services, 27 in manufacturing and support services, 7 in Engineering and 3 in management and marketing.

===============================================================================

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The Company's administrative offices and primary assembly facilities for its laser products are located in a building of approximately 46,000 square feet in Salt Lake City, Utah, which is owned by Dr. William H. McMahan, a significant shareholder and former Chairman, President and Chief Executive Officer of the Company. The Company leases the building from Dr. McMahan pursuant to a lease agreement which terminates on April 30, 1999. In 1996, the Company paid annual base rent of $236,725.

      The Company believes that the foregoing facilities are currently more than adequate for its activities.


Item 3.  LEGAL PROCEEDINGS
--------------------------

     There are no pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
     Not applicable.

===============================================================================

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


                                      High              Low
                                      ----              ---

    1996   First quarter              2 5/8             2 1/8
           Second quarter             4 1/2             2 1/4
           Third quarter              2 1/2             1 5/8
           Fourth quarter             2 3/4             1 3/4


    1995   First quarter              5                 2 15/16
           Second quarter             4                 2 1/2
           Third quarter              3 5/8             1 1/4
           Fourth quarter             2 3/4             1 7/8



     As of December 31, 1996 there were approximately 500 beneficial holders of the Company's Common Stock.

     The Company did not pay dividends on its common stock in 1996 and it does not anticipate paying any dividends thereon in the foreseeable future.

===============================================================================

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------


     Results of Operations
     ---------------------

     Net sales for the year ended December 31, 1996, were $3,419,719 as compared to $3,809,710 for the same period in 1995, a decrease of $389,991 or 10%. This decrease was primarily a result of decreases in laser product and service sales during 1996 to two of the Company's major customers totaling $1,231,256. This decrease was partially offset by an increase in product and service sales of $920,112 to another major customer during the same 1996 period.

     Sales to Company A decreased from $1,654,868 or 43% of net sales in 1995 to $697,591, or 20% of net sales in 1996. Sales to Company B were $400,154 or 11% of net sales in 1995 compared to $126,175, or 4% of net sales during the 1996 period. Sales to Company C increased from $122,636, or 3% of net sales during 1995 to $1,042,748 or 30% of net sales during 1996. Sales to all other customers during 1996 decreased by $78,847. The Company believes but cannot guarantee that normal recurring fluctuations in the overall level of product and service orders by a limited number of OEM customers is responsible for the decrease in sales during 1996. These fluctuations in customer sales and purchase order levels have been influenced for years by (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in end user demand for customer products in which the Company's laser products are a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers and (iv) various other factors.

     Cost of products sold as a percentage of the Company's net sales increased from 77% in 1995 to 83% in 1996. This percentage increase was the result of increases in labor and overhead cost percentages which resulted primarily from the decrease in net sales. To a lesser extent, small increases in material and warranty costs during 1996 also contributed to this percentage increase.

     Selling, general and administrative costs for the year ended December 31, 1996 were $691,381 as compared to $580,759 for the same period in 1995, an increase of $110,622 or 19%. This increase was primarily the result of pre-market advertising and other "start up" related costs of the Company's new dermatologic and ophthalmic medical products.

     Research and development expenditures for the year ended December 31, 1996 were $605,585 as compared to $333,325 for the same period in 1995, an increase of $272,260 or 82%. This increase was primarily the result of increased costs associated with the development of the NUVOLASE 600 Series medical laser system, the SIMULEYES system, the PAIS system, and solid state laser products.

     Interest income and other revenue for the year ended December 31, 1996 was $94,544 as compared to $114,022 for the same period in 1995, a decrease of $19,478 or 17%.

     As a result of the significant increase in research and development expenditures, the increase in costs relating to the pre-market introduction of

===============================================================================

the Company's medical products, the decrease in net sales and other factors, the Company recognized a net loss for the year ended December 31, 1996 of $688,024 or $1.01 per share compared to income from continuing operations of $13,651 or $.02 per share for the same period in 1995.

     On December 31, 1996 the Company had net operating loss carryforwards for tax purposes of approximately $3,297,000, available to offset future taxable income, which will begin to expire in the year 2004.


     Liquidity and Capital Resources
     -------------------------------

     On December 31, 1996, the Company had working capital of $1,653,962 as compared to $2,202,494 at December 31, 1995, a decrease of $548,532 or 25%. Cash equivalents at December 31, 1996 were $555,204 as compared to $936,370 on December 31, 1995, a decrease of $381,166, or 41%. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

     The decrease in working capital was the result of the Company's net loss for the year ended December 31, 1996. The decrease in the cash equivalent balance was primarily the result of the Company's net loss for the period ended December 31, 1996, which was partially offset by increases in accounts payable balances and accrued expenses.

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

===============================================================================

                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

===============================================================================

                                     PART IV

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------

      (a)   Exhibits

            3 (i)  -   Articles of Incorporation, as amended

            4 (a)  -  *Specimen Stock Certificate

              (b)  -  *Incentive Stock Option Plan

              (c)  -  *Non-Statutory Stock Option Plan

              (d)  -  *Lease Agreement between Dr. McMahan and American Laser
                      (Salt Lake City)

              (e)  -  *Amendment to Lease Agreement between Dr. McMahan and
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

===============================================================================

                                    SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LASER CORPORATION


By:  /s/ B. Joyce Wickham                         Date    March 27, 1997
   -----------------------------------            --------------------------
     B. Joyce Wickham
     President & Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                      Date
          ---------                                      ----

/s/ B. Joyce Wickham                                 March 27, 1997
--------------------------------------           -----------------------
B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                  March 27, 1997
--------------------------------------           -----------------------
Mark L. Ballard
Vice President and Director


/s/ Reo K. Larsen                                    March 27, 1997
--------------------------------------           -----------------------
Reo K. Larsen
General Accounting Manager


/s/ Rod O. Julander                                  March 27, 1997
--------------------------------------           -----------------------
Rod O. Julander
Secretary and Director

===============================================================================

                       LASER CORPORATION AND SUBSIDIARIES
                       ----------------------------------
              EXHIBIT 21 - STATEMENT RE: SUBSIDIARIES OF THE REGISTRANT
              ---------------------------------------------------------



              Subsidiary                           Place of Incorporation
              ----------                           ----------------------

      American Laser Corporation                            Utah

      American Laser Medical, Inc. (formally NuvoMed)       Utah

      American Laser Software, Inc.                         Utah

================================================================================












                       LASER CORPORATION AND SUBSIDIARIES

                       Financial Statements

                       December 31, 1996 and 1995

===============================================================================




                                            LASER CORPORATION AND SUBSIDIARIES
                                    Index to Consolidated Financial Statements
-------------------------------------------------------------------------------





                                                                  Page
                                                                  ----

Independent auditors' report                                      F-1

Consolidated balance sheet                                        F-2

Consolidated statement of operations                              F-3

Consolidated statement of stockholders'
equity                                                            F-4

Consolidated statement of cash flows                              F-5

Notes to consolidated financial statements                        F-7

===============================================================================

                                           INDEPENDENT AUDITORS' REPORT







To the Board of Directors of
Laser Corporation


We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                        Tanner + Co.


Salt Lake City, Utah
February 14, 1997

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                                    Consolidated Balance Sheet

                                                                  December 31,
-------------------------------------------------------------------------------
                                                         1996          1995
                                                    ---------------------------
          Assets
          ------

  Current assets:
      Cash and cash equivalents                     $   555,204    $   936,370
      Receivables, net                                  572,138        543,902
      Inventories                                     1,289,003      1,186,172
      Notes receivable - current portion                176,284        171,873
      Other current assets                               34,829         10,025
                                                    ---------------------------
            Total current assets                      2,627,458      2,848,342


  Equipment and leasehold improvements, net             221,930        261,107

  Notes receivable                                      534,308        693,320
  Other assets                                           62,996          4,299
                                                    ---------------------------
                                                    $ 3,446,692    $ 3,807,068
                                                    ===========================

-------------------------------------------------------------------------------

        Liabilities and Stockholders' Equity
        ------------------------------------
  Current liabilities:
      Accounts payable                              $   696,133    $   336,955
      Accrued expenses                                  177,363        145,483
      Accrued warranty expense                          100,000        140,000
      Current portion of capital lease obligations          -           23,410
                                                    ---------------------------
            Total current liabilities                   973,496        645,848

  Commitments and contingency                               -              -

  Stockholders' equity:
      Common stock, $.05 par value, authorized
      10,000,000 shares, issued 682,088 shares           34,105         34,105
      Additional paid-in capital                        701,537        701,537
      Retained earnings                               1,837,554      2,525,578
      Treasury stock, at cost                          (100,000)      (100,000)
                                                    ---------------------------
            Total stockholders' equity                2,473,196      3,161,220
                                                    ---------------------------
                                                    $ 3,446,692    $ 3,807,068
                                                    ===========================

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-2

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Operations

                                                      Years Ended December 31,
-------------------------------------------------------------------------------
                                                         1996          1995
                                                    ---------------------------
  Revenues:
     Net sales                                      $ 3,419,719    $ 3,809,710
     Interest and other income                           94,544        114,022
                                                    ---------------------------
                                                      3,514,263      3,923,732


  Cost and expenses:
     Cost of products sold                            2,844,349      2,930,652
     Selling, general and administrative                691,381        580,759
     Research and development                           605,585        333,325
     Royalties                                           58,446         56,596
     Interest                                             2,526          8,549
                                                    ---------------------------
                                                      4,202,287      3,909,881
                                                    ---------------------------

  (Loss) income from continuing operations
           before income taxes                         (688,024)        13,851


  Income tax expense - current                              -             (200)
                                                    ---------------------------

  (Loss) income from continuing operations             (688,024)        13,651


  Discontinued operations:
     Income on disposal of discontinued operations,
      net of income tax expense of $800                     -           53,111
                                                    ---------------------------
  Net (loss) income                                 $  (688,024)    $   66,762
                                                    ===========================

  Net (loss) income per share from
   continuing operations                            $     (1.01)    $      .02

  Net income per share from
   discontinued operations                                   -             .08
                                                    ---------------------------
  Net (loss) income per share                       $     (1.01)    $      .10
                                                    ===========================

  Weighted average number of shares of common
  and common equivalent shares outstanding              682,000        687,000
                                                    ===========================

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-3

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                Consolidated Statement of Stockholders' Equity

                                        Years Ended December 31, 1996 and 1995
-------------------------------------------------------------------------------


            Common Stock   Additional           Treasury Stock
            ------------    Paid-In   Retained  --------------
            Shares Amount   Capital   Earnings  Shares   Amount       Total
            -------------------------------------------------------------------
Balance at
January 1,
1995        682,088 $34,105 $701,537 $2,458,816  10,000  $(100,000) $3,094,458

Net income      -       -        -       66,762     -          -        66,762
            -------------------------------------------------------------------
Balance at
December 31,
1995        682,088  34,105  701,537  2,525,578  10,000   (100,000)  3,161,220

Net loss        -       -        -     (688,024)    -         -       (688,024)
            -------------------------------------------------------------------
Balance at
December 31,
1996        682,088 $34,105 $701,537 $1,837,554  10,000  $(100,000) $2,473,196
            ===================================================================




























-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-4

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Cash Flows

                                                      Years Ended December 31,
-------------------------------------------------------------------------------
                                                         1996            1995
                                                         ----            ----
  Cash flows from operating activities:
     Net (loss) income                              $  (688,024)   $    66,762
     Less income on disposal of
      discontinued operations                               -          (53,111)
     Adjustments to reconcile net (loss)
      income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                   103,058        106,712
        Increase in allowance for doubtful accounts      54,500            -
        Increase in other assets                        (60,000)           -
     (Increase) decrease in:
        Accounts receivable                             (82,736)        28,516
        Inventories                                    (102,831)      (189,334)
        Other current assets                            (24,804)         2,434
        Other assets                                      1,303            -
     Increase (decrease) in:
        Trade accounts payable and accrued expenses     391,058        (87,015)
        Accrued warranty expense                        (40,000)       (40,000)
        Income taxes payable                                -          (10,800)
                                                    ---------------------------
               Net cash used in
               operating activities                    (448,476)      (175,836)
                                                    ---------------------------
  Cash flows from investing activities:
     Purchase of property and equipment                 (63,881)       (21,369)
     Proceeds from note receivable                      154,601        101,585
                                                    ---------------------------
     Cash from investing activities
      - continuing operations                            90,720         80,216
     Cash from investing activities
      - discontinued operations                             -        1,000,000
                                                    ---------------------------
               Net cash provided by
               investing activities                      90,720      1,080,216
                                                    ---------------------------
     Cash flows from financing activities-
      payments on capital lease obligations             (23,410)       (38,510)
                                                    ---------------------------
               Net cash used in
               financing activities                     (23,410)       (38,510)
                                                    ---------------------------
  (Decrease) increase in cash and cash equivalents     (381,166)       865,870

  Cash and cash equivalents, beginning of year          936,370         70,500
                                                    ---------------------------
  Cash and cash equivalents, end of year            $   555,204    $   936,370
                                                    ===========================

-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-5

===============================================================================


                                            LASER CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Cash Flows
                                                                     Continued

-------------------------------------------------------------------------------



Supplemental disclosure of noncash transactions
-----------------------------------------------

During 1996, the Company recorded an investment of $60,000 in exchange for services of $60,000.

During 1995, the Company sold its 80% owned subsidiary. As part of the sale price the Company received notes receivable totaling $966,778 and cancellation of notes payable to minority shareholders of ProMed of $795,496.

Supplemental disclosures of cash flow information
-------------------------------------------------
                                                  1996        1995
                                            ---------------------------
      Interest paid                         $     2,526    $     8,549
                                            ---------------------------

      Income taxes paid                     $     - 0 -    $     8,000
                                            ---------------------------


























-------------------------------------------------------------------------------
See accompanying notes to financial statements.                            F-6

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements

                                                    December 31, 1996 and 1995
-------------------------------------------------------------------------------

1. Significant   Principles of Consolidation and Description of Activity
   Accounting    -------------------------------------------------------
   Policies      The consolidated financial statements include the accounts of
                 Laser Corporation (Laser) and its wholly-owned subsidiaries,
                 American Laser Corporation (American Laser), American Laser
                 Software, Inc. (ALS), and American Laser Medical, Inc. (ALM)
                 (the Company) located in Salt Lake City, Utah.  All significant intercompany account balances and transactions have been
                 eliminated in consolidation.

                 The Company is engaged in designing, manufacturing, marketing and servicing of laser systems.

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







-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

1. Significant   Warranty Costs
   Accounting    --------------
   Policies      The Company records the estimated cost of warranty obligations
   Continued     on laser products at the time the related products are sold.
                 There was no warranty expense relating to the sale of emergency medical equipment as the warranty was provided by the original manufacturer.

                 Net Income (Loss) Per Common and Common Equivalent Share
                 --------------------------------------------------------
                 Net income (loss) per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding.  Common equivalent shares
                 consist of the Company's stock options considered to be
                 dilutive common stock equivalents, determined using the
                 treasury stock method.  Fully diluted earnings per share is the same or antidilutive, and, accordingly, is not presented.

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

                 The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.








-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------
1. Significant   Accounting Estimates
   Accounting    --------------------
   Policies      The preparation of financial statements in conformity with
   Continued     generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2. Discontinued  On January 1, 1995, the Company entered into two agreements
   Operations    where it sold its 80 percent ownership in ProMed.  One
   and Notes     agreement is with the minority shareholders of ProMed wherein
   Receivable    the Company sold them 31,726 shares of ProMed stock
                 (approximately 40 percent of the Company's ownership). The sales price was for $1,095,496 and consisted of a cash payment of $300,000 and cancellation of the note payable to the
                 minority shareholders of ProMed which had a balance of $795,496 at December 31, 1994.

                 The Company sold its remaining 48,274 shares of ProMed stock
                 (approximately 60 percent of the Company's ownership) and forgiveness of an intercompany note for total proceeds of $1,666,778 to ProMed. The proceeds consisted of a $700,000 cash payment and notes receivable aggregating in a balance of $966,778. Both notes receivable are secured by the common stock of ProMed and the personal guarantees of the minority shareholders of ProMed. The first note of $804,504 requires monthly payments of $16,121 including interest at 7.5 percent per annum. The entire remaining unpaid balance is due February
                 1, 1998. The second note of $162,274 does not bear interest and is due January 1, 1998. The aggregate balance of the notes receivable at December 31, 1996 and December 31, 1995 are
                 $710,592 and $865,193, respectively.

                 The sale of ProMed resulted in a net gain after taxes of $53,111.















-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

3. Detail of                                             1996            1995
   Certain                                          ---------------------------
   Balance        Receivables:
   Sheet             Trade receivables              $   624,819    $   541,161
   Accounts          Less allowance for
                      doubtful accounts                 (56,000)        (1,500)
                     Other                                3,319          4,241
                                                    ---------------------------
                                                    $   572,138    $   543,902
                                                    ===========================

                  Inventories:
                     Raw materials                  $   926,930    $   934,886
                     Work-in-process                    468,573        423,291
                     Finished goods                      63,500         17,995
                     Reserve for obsolescence          (170,000)      (190,000)
                                                    ---------------------------
                                                    $ 1,289,003    $ 1,186,172
                                                    ===========================

4. Equipment      Equipment and leasehold improvements consist of the following
   and            at December 31, 1996 and 1995:
   Leasehold
   Improvements                                           1996           1995
                                                    ---------------------------
                  Equipment                         $ 1,389,535    $ 1,356,734
                  Leasehold improvements                612,260        581,180
                                                    ---------------------------
                                                      2,001,795      1,937,914

                  Less accumulated depreciation
                   and amortization                  (1,779,865)    (1,676,807)
                                                    ---------------------------
                                                    $   221,930     $  261,107
                                                    ===========================
















-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

5. Income Taxes   The provision for income taxes differs from the amount
                  computed at federal statutory rates as follows:

                                                             Year Ended
                                                            December 31,
                                                    ---------------------------
                                                           1996          1995
                                                    ---------------------------
                  Income tax benefit (expense)
                   at statutory rates               $   234,000    $   (13,000)
                  Change in valuation allowance        (234,000)        12,000
                                                    ---------------------------
                  Total expense                     $     - 0 -    $    (1,000)
                                                    ===========================

                  Tax expense applicable to
                   continuing operations            $     - 0 -    $      (200)
                  Tax expense applicable to
                   discontinued operations                - 0 -           (800)
                                                    ---------------------------
                  Total expense                     $     - 0 -    $    (1,000)
                                                    ===========================


                  Deferred tax assets (liabilities) consists of the following:

                                                             December 31,
                                                    ---------------------------
                                                            1996         1995
                                                    ---------------------------
                  Net operating loss
                   carryforward                     $ 1,222,000    $ 1,033,000
                  Excess tax depreciation over
                   book depreciation                    (34,000)       (53,000)
                  Inventory reserve                      58,000         65,000
                  Warranty reserve                       34,000         16,000
                  Bad debt reserve                       19,000          1,000
                  Other accruals                          - 0 -          3,000
                                                    ---------------------------
                                                      1,299,000      1,065,000

                  Valuation allowance                (1,299,000)    (1,065,000)
                                                   ----------------------------
                                                   $      - 0 -    $     - 0 -
                                                   ============================






-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

5. Income Taxes   The Company has net operating loss carry-forwards for tax
   Continued      purposes of approximately $3,297,000 at December 31, 1996
                  available to offset future taxable income which begins to
                  expire in 2004.  Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carry-forwards may be substantially lost.


6. Commitments    Operating Leases
   and            ----------------
   Contingencies  The Company's administrative offices and primary assembly facilities for its laser products are located in a 46,000
                  square foot building in Salt Lake City, Utah.  The Company leases the building from a significant shareholder,
                  Dr. McMahan, pursuant to a lease agreement which terminates on
                  April 30, 1999.  Under this lease, the Company paid annual rent of $236,725 in 1996 and 1995.

                  Future minimum payments under noncancellable operating leases are as follows at December 31, 1996:

                          Year                                Amount
                          ----                             -------------
                          1997                             $    236,725
                          1998                                  236,725
                          1999                                   78,908
                                                           -------------
                                                           $    552,358
                                                           =============

                  Investment Agreement
                  --------------------
                  In November 1996, the Company entered into a 12 month
                  investment agreement with another corporate entity (the
                  investee).  The agreement provides that the Company will
                  invest cash and/or services in exchange for the investee's stock.  At December 31, 1996, the Company had performed
                  services of $60,000 in exchange for common stock of the
                  investee.  The investment of $60,000 has been included in
                  other assets.

                  Under the investment agreement, the Company is also required to make another payment of cash and/or services of $60,000 on or before August 1, 1997. In addition and contingent upon certain requirements being met by this investee, the Company may be required to make further payments of cash and/or services of approximately $80,000. Upon completion of this agreement, the Company will own up to 5% of the investee's stock.


-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

6. Commitments    Royalty Agreement
   and            -----------------
   Contingencies  The Company is party to an agreement with Patlex Corporation
   Continued      which requires the Company to pay royalties based on a
                  percentage of net sales of products covered by certain
                  patents.  Total royalty expense was $58,446 and $56,596 in
                  1996 and 1995, respectively.

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


7. Stock Plans    In January 1985, the Company adopted a stock bonus plan
   and Options    whereby 50,000 shares of the Company's common stock have
                  been reserved for ultimate issuance to qualified employees.
                  The Company's Board of Directors has complete discretion as to which employees qualify, the number of shares to be granted and any restrictions to be placed upon such shares.  No more than 1,000 shares may be granted to any one employee during any fiscal year.


















-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------
7. Stock Plans    The Company has an incentive stock option plan and a
   and Options    non-qualified stock option plan whereby an aggregate of
   Continued      100,000 shares, or 50,000 shares for each plan, of the
                  Company's unissued and restricted common stock was reserved for ultimate issuance to selected employees.  The stock option committee of the Board of Directors administers both plans and has discretion to determine the terms of options granted under
                  each plan.   Such terms include the exercise price of each
                  option, the number of shares subject to each option, and the exercisability of such options.  Options under the incentive plan must be granted at the fair market value on the date of grant except that the option price must be one hundred ten percent (110%) of such fair market value if the optionee owns more than ten percent (10%) of the outstanding common stock.
                  The aggregate fair market value of the shares issuable on
                  exercise of options granted to any employee in a calendar year may not exceed $20,000 plus certain carry over allowances.
                  Options under the non-statutory plan must be granted at a
                  price equal to at least the fair market value of the shares on the date of grant.  For either plan, no more than 20 percent of the shares under option may be exercised during the first year following the date of grant, and options expire five
                  years from the date of grant.  The incentive plan and the
                  non-qualified plan, as amended on May 21, 1993, expires on
                  June 30, 1998.

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
















-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

7. Stock Plans    Information regarding the Option Plans are summarized below:
   and Options
   Continued                                       Number of     Option Price
                                                   Options       Per Share
                                                  -----------------------------
                     Outstanding at
                      December 31, 1995              58,000     $    1.43-5.13
                     Granted                         19,000     $    2.50-3.00
                     Exercised                        - 0 -     $        ---
                     Expired                          - 0 -     $        ---
                                                  -----------------------------
                     Outstanding at
                      December 31, 1996              77,000     $    1.43-5.13
                                                  =============================





                  Options exercisable and shares available for future grants are as follows:
                                                           December 31,
                                                  -----------------------------
                                                      1996             1995
                                                  -----------------------------
                  Options exercisable                77,000           58,000
                  Shares available for grant         23,000           42,000
























-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

7. Stock Plans    In October 1995, the Financial Accounting Standards Board
   and Options    issued Statement of financial Accounting Standards No. 123,
   Continued      "Accounting for Stock-Based Compensation" (FAS 123) which
                  established financial accounting and reporting standards for stock-based compensation.  The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument.  This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles
                  Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted.
                  The Corporation has opted for the latter approach.
                  Accordingly, no compensation expense has been recognized for the stock option plans.  Had compensation expense for the
                  Corporation's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995
                  consistent with the provisions of FAS No. 123, the
                  Corporation's results of operations would have been reduced to the pro forma amounts indicated below:

                                                           December 31,
                                                  -----------------------------
                                                         1996         1995
                                                  -----------------------------
                  Net Income - as reported        $   (688,024)    $    66,762
                  Net Income - pro forma          $   (715,361)    $    36,940
                  Earnings per share - as reported   $   (1.01)       $    .10
                  Earnings per share - pro forma     $   (1.05)       $    .05
                                                  =============================


                  The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           December 31,
                                                  -----------------------------
                                                        1996         1995
                                                  -----------------------------
                  Expected dividend yield                - 0 -          - 0 -
                  Expected stock price volatility       53.29%         53.29%
                  Risk-free interest rate                6.13%          5.50%
                  Expected life of options             5 years        5 years
                                                  =============================


                  The weighted average fair value of options granted during 1996 and 1995 are $1.44 and $1.57, respectively.



-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

7. Stock Plans    The following table summarized information about fixed stock
   and Options    options outstanding at December 31, 1996:
   Continued
                               Options Outstanding         Options Exercisable
                           ----------------------------------------------------
                                       Weighted
                             Number    Average    Weighted  Number    Weighted
                  Range of Outstanding Remaining  Average Exercisable Average
                  Exercise     at     Contractual Exercise    at      Exercise
                   Prices   12/31/96     Life      Price   12/31/96   Price
                                        (Years)
                  -------------------------------------------------------------
                  $  1.40
                  to 2.00    19,500      1.8      $ 1.59     19,500     $ 1.59
                  $  2.10
                  to 3.15    40,000      3.4      $ 2.63     40,000     $ 2.63
                  $  3.60
                  to 5.15    17,500      3.2      $ 4.31     17,500     $ 4.31
                  -------------------------------------------------------------
                  $  1.40
                  to 5.15    77,000      3.0      $ 2.75     77,000     $ 2.75
                  =============================================================


8. Profit         American Laser adopted a 401(k) retirement savings and profit
   Sharing        sharing plan.  All full-time employees of American Laser who
   Plans          are at least 21 years of age and have a minimum of three
                  months of service with American Laser are eligible to
                  participate.  The plan contains a matching contribution which is at American Laser's discretion and is limited to two
                  percent of the applicable employee's salary.  No matching
                  contributions were made during 1996 and 1995.


9. Related        The Company has a lease agreement with Dr. William H. McMahan,
   Party          a significant shareholder and former Chairman, President and
   Transactions   Chief Executive Officer of the Company, which is described in note 6.

                  The Company has employment agreements with its President and Chief Executive Officer and Vice President as described in note 6.








-------------------------------------------------------------------------------

===============================================================================

                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
-------------------------------------------------------------------------------

10. Export        Export sales to unaffiliated customers were as follows:
    Sales
    and                                                    Year Ended
    Major                                                 December 31,
    Customers                                     -----------------------------
                                                        1996         1995
                                                  -----------------------------
                     Europe                       $  2,199,169    $  2,647,435
                     Other                              66,864         153,300
                                                  -----------------------------
                                                  $  2,266,033    $  2,800,735
                                                  =============================


                  Combined domestic and foreign sales and service of lasers to the Company's major customers are as follows:

                                                           Year Ended
                                                          December 31,
                                                  -----------------------------
                     Major customers                   1996         1995
                     ---------------              -----------------------------
                     Company A                    $    697,591    $  1,654,868
                     Company B                    $    126,175    $    400,154
                     Company C                    $  1,042,748    $    122,636







11. Fair Value    None of the Company's financial instruments are held for
    of            trading purposes.  The Company estimates that the fair value
    Financial     of all financial instruments at December 31, 1996, does not
    Instruments   differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.  The estimated fair value amounts have been determined by the Company using available market information and
                  appropriate valuation methodologies.  Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the
                  Company could realize in a current market exchange.







-------------------------------------------------------------------------------

===============================================================================


                                                Co 101751
 RECEIVED                                       State of Utah
 JUN 18 1996                                Department of Commerce

 Utah Div. of Corp.              Division of Corporations and Commercial Code
 & Comm. Code                 I Hereby certify that the foregoing has been filed
                              and approved on the  18  day of  June  19 96
                                                  ----        ------   ----
                              in the office of this Division and hereby issue
                              this Certificate thereof.

                              Examiner      BS           Date    6/19/96
                                      -----------------      ----------------
                                              /s/ Korla T. Woods
                                              --------------------
                               [State]           Korla T. Woods
                               [Seal ]           Division Director




                             ARTICLES OF AMENDMENT

                        TO THE ARTICLES OF INCORPORATION             /s/ BS

                               LASER CORPORATION

          Pursuant to the provisions. of Section 16-10a-1001 a seq. of the

Utah Revised Business Corporation Act, the undersigned corporation adapts the following Articles of Amendment to its Articles of Incorporation:

          FIRST: The name of the corporation is Laser Corporation

          SECOND: The following amendment of the Articles of Incorporation was adopted by the shareholders of the corporation on May 22, 1996, in the manner prescribed by the Utah Revised Business Corporation Act.

          Article IV of the corporation's Article of Incorporation is hereby

amended to read in its entirety as follows:                     [6170000035]

          The corporation shall have the Authority to issue 10.000,000 shares of common stock, each having a par value of $0.05 per share. All common shares issued by the corporation shall be fully paid and nonassessable and shall have equal rights.

          THIRD: The number shares of common stock of the corporation outstanding and entitled to vote thereon at the time of such adoption was

672,098. The designation end number of outstanding shares of the only class entitled to vote thereon as a class were these 672,.098 shares of common stock.

          FOURTH. The number of shares voted for such amendment was 424,721, and the number of shares voted against such amendment was 29,741 with 473 abstentions.

          DATED June 10, 1996
                    ----
                                        LASER CORPORATION



                                        By: /s/ B. Joyce Wickham
                                           ---------------------
                                           B. Joyce Wickham
                                           Its: President








G.\DIANE\GEL\CLIENTS\LASER\ARTICLES.AMD




================================================================================


            State of Utah                                      101751
        Department of Commerce
Division of Corporations and Commercial Code

I hereby certify that the foregoing has been filed
and approved on the  29th  day of  June  19  92
                    ------       --------   ----
in the office of this Division and hereby issue
this Certificate thereof.
                                                            RECEIVED
Examiner   Carmen Tery   Date   6-29-92               1992 JUN 29 AM 11:45
         ---------------     --------------         DIVISION OF CORPORATIONS
              /s/ A.P. (unreadable)                      STATE OF UTAH
              ---------------------

             G.M. (unreadable)
             Division Director




                             ARTICLES OF AMENDMENT

                                    TO THE

                           ARTICLES OF INCORPORATION

                                      OF

                               LASER CORPORATION



           Pursuant to Section 16-10-57 of the Utah Business

Corporation Act as amended, the undersigned corporation hereby adopts the following Articles of Amendment to its Articles of

Incorporation:

           FIRST: The name of the corporation is Laser

Corporation (the "Company")

           SECOND: The following amendment to the Articles of

Incorporation of the Company was adopted by the shareholders of the company in the manner prescribed by the Utah Business

Corporation Act:

           RESOLVED: That the Articles of Incorporation of the

Company be amended by deleting Article IV and substituting

therefor the following:

           The aggregate number of shares which the corporation shall have the aurhority to issue is two million (2,000,000) shares of common stock. Each such share shall have a par value of five cents ($.05). All shares of the Corporation's common stock shall be of the same class and shall have the same rights and preferences. Fully paid shares of the Corporation shall not be liable to any further call or assessment.

           THIRD: The shareholders of the Company adopted the

foregoing amendment on May 29, 1992.













g:\wpc\218\00001118.W51

================================================================================
           FOURTH: The total number of shares of capital stock of

the Company outstanding at the time of such adoption was

3,360,559, and the number of shares entitled to vote on the

amendment was 3,360,559.

           FIFTH: The number of shares voting for such amendment

was 2,242,585; the number of shares voting against such amendment was 82,387; the number of shares abstaining from voting was

4,130.

           SIXTH: The amendment provides for a reduction in the

total number of authorized shares from 10,000,000 to 2,000.000 and an increase in the par value of shares from one cent to five cents per share.  This amendment will create a one-for five

reverse split of the Company's Common Stock.

           B. Joyce Wickham and Rod O. Julander hereby verify and

declare, under penalties of perjury, that they have examined and executed these Articles of Amendment, and that these Articles of

Amendment are truthful and correct in all respects.

           IN WITNESS WHEREOF, these Articles of Amendment have

been executed as of the 29th day of June 1992.
                       -----       ------

                                  LASER CORPORATION


                                  By: /s/ B. Joyce Wickham
                                     ----------------------------
                                     B. Joyce Wickham, President


                                  By: /s/ Rod O. Julander
                                     ----------------------------
                                     Rod O. Julander, Secretary






g:\wpc\218\00001118.W51

================================================================================

Received in the office of the Lt.Gov./Sec-                     RECEIVED
retary of the State of Utah, on the   31st                  (unreadable)
                                    ---------               (unreadable)
day of    Jan    A.D. 19 84
      ----------        ----
      DAVID S.MONSON
    Lt.Gov./Sec. of State
Filing Clerk  INC   Fees  370.00
            -------      --------


                            CERTIFICATE OF AMENDMENT

                        OF ARTICLES OF INCORPORATION OF

                               LASER CORPORATION



          LASER CORPORATION, a Utah Corporation, hereby certifies

     that:

          1.   The name of the corporation filing this certificate

     is Laser Corporation (the "Corporation").

          2.   On July 1. 1983, the Corporation's shareholders

     adopted an amendment to Article IV of the Corporation's

     Articles of Incorporation so that, as amended, Articles IV reads as follows:

                                                    [251/569441/31/84 $ 170.00]

                               Article IV. Shares
                               ------------------

               The Corporation is authorized to issue an aggregate of ten million (10,000,.000) shares of common stock. Each such share shall have a par value of one cent ($.01)
          All shares of the Corporation's common stock shall be of the same class and shall have the same rights and prefer-ences. Fully paid shares of the Corporation shall not be liable to any further call or assessment.

          3.   On July 1, 1983, the Corporation's shareholders

     adopted an amendment to Article VI of the Corporation's

     Articles of Incorporation so that, as amended, Article VI

     reads as follows:

                       Article VI. Shareholders Rights.
                       --------------------------------

               The authorized shares of stock of the Corporation may be issued at such time, upon such terms and condi-tions and such consideration as the Board of Directors shall determine. Shareholders shall not have preemptive rights to acquire unissued shares of the stock of the Corporation

          4.   On July 1. 1983, 543,000 shares of the Corporation's

     common stock were issued and outstanding and entitled to vote

================================================================================


     on the foregoing amendments.  All such shares were voted in favor of the adoption of such amendments.

           5. The foregoing amendments do not provide for an

     exchange. reclassification, or cancellation of shares of the

     Corporation's issued and outstanding common stock.

           6. The foregoing amendments will not effect a change in

     the Corporation's stated capital.

           IN WITNESS WHEREOF, LASER CORPORATION'S President and

     Secretary have signed this Certificate under penalties of

     perjury on behalf of the Corporation and have affixed the

     corporation's corporate seal hereto this 30th day of December,
                                         ----             --------
     1983.

                                LASER CORPORATION:
                                (Corporate Seal)


                                By: /s/ William H. McMahan
                                   ----------------------------
                                            President

                                Attest: /s/ Mark L. Ballard
                                       ------------------------
                                            Secretary









================================================================================


                            CERTIFICATE OF AMENDMENT

                         OF ARTICLE OF INCORPORATION OF

                               LASER CORPORATION


          LASER CORPORATION, a Utah Corporation, hereby certifies that:

          1.   The name of the corporation filing this certificate

     is Laser Corporation (the "Corporation")

          2.   On July 1, 1983, the Corporation's shareholders

     adopted an amendment to Article IV of the Corporation's

     Articles of Incorporation so that, as amended, Article IV

     reads as follows:

                              Article IV. Shares
                              ------------------

               The Corporation is authorized to issue an aggregate of ten million (10,000,000) shares of common stock. Each such share shall have a par value one cent ($.01).
          All shares of the Corporation's common stock shall be of the same class and shall have the same rights and prefer-ences. Fully paid shares of the Corporation shall not be liable to any further call or assessment.

          3.   On July 1, 1983, the Corporation's shareholders

     adopted an amendment to Article VI of the Corporation's

     Articles of Incorporation so that, as amended, Article VI

     reads as follows:

                         Article VI. Shareholders Rights.
                         -------------------------------
               The authorized shares of stock of the Corporation
          may be issued at such time. upon such terms and condi-
          tions, and for such consideration as the Board of
          Directors shall determine.  Shareholders shall not have
          preemptive rights to acquire unissued shares of the stock
          of the Corporation.

          4.   On July 1, 1983, 543.000 shares of the Corporation's

     common stock were issued and outstanding and entitled to vote




================================================================================

     on the foregoing amendments.  All such shares were voted in favor of the adoption of such amendments.

          5.   The foregoing amendments do not provide for an

     exchange, reclassification, or cancellation of shares of the

     Corporation's issued and outstanding common stock.

          6.   The foregoing amendments will not effect a change in

     the Corporation's stated capital.

          IN WITNESS WHEREOF, LASER CORPORATION'S President and

     Secretary have signed this Certificate under penalties of

     perjury on behalf of the Corporation and have affixed the

     corporation's corporate seal hereto this 30th day of December,
                                              ----        --------
     1983.


                                   LASER CORPORATION
                                    (Corporate Seal)


                                   By: /s/ William H. McMahan
                                      ---------------------------
                                             President

                                   Attest: /s/ Mark L. Ballard
                                          -----------------------
                                             Secretary





















================================================================================
Received in the office of the Lt.Gov./Sec-                 RECEIVED
retary of the State of Utah, on the  12th            1983 JAN 12 PM 3:27
                                   --------          LT.GOV./SEC. OF STATE
day of   January      19 83
      -------------     ----                              101751
        DAVID S. MONSON                                  --------
     Lieutenant Governor
Filing Clerk    JNJ  Fees  $50.00


                           ARTICLES OF INCORPORATION
                                      OF
                               LASER CORPORATION

          We the undersigned, natural persons of the age of 21 years or more, acting as incorporators of a corporation under the Utah

     Business Corporation Act, adopt the following Articles of

     Incorporation for such corporation.
                                                         [unreadable stamp]
                           ARTICLE I - CORPORATE NAME
                           --------------------------
          The name of the corporation is LASER CORPORATION.

                      ARTICLE II - DURATION OF CORPORATION
                      ------------------------------------
          The corporation is to have perpetual existence.

                        ARTICLE III - CORPORATE PURPOSES
                        --------------------------------
          The general purposes and objects for which the corporation is organized are:

               (a) To engage in commercial and industrial consulting services. To manufacture, purchase, or otherwise acquire, and to own, mortgage, pledge, sell, assign, transfer, or otherwise dispose of, and to invest in, trade in, deal in and with goods, wares, merchandise, real and personal property, and services of every class, kind, and description; except that it is not to conduct a banking, safe deposit. trust, insurance, surety, express, railroad, canal, telegraph, telephone, or cemetery company, a building and loan association, mutual fire insurance association, cooperative association, fraternal benefit society, state fair of exposition. To conduct business in, have one or more offices in, and by, hold, mortgage, sell, convey, lease or otherwise dispose of real and personal property, including franchises, patents, copyrights, trademarks. and licenses, in the State of Utah and in all other states and countries. To contract debts and borrow money, issue and sell or pledge bonds,

================================================================================


          debentures, notes, and other evidences of indebtedness, and to execute such mortgages, transfers of corporate property, or other instruments to secure the payment of corporate indebtedness as required. To purchase the corporate assets of any other corporation and engage in the same or other character of business. To guarantee, endorse, purchase, hold, sell, transfer, mortgage, pledge, or otherwise acquire or dispose of the shares of the capital stock of, or any bonds, securities, or other evidences of indebtedness created by any other corporation of the State of Utah or any other state or government, and while owner of such stock to exercise all the rights, powers, and privileges of ownership, including the right to vote such stock.
               (b) To acquire by purchase, exchange, gift, bequest. subscription, or otherwise, and to hold, own, mortgage, pledge, hypothecate, sell, assign, transfer, exchange, or otherwise dispose of or deal in or with its own corporate securities or stock or other securities.
          including, without limitation, any shares of stock, bonds, debentures, notes, mortgages, or other obligations, and any certificates, receipts or other instruments representing rights or interests therein, or any property or assets created or issued by any person, firm, associations, or corporations, or any government or subdivisions, agencies or instrumentalities thereof; to make payment therefor in any lawful manner or to issue in exchange therefor its own securities or to use its unrestricted and unreserved earned surplus for the purchase of its own shares, and to exercise as owner or holder of anv securities any and all rights, powers and privileges in respect thereof.
               (c) To do each and every thing necessary, suitable or proper for the accomplishment of any of the purposes or the attainment of any one or more of the subjects herein enumerated, or which may at any time appear conducive to or expedient for protection or benefit of this corporation, and to do said acts as fully and to the same extent as natural persons might, or could do, in any part of the world as principals, agents, partners, trustees or otherwise, either alone or in conjunction with any other person, association or corporation.
              (d) The foregoing clauses shall be construed both as objects and powers and shall not be held to limit or restrict in any manner the general powers of the corporation and the enjoyment and exercise thereof as conferred by the laws of the State of Utah; and it







================================================================================

          is the intention that the purposes, objects and powers specified in each of the paragraphs of this Article III shall be regarded as independent purposes, objects and powers.

                              ARTICLE IV - SHARES
                              -------------------

          The aggregate number of shares which the Corporation shall have authority to issue is one million (1,000,000), par value of

     One Cent ($O.01) per share. All shares of the Corporation shall be of the same class and shall have the same rights and

     preferences.   Fully paid shares of the Corporation shall not be

     liable to any further call or assessment.

                        ARTICLE V -  COMMENCING BUSINESS
                        --------------------------------

          The Corporation will not commence business until con-

     sideration of a valve of at least $1.000 has been received for the issuance of shares.

                        ARTICLE VI -  SHAREHOLDER RIGHTS
                        --------------------------------
          The authorized shares of stock of the Corporation may be

     issued at such time, upon such terms and conditions, and for such consideration as the Board of Directors shall determine.

     Shareholders shall have preemptive rights to acquire unissued shares of the stock of the Corporation.

                              ARTICLE VII - BYLAWS
                              --------------------
          The Directors shall adopt Bylaws which are nor inconsistent with law or these Articles for the regulation and management of the affairs of the Corporation. The Bylaws may be amended from time to time or repealed pursuant to law.







================================================================================

                   ARTICLE VIII - REGISTERED OFFICE AND AGENT
                   ------------------------------------------
          The address of the Corporation's initial registered office and the name of its original registered agent at such address is:

               William H. McMahan
               1832 South 3850 West
               Salt Lake City, Utah 84104


                             ARTICLE IX - DIRECTORS
                             ----------------------
           The number of Directors constituting the initial Board of

     Directors of the Corporation is three (3). The names and

     addresses of persons who are to serve as Directors until the first annual meeting of shareholders, or until their successors be elected and qualify, are:

          William H. McMahan
          1467 Penrose Drive
          Salt Lake City. Utah 84103

          Eugene E. Cohen
          6700 South West 117th Street
          Miami, Florida 33143

          Robert H. Still, Jr.
          1011 Windward Way North
          Jacksonville, Florida 32216

                           ARTICLE X - INCORPORATORS
                           -------------------------
          The name and address of each Incorporator is:

                   Mark L. Ballard
                   1832 South 3850 West
                   Salt Lake City, Utah 84104

                   Dale E. Hulse
                   American Plaza II, Suite 400
                   57 West 200 South
                   Salt Lake City, Utah 84101









================================================================================

                   Craig M. Lundell
                   American Plaza II, Suite 400
                   57 West 200 South
                   Salt Lake City. Utah 84101

                ARTICLE XI - OFFICERS' AND DIRECTORS' CONTRACTS
                -----------------------------------------------

          No contract or other transaction between this corporation

     and one or more of its directors or any other corporation, firm,

     association, or entity in which one or more of its directors are directors or officers or are financially interested, shall be either void or voidable because of such relationship or interest,

     or because such director or directors are present at the meeting of the Board of Directors, or a committee thereof, which

     authorizes, approved or ratifies such contract or transaction, or because his or their votes are counted for such purpose if; (a)

     the fact of such relationship or interest is disclosed or known to the Board of Directors or committee which authorizes, approves or ratifies the contract or transaction by vote or consent sufficient for the purpose without counting the votes or consents of such interested director; or (b) the fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or (c) the contract or transaction is fair and reasonable to the corporation.

          Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or committee thereof which authorizes, approves or ratifies such contract or transaction.





================================================================================

          DATED this 12th day of January, 1983


                                 /s/ Mark L. Ballard
                                    ----------------------------
                                     Mark L. Ballard


                                 /s/ Dale E. Hulse
                                    ----------------------------
                                     Dale E. Hulse


                                 /s/ Craig M. Lundell
                                    ----------------------------
                                     Craig M. Lundell






     STATE OF UTAH         )
                           : ss.
     COUNTY OF SALT LAKE   )

          On the 12th day of January, 1983, personally appeared before me Mark L. Ballard, Dale E. Hulse and Craig Lundell who, being by me first duly sworn, severally declared that they are the persons who signed the foregoing document as incorporators and that the statements therein contained are true.


                                        A.B. (unreadable)
                                  ------------------------------
                                          NOTARY PUBLIC

                                  Residing at Bountiful, Utah

     My Commlssion Expires:

            8-5-84
     -------------------------
        (Notary Seal)




     NLB010/5627.18/2



================================================================================



