Form 10QSB
period 1997-03-31
LASER CORP
filed 1997-05-15
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

================================================================================
                                 United States
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB
(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                    or

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to __________________

                      Commission File Number 0-13316

                              LASER CORPORATION
       -------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

                    Utah                                 87-0395567
       ---------------------------------       ---------------------------------
            (State of Incorporation)                   (I.R.S. Employer
                                                      Identification No.)
              1832 South 3850 West
               Salt Lake City, UT                            84104
       ---------------------------------       ---------------------------------
             (Address of principal                        (Zip Code)
                executive office)

                                   (801) 972-1311
       -------------------------------------------------------------------------
                   (Issuer's telephone number, including area code)

                                   Not Applicable
       -------------------------------------------------------------------------
                  (Former name, former address and former fiscal year,
                            if changed since last report)

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

       Common Stock, .05 Par Value --  682,088 shares as of March 31, 1997.

================================================================================

                                     INDEX

                      LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.

            Consolidated Statements of Operations - Three months ended March 31, 1997 and 1996.

            Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996.

            Notes to Consolidated Financial Statements - March 31, 1997.


Item 2.     Management's Discussion and Analysis.



PART II.    OTHER INFORMATION
--------    -----------------





SIGNATURES
----------

================================================================================

PART I.     FINANCIAL INFORMATION
-------
Item 1.
                            LASER CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
ASSETS                                                1997             1996
                                                    Unaudited
                                                   -----------     -----------
CURRENT ASSETS                                     [C]             [C]
  Cash and cash equivalents                        $   194,615     $   555,204

  Receivables:
    Trade receivables                                  522,639         624,819
    Less allowance for doubtful
     accounts                                          (45,000)        (56,000)
    Other                                                3,078           3,319
                                                   -----------     -----------
                                                       480,717         572,138

  Inventories:
    Raw materials                                      782,961         756,930
    Work in process                                    607,005         468,573
    Finished Goods                                      69,576          63,500
                                                   -----------     -----------
                                                     1,459,542       1,289,003

  Notes Receivable - current portion                   671,947         176,284


  Other current assets                                  30,647          34,829
                                                   -----------     -----------
        Total Current Assets                         2,837,468       2,627,458

NOTES RECEIVABLE LESS CURRENT PORTION                    ---           534,308

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,396,411       1,389,535
  Leasehold improvements                               612,260         612,260
                                                   -----------     -----------
                                                     2,008,671       2,001,795
  Less accumulated depreciation
    and amortization                                (1,801,929)     (1,779,865)
                                                   -----------     -----------
                                                       206,742         221,930

OTHER ASSETS                                            62,996          62,996
                                                   -----------     -----------
                                                   $ 3,107,206     $ 3,446,692
                                                   ===========     ===========

             See accompanying notes to consolidated financial statements

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                     March 31,     December 31,
                                                       1997            1996
                                                   (Unaudited)
                                                   -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                [C]             [C]
   Trade accounts payable                          $   432,699     $   696,133
   Accrued expenses                                    261,179         177,363
   Accrued warranty expense                            100,000         100,000
                                                   -----------     -----------
      Total Current Liabilities                        793,878         973,496


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.05 par value;
      Authorized Shares - 10,000,000
      Issued Shares - 682,088
      Outstanding Shares - 682,088                      34,105          34,105
   Additional paid-in capital                          701,537         701,537
   Retained earnings                                 1,677,686       1,837,554
   Treasury stock, at cost                            (100,000)       (100,000)
                                                   -----------     -----------
       Total Stockholders' Equity                    2,313,328       2,473,196
                                                   -----------     -----------
                                                   $ 3,107,206     $ 3,446,692
                                                   ===========     ===========





















             See accompanying notes to consolidated financial statements

================================================================================

                            LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                        Three months ended
                                                    --------------------------
                                                     March 31,        March 31,
                                                       1997             1996
                                                     -----------    -----------
 REVENUES:                                          [C]            [C]
  Net sales                                         $   980,391    $   861,505
  Interest and other income                              15,779         23,852
                                                    -----------    -----------
                                                        996,170        885,357

COSTS AND EXPENSES:
  Cost of products sold                                 780,002        698,773
  Selling, general and administrative                   189,085        139,716
  Research and development                              170,242        164,815
  Royalties                                              16,709         14,370
  Interest                                                 ---             809
                                                    -----------    ------------
                                                      1,156,038      1,018,483
                                                    -----------    -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  (159,868)      (133,126)

INCOME TAX BENEFIT (EXPENSE) - CURRENT                     ---            ---
                                                    -----------    -----------
NET LOSS                                            $  (159,868)   $  (133,126)
                                                    ===========    ===========

NET LOSS PER SHARE                                  $     ( .23)   $     ( .20)
                                                    ===========    ===========

  Average number of shares of
    Common Stock outstanding                            682,000        682,000
                                                    ===========    ===========
















             See accompanying notes to consolidated financial statements

================================================================================

                            LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                        (Unaudited)

                                                        1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:               -----------    -----------
                                                    [C]             [C]
  Net income (loss)                                 $ (159,868)     $ (133,126)

  Adjustments to reconcile net income (loss)
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                     22,064          26,344
  (Increase) decrease in assets:
      Trade accounts receivable                         91,421        (140,432)
      Inventories                                     (170,539)        (33,041)
      Other current assets                               4,182         (18,689)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                              (179,618)         (8,527)
                                                   -----------     -----------
      Net Cash Used in Operating Activities           (392,358)       (307,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (6,876)        (11,632)
  Payments received on long term notes                  38,645          40,291
                                                   -----------     -----------
  Net Cash Provided from Investing Activities           31,769          28,659

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                            ---            (9,617)
                                                   -----------     -----------
Net Cash Used in Financing Activities                    ---            (9,617)
                                                   -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (360,589)       (288,429)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              555,204         936,370
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $   194,615     $   647,941
                                                   ===========     ===========














             See accompanying notes to consolidated financial statements

================================================================================



                      LASER CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                March 31, 1997


NOTE A - BASIS OF PRESENTATION
------------------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS
--------------------------

        Certain 1996 financial statement amounts have been reclassified to conform to 1997 presentations. These amounts were not material reclassifications.

================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 1997.
----------------------------------

        Net sales for the three months ended March 31, 1997 were $980,391 as compared to $861,505 for the same period in 1996, an increase of $118,886 or 14%. This increase was primarily a result of increased laser product and service sales to two of the Company's original equipment manufacturer ("OEM") customers. This increase was partially offset by decreases in product and service sales to another major OEM customer and to all other customers, as a consolidated group. The Company believes that the increase in net sales resulted from the normal quarter to quarter variations in product and service orders received from its OEM customers. OEM customer orders are based in part on the end-user demand for customer products which use or incorporate the Company's products and services.

        Cost of products sold as a percent of Company net sales were 80% for the three months ended March 31, 1997 as compared to 81% for the same period in 1996, a decrease of 1%. This decrease was primarily the result of decreases in overhead cost percentages due to the increase in net sales.

        Selling, general, and administrative expenses for the three months ended March 31, 1997 were $189,085 as compared to $139,716 for the same period in 1996, an increase of $49,369 or 35%. This increase was primarily the result of pre-market advertising and other "start up" related costs of the Company's new dermatologic and ophthalmic medical products.

        Research and development expenditures for the three months ended March 31, 1997 were $170,242 as compared to $164,815 for the same period in 1996, an increase of $5,427 or 3%.

        As a result of continuing research and development expenditures, the increase in advertising and "start up" costs relating to the Company's medical products and other factors, which were partially offset by an increase in laser product and service sales, the Company recognized a net loss for the three months ended March 31, 1997 of $159,868, or $.23 per share compared to a net loss of $133,126 or $.20 per share for the same period of 1996.

================================================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         On March 31, 1997, the Company had working capital of $2,043,590 as compared to $1,653,962 at December 31, 1996, an increase of $389,628 or 24%. This increase was primarily a result of the reclassification of $492,663 of notes receivable from long term assets to current assets on the Company's balance sheets. The notes receivable become due the first quarter of 1998.
This increase was partially offset by decreases in other working capital account categories during the quarter ended March 31, 1997. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

         Cash equivalents at March 31, 1997 were $194,615 compared to $555,204 on December 31, 1996, a decrease of $360,589 or 65%. This decrease in the cash equivalent balance was primarily the result of the Company's net loss for the period ended March 31, 1997, decreases in accounts payable and accrued expense balances, and to increases in inventory totals.


PART II.  OTHER INFORMATION
--------  -----------------

         No material matter occurred during the quarter ended March 31, 1997 that requires disclosure in Part II of the Quarterly Report on Form 10-QSB.

================================================================================



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LASER CORPORATION

Date:   May 14, 1997                      /s/ B. Joyce Wickham
     ----------------------              ------------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   May 14, 1997                      /s/ Reo K Larsen
     ----------------------              ------------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================