Form 10QSB
period 1997-06-30
LASER CORP
filed 1997-08-14
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

================================================================================

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                       or

  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________to_______________

                         Commission File Number 0-13316

                               LASER CORPORATION
    ---------------------------------------------------------------------
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

                                 (801) 972-1311
    ---------------------------------------------------------------------
              (Issuer's telephone number, including area code)

                                 Not Applicable
    ---------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X        No
                                   ---           ---
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, .05 Par Value --  682,088 shares as of June 30, 1997

================================================================================


                                     INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 1997 and December 31, 1996

            Consolidated Statements of Operations - Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

            Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996

            Notes to Consolidated Financial Statements - June 30, 1997


Item 2.     Management's Discussion and Analysis



PART II.    OTHER INFORMATION
--------    -----------------

Item 4.     Submission of Matters to a Vote of Security Holders




SIGNATURES
----------

================================================================================


PART I. FINANCIAL INFORMATION
Item 1.

                       LASER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,       December 31,
ASSETS                                              1997             1996
                                                  Unaudited
CURRENT ASSETS                                   -----------     -----------
                                                 [C]             [C]
  Cash and cash equivalents                      $   297,630     $   555,204

  Receivables:
    Trade receivables, net                           761,085         568,819
    Other                                              2,831           3,319
                                                 -----------     -----------
                                                     763,916         572,138

  Inventories:
    Raw materials                                    903,660         756,930
    Work in process                                  622,134         468,573
    Finished Goods                                    62,227          63,500
                                                 -----------     -----------
                                                   1,588,021       1,289,003

  Notes Receivable - current portion                 632,573         176,284


  Other current assets                                38,572          34,829
                                                 -----------     -----------
       Total Current Assets                        3,320,712       2,627,458

NOTES RECEIVABLE LESS CURRENT PORTION                   ---          534,308

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                        1,398,868       1,389,535
  Leasehold improvements                             617,656         612,260
                                                 -----------     -----------
                                                   2,016,524       2,001,795
  Less accumulated depreciation
    and amortization                              (1,823,756)     (1,779,865)
                                                 -----------     -----------
                                                     192,768         221,930

OTHER ASSETS                                         119,292          62,996
                                                 -----------     -----------
                                                 $ 3,632,772     $ 3,446,692
                                                 ===========     ===========







          See accompanying notes to consolidated financial statements

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                  June 30,       December 31,
                                                    1997            1996
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)
                                                 -----------     -----------

CURRENT LIABILITIES                               [C]             [C]
    Trade accounts payable                        $  935,828      $  696,133
    Accrued expenses                                 183,697         177,363
    Accrued warranty expense                         115,000         100,000
                                                 -----------     -----------
       Total Current Liabilities                   1,234,525         973,496


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common Stock, $.05 par value;
      Authorized Shares - 2,000,000
      Issued Shares - 682,088
      Outstanding Shares - 682,088                    34,105          34,105
    Additional paid-in capital                       701,537         701,537
    Retained earnings                              1,762,605       1,837,554
    Treasury stock, at cost                         (100,000)       (100,000)
                                                 -----------     -----------

       Total Stockholders' Equity                  2,398,247       2,473,196
                                                 -----------     -----------

                                                 $ 3,632,772     $ 3,446,692
                                                 ===========     ===========




















          See accompanying notes to consolidated financial statements

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Three months ended         Six months ended
                            -----------------------   -----------------------
                             June 30,     June 30,     June 30,     June 30,
                               1997         1996         1997         1996
                            ----------   ----------   ----------   ----------
REVENUES:                   [C]          [C]          [C]          [C]
  Net sales                 $1,440,194   $  886,131   $2,420,585   $1,747,636
  Interest and other income     13,521       23,917       29,300       47,770
                            ----------   ----------   ----------   ----------
                             1,453,715      910,048    2,449,885    1,795,406
COSTS AND EXPENSES:
  Cost of products sold      1,049,013      709,583    1,829,016    1,419,180
  Selling, general
    and administrative         193,602      138,706      382,687      278,422
  Research and development      99,143      158,925      269,384      312,916
  Royalties                     26,462       16,377       43,171       30,747
  Interest                          76          541           76        1,351
                            ----------   ----------   ----------   ----------
                             1,368,296    1,024,132    2,524,334    2,042,616
                            ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS
  BEFORE INCOME TAXES           85,419     (114,084)     (74,449)    (247,210)

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT             (500)        ---          (500)       ---
                            ----------   ----------   ----------   ----------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS         84,919     (114,084)     (74,949)    (247,210)

INCOME FROM DISCONTINUED
  OPERATIONS                      ---          ---          ---          ---
                            ----------   ----------   ----------   ----------

NET INCOME (LOSS)           $   84,919   $ (114,084)  $  (74,949)  $ (247,210)
                            ==========   ==========   ==========   ==========

NET INCOME (LOSS) PER SHARE
  CONTINUING OPERATIONS     $      .12   $     (.17)  $    ( .11)  $     (.36)
                            ==========   ==========   ==========   ==========

NET INCOME PER SHARE
  DISCONTINUED OPERATIONS   $     ---    $     ---    $     ---    $     ---
                            ==========   ==========   ==========   ==========

NET INCOME PER SHARE        $      .12   $     (.17)  $    ( .11)  $     (.36)
                            ==========   ==========   ==========   ==========

Average number of shares of
  Common Stock outstanding     701,000      682,000      682,000      682,000
                            ==========   ==========   ==========   ==========


          See accompanying notes to consolidated financial statements

================================================================================


                       LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)

                                                       1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:               ----------     ----------
                                                    [C]            [C]
  Net income (loss)                                 $  (74,949)    $ (247,210)


  Adjustments to reconcile net income (loss) to net
    cash provided from (used in) operating activities:
      Depreciation and amortization                     43,891         54,733
  (Increase) decrease in assets:
      Net receivables                                 (191,778)      (147,564)
      Inventories                                     (299,018)        24,068
      Other current assets                              (3,743)        (7,831)
      Other assets                                     (56,296)         1,302
  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses      261,029          6,458
                                                    ----------     ----------
      Net Cash Used in Operating Activities           (320,864)      (316,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (14,729)       (12,018)
  Payments received on long term notes                  78,019         80,851
                                                    ----------     ----------
Net Cash Provided from Investing Activities             63,290         68,833

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                             ---         (19,628)
                                                    ----------     ----------

Net Cash Used in Financing Activities                     ---         (19,628)
                                                    ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (257,574)      (266,839)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              555,204        936,370
                                                    ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  297,630     $  669,531
                                                    ==========     ==========











          See accompanying notes to consolidated financial statements

================================================================================


                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 June 30, 1997


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS

     Certain 1996 financial statement amounts have been reclassified to conform to 1997 presentations. These amounts were not material reclassifications.


NOTE C - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net income (loss) per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of the Company's stock options considered to be dilutive common stock equivalents, determined using the treasury stock method. Fully diluted earnings per share are the same as earnings per share for the three months ended June 30, 1997. For all other accounting periods, fully diluted earnings are antidilutive, and accordingly, are not presented.

================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 1997.

     Net sales for the three months ended June 30, 1997 were $1,440,194 as compared to $886,131 for the same period in 1996, an increase of $554,063 or 63%. This increase was primarily a result of increased laser product and service sales to the Company's major original equipment manufacturer ("OEM") customers. Sales to this consolidated group increased by 119% when compared to the same period in 1996. This increase was partially offset by a decrease in product and service sales to all other customers of 10%. The Company believes that the increase in net sales resulted from the normal quarter to quarter variations in product and service orders received from its OEM customers. OEM customer orders are based in part on the end-user demand for customer products which use or incorporate the Company's products and services.

     Cost of products sold as a percent of Company net sales were 73% for the three months ended June 30, 1997 as compared to 80% for the same period in 1996, a decrease of 7%. This decrease was primarily the result of decreases in labor and overhead cost percentages due to the increase in net sales.

     Selling, general, and administrative expenses for the three months ended June 30, 1997 were $193,602 as compared to $138,706 for the same period in 1996, an increase of $54,896 or 40%. This increase was primarily the result of pre-market advertising and other "start up" related costs of the Company's new dermatologic and ophthalmic medical products.

     Research and development expenditures for the three months ended June 30, 1997 were $99,143 as compared to $158,925 for the same period in 1996, a decrease of $59,782 or 38%. This decrease was primarily a result of the Company's decision to narrow its current engineering focus to that of laser-based dermatology and ophthalmic medical systems and to a lesser extent the product needs of certain of its OEM customers.

     As a result of the increase in net sales, the decrease in the cost of goods sold as a percentage of net sales, the decrease in research and development expenditures which were partially offset by increases in costs relating to the introduction of the Company's medical products, the Company recognized net income for the three months ended June 30, 1997 of $84,919 or $.12 per share. This compares to a net loss of $114,084 or $.17 per share for the same period of 1996, an improvement of $199,003.

================================================================================


Six months ended June 30, 1997.

     Net sales for the six months ended June 30, 1997 were $2,420,585 as compared to $1,747,636 for the same period in 1996, an increase of $672,949 or 39%. This increase was primarily a result of increased laser product and service sales to the Company's major original equipment manufacturer ("OEM") customers. Sales to this consolidated group increased by 73% when compared to the same six month period in 1996. This increase was partially offset by a 20% decrease in product and service sales to all other customers. The
Company believes that the increase in net sales resulted from the normal quarter to quarter variations in product and service orders received from its OEM customers. OEM customer orders are based in part on the end-user demand for customer products which use or incorporate the Company's products and services.

     Cost of products sold as a percent of Company net sales were 76% for the six months ended June 30, 1997 as compared to 81% for the same period in 1996, a decrease of 5%. This decrease was primarily the result of decreases in labor and overhead cost percentages due to the increase in net sales.

     Selling, general, and administrative expenses for the six months ended June 30, 1997 were $382,687 as compared to $278,422 for the same period in 1996, an increase of $104,265 or 37%. This increase was primarily the result of pre-market advertising and other "start up" related costs of the Company's new dermatologic and ophthalmic medical products.

     Research and development expenditures for the six months ended June 30, 1997 were $269,384 as compared to $312,916 for the same period in 1996, a decrease of $43,532 or 14%. This decrease was primarily a result of the Company's decision to narrow its current engineering focus to that of laser-based dermatology and ophthalmic medical systems and to a lesser extent the product needs of certain of its OEM customers.

     As a result of the increase in net sales, the decrease in the cost of goods sold as a percentage of net sales, the decrease in research and development expenditures which were partially offset by increases in costs relating to the introduction of the Company's medical products, the Company recognized a net loss for the six months ended June 30, 1997 of $74,949 or $.11 per share. This compares to a net loss of $247,210 or $.36 per share for the same period of 1996, an improvement of $172,261.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On June 30, 1997, the Company had working capital of $2,086,187 as compared to $1,653,962 at December 31, 1996, an increase of $432,225 or 26%. This increase was primarily a result of the reclassification of $492,663 of notes receivable from long term assets to current assets on the Company's balance sheets. The notes receivable become due the first quarter of 1998. This increase was partially offset by decreases in other working capital account categories during the quarter ended June 30, 1997. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

================================================================================

     Cash equivalents at June 30, 1997 were $297,630 compared to $555,204 on December 31, 1996, a decrease of $257,574 or 46%. This decrease in the cash equivalent balance was primarily the result of the Company's net loss for the period ended June 30, 1997 and to increases in the accounts receivable and inventory balances in excess of the increase in accounts payable and accrued expense balances.



PART II.  OTHER INFORMATION
--------  -----------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's Annual Meeting of Shareholders was held May 21, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholders:

     (1) Election of three (3) directors
     (2) Approve selection of Tanner + Co. as the independent certified public accountants of the Company for the fiscal year ending December 31, 1997.


     The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, were as follows:

     PROPOSAL 1: ELECTION OF DIRECTORS:

                                      Withhold                  Broker
                            For       Authority   Abstention  Non-Voters
                          -------     ---------   ----------  ----------
                         [C]           [C]        [C]           [C]
     B. Joyce Wickham     449,991       4,983        ---         6,422

     Rod O. Julander      450,071       4,903        ---         6,422

     Mark L. Ballard      450,071       4,903        ---         6,422


     PROPOSAL 2: APPROVE SELECTION OF TANNER + CO.:

                            For       Against    Abstention   Non-Voters
                          -------     -------    ----------   ----------
                         [C]          [C]          [C]         [C]
                          448,471      5,823        680         6,422

================================================================================


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          LASER CORPORATION

Date:   August 12, 1997                   /s/ B. Joyce Wickham
        ---------------                   -------------------------
                                          B. Joyce Wickham
                                          President, Chief Executive Officer
                                          Treasurer and Director


Date:   August 12, 1997                   /s/ Reo K Larsen
        ---------------                   -------------------------
                                          Reo K Larsen
                                          General Accounting Manager

================================================================================