Form 10QSB
period 1997-09-30
LASER CORP
filed 1997-11-14
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

================================================================================
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       or

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ---------------

                         Commission File Number 0-13316

                                LASER CORPORATION
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Utah                                    87-0395567
       ------------------------                  ------------------------
       (State of Incorporation)                     (I.R.S. Employer
                                                   Identification No.)
        1832 South 3850 West
         Salt Lake City, UT                               84104
       ------------------------                  ------------------------
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

                          Yes   X        No
                               ---      ----
     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, .05 Par Value -- 682,088 shares as of September 30,
     1997.

================================================================================
                                     INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - September 30, 1997 and December 31,
            1996

            Consolidated Statements of Operations - Three months ended September 30, 1997 and 1996; Nine months ended September 30, 1997 and 1996

            Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996

            Notes to Consolidated Financial Statements - September 30, 1997


Item 2.     Management's Discussion and Analysis



PART II.    OTHER INFORMATION
--------    -----------------




SIGNATURES
----------

================================================================================

PART I.     FINANCIAL INFORMATION
Item 1.

                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
ASSETS                                                1997            1996
                                                    Unaudited
                                                  -------------   -------------
CURRENT ASSETS                                    [C]             [C]
  Cash and cash equivalents                       $    259,026    $    555,204

  Receivables:
    Trade receivables, net                             641,694         568,819
    Other                                                2,581           3,319
                                                  -------------   -------------
                                                       644,275         572,138

  Inventories:
    Raw materials                                      975,299         756,930
    Work in process                                    466,684         468,573
    Finished Goods                                     142,761          63,500
                                                  -------------   -------------
                                                     1,584,744       1,289,003

  Notes Receivable - current portion                   592,455         176,284


  Other current assets                                  37,902          34,829
                                                  -------------   -------------
        Total Current Assets                         3,118,402       2,627,458

NOTES RECEIVABLE LESS CURRENT PORTION                     ---          534,308

EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,449,383       1,389,535
  Leasehold improvements                               617,656         612,260
                                                  -------------   -------------
                                                     2,067,039       2,001,795
  Less accumulated depreciation
    and amortization                                (1,847,582)     (1,779,865)
                                                  -------------   -------------
                                                       219,457         221,930

OTHER ASSETS                                           132,061          62,996
                                                  -------------   -------------

                                                  $  3,469,920    $  3,446,692
                                                  =============   =============




           See accompanying notes to consolidated financial statement

================================================================================

                       LASER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                  September 30,   December 31,
                                                      1997            1996
LIABILITIES AND STOCKHOLDERS' EQUITY               (Unaudited)
                                                  -------------   -------------

CURRENT LIABILITIES                               [C]             [C]
    Trade accounts payable                        $    708,792    $    696,133
    Accrued expenses                                   216,640         177,363
    Accrued warranty expense                           130,000         100,000
                                                  -------------   -------------
       Total Current Liabilities                     1,055,432         973,496


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common Stock, $.05 par value;
       Authorized Shares - 10,000,000
       Issued Shares - 682,088
       Outstanding Shares - 682,088                     34,105          34,105
    Additional paid-in capital                         701,537         701,537
    Retained earnings                                1,778,846       1,837,554
    Treasury stock, at cost                           (100,000)       (100,000)
                                                  -------------   -------------
       Total Stockholders' Equity                    2,414,488       2,473,196
                                                  -------------   -------------

                                                  $  3,469,920    $  3,446,692
                                                  =============   =============



















           See accompanying notes to consolidated financial statements

================================================================================
                       LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                               Three months ended          Nine months ended
                            ------------------------   ------------------------
                             Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                               1997         1996           1997        1996
                            -----------  -----------   -----------  -----------


REVENUES:                   [C]          [C]           [C]          [C]
  Net sales                 $1,261,847   $  807,992    $3,682,432   $2,555,629
  Interest and other income     12,092       21,656        41,392       69,426
                            -----------  -----------   -----------  -----------
                             1,273,939      829,648     3,723,824    2,625,055

COSTS AND EXPENSES:
  Cost of products sold        942,430      682,917     2,771,446    2,102,097
  Selling, general
    and administrative         181,604      170,718       564,291      449,140
  Research and development     104,103      150,457       373,487      463,374
  Royalties                     29,561       16,308        72,732       47,056
  Interest                         -          1,176            76        2,526
                            -----------  -----------   -----------  -----------
                             1,257,698    1,021,576     3,782,032    3,064,193
                            -----------  -----------   -----------  -----------
INCOME (LOSS)
  BEFORE INCOME TAXES           16,241     (191,928)      (58,208)    (439,138)

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT              -            555          (500)         555
                            -----------  -----------   -----------  -----------

NET INCOME (LOSS)           $   16,241   $ (191,373)   $  (58,708)  $ (438,583)
                            ===========  ===========   ===========  ===========


NET INCOME (LOSS) PER SHARE $      .02   $     (.28)   $    ( .09)  $     (.64)
                            ===========  ===========   ===========  ===========

Average number of shares of
  Common Stock outstanding     710,000      682,000       682,000      682,000
                            ===========  ===========   ===========  ===========











           See accompanying notes to consolidated financial statements

================================================================================
                       LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)
                                                       1997           1996
                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
                                                    [C]            [C]
  Net loss                                          $  (58,708)    $ (438,583)

  Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                     67,717         81,377

  (Increase) decrease in assets:
      Net receivables                                  (72,137)      (108,132)
      Inventories                                     (295,741)       (13,632)
      Other current assets                              (3,073)       (11,415)
      Other assets                                     (69,065)         1,302

  Increase in liabilities:
      Trade accounts payable and accrued expenses       81,936         21,072
                                                    -----------    -----------
Net Cash Used in Operating Activities                 (349,071)      (468,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  (65,244)       (12,018)
  Payments received on long term notes                 118,137        117,375
                                                    -----------    -----------
Net Cash Provided from Investing Activities             52,893        105,357

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt and
    capital lease obligations                            ---          (23,410)
                                                    -----------    -----------

Net Cash Used in Financing Activities                    ---          (23,410)
                                                    -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                 (296,178)      (386,064)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              555,204        936,370
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $  259,026     $  550,306
                                                    ===========    ===========







           See accompanying notes to consolidated financial statements

================================================================================
                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 1997


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS

     Certain 1996 financial statement amounts have been reclassified to conform to 1997 presentations. These amounts were not material reclassifications.


NOTE C - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Net income (loss) per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of the Company's stock options considered to be dilutive common stock equivalents, determined using the treasury stock method. Fully diluted earnings per share are the same as earnings per share for the three months ended September 30, 1997. For all other accounting periods, fully diluted earnings are antidilutive, and accordingly, are not presented.

================================================================================
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1997.

     Net sales for the three months ended September 30, 1997 were $1,261,847 as compared to $807,992 for the same period in 1996, an increase of $453,855 or 56%. This increase was primarily a result of increased laser product and service sales to the Company's major original equipment manufacturer ("OEM") customers. Sales to this consolidated group increased by $504,853 or 110% when compared to the same period in 1996. This increase was partially offset by a decrease in product and service sales to all other customers of $50,998 or 15%. The Company believes that the increase in net sales resulted from the normal quarter to quarter variations in product and service orders received from its OEM customers. OEM customer orders are based in part on the end-user demand for customer products which use or incorporate the Company's products and services.

     The Company's cost of products sold as a percent of net sales were 75% for the three months ended September 30, 1997 as compared to 85% for the same period in 1996, a decrease of 10%. This decrease was primarily a result of the 56% increase in sales while labor and overhead costs increased by only 15%

     Selling, general, and administrative expenses for the three months ended September 30, 1997 were $181,604 as compared to $170,718 for the same period in 1996, an increase of $10,886 or 6%. This increase was primarily the result of market advertising and other start-up related costs of the Company's new dermatologic and ophthalmic medical products.

     Research and development expenditures for the three months ended September 30, 1997 were $104,103 as compared to $150,457 for the same period in 1996, a decrease of $46,354 or 31%. This decrease was primarily a result of the Company's decision to narrow its current engineering focus to that of laser-based dermatology and ophthalmic medical systems and to a lesser extent the product needs of certain of its OEM customers.

     The Company recognized net income for the three months ended September 30, 1997 of $16,241 or $.02 per share. This compares to a net loss of $191,373 or $.28 per share for the same period of 1996, an improvement of $207,614. This improvement was a result of the increase in net sales, a decrease in research and development expenditures and a decrease in the cost of goods sold percentage. These factors were partially offset by increased start-up costs relating to the introduction of the Company's medical products.

================================================================================
Nine months ended September 30, 1997.

     Net sales for the nine months ended September 30, 1997 were $3,682,432 as compared to $2,555,629 for the same period in 1996, an increase of $1,126,803 or 44%. This increase was primarily a result of increased laser product and service sales to the Company's major original equipment manufacturer ("OEM") customers. Sales to this consolidated group increased by $1,303,916 or 84% when compared to the same nine month period in 1996. This increase was partially offset by a $177,113 or 18% decrease in product and service sales to all other customers. The Company believes that the increase in net sales resulted from the normal quarter to quarter variations in product and service orders received from its OEM customers. OEM customer orders are based in part on the end-user demand for customer products which use or incorporate the Company's products and services.

     The Company's cost of products sold as a percent of net sales were 75% for the nine months ended September 30, 1997 as compared to 82% for the same period in 1996, a decrease of 7%. This decrease was primarily a result of the 44% increase in sales while labor and overhead costs increased by only 12%

     Selling, general, and administrative expenses for the nine months ended September 30,1997 were $564,291 as compared to $449,140 for the same period in 1996, an increase of $115,151 or 26%. This increase was primarily the result of market advertising and other start-up related costs of the Company's new dermatologic and ophthalmic medical products.

     Research and development expenditures for the nine months ended September 30, 1997 were $373,487 as compared to $463,374 for the same period in 1996, a decrease of $89,887 or 19%. This decrease was primarily a result of the Company's decision to narrow its current engineering focus to that of laser-based dermatology and ophthalmic medical systems and to a lesser extent the product needs of certain of its OEM customers.

     The Company recognized a net loss for the nine months ended September 30, 1997 of $58,708 or $.09 per share. This compares to a net loss of $438,583 or $.64 per share for the same period of 1996, an improvement of $379,875. This improvement was a result of the increase in net sales, a decrease in research and development expenditures and to a decrease in the cost of goods sold percentage. These factors were partially offset by increased start-up costs relating to the introduction of the Company's medical products.

================================================================================
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On September 30, 1997, the Company had working capital of $2,062,970 as compared to $1,653,962 at December 31, 1996, an increase of $409,008 or 25%. This increase was primarily a result of the reclassification of $492,663 of Notes receivable from long term assets to current assets on the Company's balance sheets. The notes receivable become due the first quarter of 1998.
This increase was partially offset by decreases in other working capital account categories during the quarter ended September 30, 1997. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

     Cash equivalents at September 30, 1997 were $259,026 compared to $555,204 on December 31, 1996, a decrease of $296,178 or 53%. This decrease in the cash equivalent balance was primarily the result of the Company's net loss for the period ended September 30, 1997 and to increases in inventory balances. These factors are both primarily the result of costs associated with the development of the Company's new medical products.



PART II.  OTHER INFORMATION
--------  -----------------

================================================================================




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LASER CORPORATION

Date:    November 14, 1997               /s/ B. Joyce Wickham
      -----------------------            -----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:    November 14, 1997               /s/ Reo K Larsen
      -----------------------            -----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================