Form 10KSB
period 1997-12-31
LASER CORP
filed 1998-03-30
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10-KSB AND CONTAINS THE ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended                 December 31, 1997
                         -------------------------------------------------------
Commission File No.                       0-13316
                   -------------------------------------------------------------
                               LASER CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


              Utah              		                         87-0395567
--------------------------------                --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


1832 South 3850 West, Salt Lake City, Utah                     84104
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:         (801) 972-1311
                                               ---------------------------------
Securities registered under Section 12(b) of the Exchange Act:

    	  Title of each class                          Name of each exchange on
                               						          	        which registered

            (None)                                            (None)
------------------------------                    ------------------------------
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

Issuer's revenues for its most recent fiscal year.          $5,126,308
                                                  ------------------------------

As of March 16, 1998, 854,549 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon closing price of $3.625 per share of these shares on March 25, 1998) was approximately $2,070,441.

                    Documents Incorporated by Reference:
Proxy Statement for May 28, 1998 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1997. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period (Part III of this report).

================================================================================

                                     PART I


ITEM 1. BUSINESS
----------------

     During 1997, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing laser products through its wholly-owned subsidiary, American Laser Corporation and in the business of designing and marketing medical laser systems through its wholly-owned subsidiary, American Laser Medical, Inc.

     Laser Corporation is a Utah corporation organized on January 12, 1983. Unless the context indicates otherwise, all references to the "Company" include Laser Corporation and its subsidiaries.

     American Laser Corporation ("American Laser") was incorporated in June 1970 and became a wholly-owned subsidiary of Laser Corporation in August 1984. American Laser designs, manufactures, markets and services lasers and related laser systems which are purchased primarily by original equipment manufacturers ("OEM"). These OEMs then manufacture equipment that incorporates the lasers as component parts.

     In June 1996, the Company established two developmental stage subsidiaries, American Laser Medical, Inc.("ALM") and American Laser Software, Inc. ("ALS") to develop and market retail medical products. ALM designs and markets medical laser systems for the dermatological and ophthalmic marketplace. ALS was established to develop and market SIMULEYES, an ophthalmic educational devise, and PAIS, a computerized, high resolution digital image patient care file. Initial premarketing tests of the SIMULEYES and PAIS systems did not generate the market interest anticipated. Accordingly, the Company is not presently pursuing further marketing efforts with these products.

     The Company's 1997 Annual Meeting of Stockholders was held on May 21, 1997. At that meeting, the proposed slate of Directors was elected.


     Laser Products and Medical Laser Systems
     ----------------------------------------

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

================================================================================

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

     The Company manufacturers argon, krypton/argon and krypton lasers with a variety of power outputs and other performance specifications, often customized to the requirement of the customer's application. The Company's laser products are used in confocal microscopes, retinal photocoagulators in ophthalmology, laser printers, dentistry, entertainment and display, research and development, and other commercial and medical applications. The Company also purchases a diode pumped solid state laser from an unaffiliated supplier for use in certain models of its medical laser systems.

     During 1997, the Company continued its expansion into the retail medical marketplace. The Company has developed or is in the process of developing new medical products including the NuvoLase 640 and NuvoLase 532 medical laser systems for dermatological procedures for the treatment of vascular and pigmented lesions, and the NuvoLase 700 series of ophthalmic medical laser systems for use in retinal and macular photocoagulation and trabeculoplasty.

     The Company normally conducts quality tests on its laser products and medical laser systems prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although warranty terms, or the level of warranty coverage and the warranty period, are subject to negotiation. Currently, the Company also offers a standard warranty period of two years on one model of its medical laser systems. Three of the largest OEM customers of the Company have modified warranty terms and warranty periods. Company A has an operating hour or calendar warranty period, whichever expires first. The calendar warranty period exceeds one year on certain models. Company B has a warranty period which exceeds one year. Company C has warranty periods which vary from "good on delivery" for component parts to one year for certain laser products. At December 31, 1997, the reserve for anticipated warranty expenses for Company products which had been sold as of that date was $160,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The Company's laser products are generally returned for service or repair to the Company at its Salt Lake City, Utah, facility, while the Company's medical laser systems are serviced and repaired either at their point of use, at the applicable distributor's facility, or at the Company's Salt Lake City, Utah, facility.

     Service sales is a term used internally by the Company for the repair or refurbishment of customer-owned laser products. Service and repair typically entails the replacement, repair or refurbishment of component parts comprising the laser products or sub-assemblies.

================================================================================

     Sales and Marketing
     -------------------
	  Laser Products

     In the past, essentially all of the Company's sales have been to OEM customers. OEM customers manufacture equipment of which the Company's laser products are a component part. As each OEM customer has unique needs and product requirements, the Company markets its laser products and services directly by executive personnel, engineering and sales management.

     The Company sells or has sold laser products to over 100 customers worldwide. For the year ended December 31, 1997, three companies accounted for over 10% of the Company's sales. Company A, B, and C accounted for 29%, 22% and 20%, respectively, of the Company's 1997 sales. For the year ended December 31, 1996, two companies accounted for over 10% of the Company's sales. Company A and B accounted for 30% and 20%, respectively, of the 1996 sales.

     Customers typically fulfill their laser product requirements by placing purchase orders with the Company which are generally filled and shipped within the customer's requested delivery schedule. Laser product sales to and purchase orders received from customers typically can be expected to fluctuate in part due to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in end user demand for customer products which use or incorporate the Company's laser products, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors. The Company's backlog of new product and service orders for its laser products and medical laser systems as of December 31, 1997 was approximately $1,680,000, as compared to approximately $683,000 on December 31, 1996. Based on past experience, the Company anticipates that substantially all of its unfilled orders for laser products will be delivered in 1998.

     For many years, the Company has been and remains substantially dependent upon a limited number of OEM customers for sales of its laser products and service sales. The Company believes that future sales of its laser products and service sales will depend upon its ability to attract and maintain a variety of volume OEM customers requiring its laser products. However, there can be no assurance that the Company will be successful in these efforts, or that its competitors, customers or others will not introduce products or technologies superior to those of the Company or produce comparable products at lower prices, in which case the Company's business could be adversely affected. In addition, rapid technological advances made by competitors, customers, or others could make the product lines obsolete. Also, overall customer demand for laser products and sub-assemblies may decrease as a result of their replacement by superior, alternative, or lower cost products and technologies.

    	The Company typically invoices its laser product customers upon product shipment. Payment on approved credit terms is generally due in 30 days after date of invoice, but such terms can vary, especially in the case of foreign sales. Collection of trade accounts receivable typically occurs within 30 to 60 days after invoice.

================================================================================

	  Medical Laser Systems

     Management has recently expanded the Company's business into dermatological and ophthalmic medical laser systems. The Company commenced the production and sale of its NuvoLase 532 medical laser system for dermatology in October 1997, and for the year ended December 31, 1997, such sales accounted for 3.4% of the Company's sales. The Company is in a pre-market, finish development stage of its initial ophthalmic products. Working prototypes are being completed, and the Company has applied for and received classification of its ophthalmic devices from the Food and Drug Administration ("FDA") of the United States Department of Health and Human Services which permits the Company to begin marketing such devices in the ophthalmic marketplace. The Company has begun attending trade conventions to generate initial interest. The Company anticipates, but cannot guarantee, that sales of its ophthalmic products will commence in 1998. In addition to the use of advertising in trade publications, direct mail advertising and attendance at medical conventions and workshops, the Company is now using sales agents, distributors and strategic partners to market and sell its medical laser systems. The Company has qualified its initial sales agents, distributors and strategic partners for its medical laser systems and is now in the process of identifying additional qualified sales agents, distributors and strategic partners in the United States and internationally.

    	The Company typically invoices the retail purchaser of its medical laser systems on a 10% down, balance due on delivery/installation, but such terms can vary. Payment on approved credit terms to distributors and strategic partners is generally net 30 days after date of invoice, but such terms can vary. Collection of trade accounts receivable typically occurs within 30 to 45 days.


	Foreign Sales
 -------------

     The Company sells a majority of its laser products to customers in Europe and other foreign countries. The Company's two largest customers for laser products in 1997 were foreign customers. Foreign sales to Customer A and Customer B accounted for approximately 25% and 22% respectively, of the total laser products sales during 1997. Total sales to all foreign customers accounted for approximately 64% of the Company's total laser products sales. (See Note 12 to Consolidated Financial Statements for further discussion).


     Manufacturing and Suppliers
     ---------------------------

     The Company relies upon unaffiliated suppliers for components used in the fabrication of its laser products. For most components, the Company is not dependent upon any one particular supplier, and with the exception of certain deliveries of acceptable optical components on a timely basis, has not experienced significant delays in obtaining components. Currently, certain components utilized in the manufacture of the products are available from a limited number of suppliers. The Company believes that its operations could be adversely affected in the event that it is unable to obtain components on a timely basis from these suppliers.

================================================================================

     The Company relies upon unaffiliated suppliers for subassemblies and components used in the fabrication of its medical laser systems. For many subassemblies and components, the Company is dependent upon on one particular supplier. The Company has experienced problems with certain subassemblies meeting the reliability criteria required for use in the Company's medical laser systems as well as deliveries on a timely basis. The Company believes that its operations have been and could in the future be adversely affected in the event that it is unable to obtain acceptable subassemblies and components on a timely basis from these suppliers.

    	The Company maintains an inventory of laser components and medical laser system subassemblies and components as well as a minimal level of finished goods. The Company generally manufactures its products in response to customer orders.

     Net of inventory reserves, the Company's raw material inventory at December 31, 1997 was $1,041,832, work in process inventory was $597,356, and the remaining $108,586 was finished goods inventory.


     Competition
     -----------

     The laser products and medical laser systems markets are complex and fragmented as a result of the specialized nature of laser products and medical laser systems and the various applications required by purchasers. Rapid technological advances and intense competition are characteristic of the laser products and medical laser systems industries. The Company is subject to the risk that its competitors or certain of its customers may introduce products or technologies which are superior to those of the Company or produce products at lower prices, which could make its products obsolete. The Company is also subject to the risk that customer products which incorporate its lasers products may become obsolete or may be redesigned, eliminating the need for its products. The principal competitive factors for its OEM laser products are technology, price, service, quality, performance and ability to meet customer specifications. The principal competitive factors for medical laser systems are the product's technological capabilities and proven clinical ability, price, service, quality, and scope of regulatory approval.

     Future sales are in a large part dependent on the success of the introduction of new or improved laser products and medical laser systems and on the Company's ability to become and remain competitive in the medical marketplace. In addition, future laser products sales are dependent on the Company's OEM customers remaining competitive in their marketplace.

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

     Certain of the Company's current or future competitors have substantially greater financial, technical, manufacturing, marketing and other resources as

================================================================================

well as a broader range of products than the Company. There can be no assurance that competition will not adversely affect the Company's business, results of operations, or ability to maintain or increase it market share which could be adversely affected.


     Patents, Licenses and Trade Secrets
     -----------------------------------

     Although the Company owns certain domestic patents relating to laser technology, the Company believes that the ownership of patents is not essential to its current OEM laser products operations. However, the Company's future success may depend, in part, on its ability to operate and introduce new products without infringing on the rights of third parties.

     The Company entered into a license agreement in March 1989 with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents.

    	The Company believes, but can give no assurance, that the supplier of its diode pumped solid state laser, which is used in certain of its medical laser products, is adequately and appropriately licensed to manufacture and sell such devices.

     Government Regulation
     ---------------------

     Laser products manufactured by the Company are subject to the requirements
of the Center for Devices and Radiological Health ("CDRH") of the FDA.   The
CDRH is the Federal government body primarily responsible for the regulation and administration of laser technology and related products. The CDRH has issued laser radiation safety regulations which require certain laser manufacturers and end users to file new product and annual reports, to maintain records of sales and quality control results, conduct proper testing, and to incorporate certain design and operating features, including warning labels and protective devices in all lasers sold to end users. The regulations required generally do not apply to OEM laser products which are incorporated as components in laser-based end products.

     During 1997 the Company introduced new medical laser systems with applications in the fields of dermatology and ophthalmology. These lasers manufactured by the Company are regulated as medical devices by the FDA and the CDRH under the federal Food, Drug and Cosmetic Act. As such, these devices require premarket approval by the FDA prior to commercialization. The FDA classifies medical devices in commercial distribution into one of three classes:
Class I, II or III. This classification is based on the control the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devises. The Company's laser based medical products are classified as Class II devices. If a manufacturer of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class II medical device the manufacturer may seek FDA clearance for the device by filing a submission of a premarket notification to the CDRH, Office of Device Evaluation, in accordance with Section 510(k) of the federal Food, Drug, and Cosmetic Act.

================================================================================

     The Company submitted the required Section 510(k) premarket notification to the FDA and the CDRH seeking classification of both its argon gas and diode pumped solid state laser systems for ophthalmic and dermatological applications and received its 510(k) clearance to market these systems.

     The Company and its medical products manufactured pursuant to a 510(k) premarket clearance notification, are or will be subject to continuing regulation by the FDA and must comply with all applicable requirements of the FDA on an ongoing basis. The federal Food, Drug, and Cosmetic Act also requires the Company to manufacture its products in registered establishments and in accordance with the Quality System Requirements of the Current Good Manufacturing Practices (CGMP), 21 CFR 820 (Technical equivalent to the ISO 9001 & ISO/DIS 13485). The Company's facilities in the United States are subject to periodic inspections by the FDA.

     Certain of the Company's products manufactured and sold in foreign countries are required to comply with the European Community's Medical Device Directive ("MDD") (93/42/EEC), by June 1998, and the emissions and immunity requirements (EN 55011, EN 50082, and EN 50082-2, respectively) set forth by the European Community under the requirements of the Electromagnetic Compatibility ("EMC") Directive (89/336/EEC). In addition, certain manufactured products are also required to comply with the Electrical Safety Standard, IEC 825-1:93. The Company has received its applicable certification of compliance on a number of its products and others are currently in process.

     The above Directives also require the Company to manufacture its products in registered establishments and in accordance with the harmonized quality system standards (ISO 9000 series). The compliance to such standards is determined by audit from a "notified" body and through periodic surveillance.

     Although the Company believes that it currently complies and will continue to comply with the applicable regulations, such regulations are always subject to change. Regulations such as ISO 9000 require a more difficult and time consuming level of compliance and therefore the Company cannot assure that it will meet all these regulations in a timely manner. In addition there can be no assurance that future changes in law, regulations, review guidelines, administrative interpretations by the FDA, any international governing agency or other regulatory bodies will not adversely affect the Company.


     Product Development
     -------------------

     The Company continues to be engaged in the development of medical laser systems and laser products. In 1997, the Company's narrowed its engineering focus to that of laser-based dermatological and ophthalmic medical systems and to a lesser extent to the product needs of certain of its OEM laser products customers.

     The Company spent $511,544 in 1997 and $605,585 in 1996 on research and development activities.

================================================================================

     Insurance
     ---------

     The Company carries product liability insurance on its laser products and medical laser systems to a maximum of $4,000,000.


     Compliance with Environment Laws
     --------------------------------

     The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.


     Employees
     ---------

     On December 31, 1997, the Company had 49 full-time equivalent employees: 6 in general and administrative services, 30 in manufacturing and support services, 9 in Engineering, and 4 in management and marketing.



ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The Company's administrative offices and primary assembly facilities for its laser products are located in a building of approximately 46,000 square feet in Salt Lake City, Utah, which is owned by Dr. William H. McMahan, a significant shareholder and former Chairman, President and Chief Executive Officer of the Company. The Company leases the building from Dr. McMahan pursuant to a lease agreement which terminates on April 30, 1999. In 1997, the Company paid annual base rent of $236,725.

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


                                      High              Low
                                      ----              ---
    1997   First quarter              3 3/4             2 3/8
    ----   Second quarter             4 5/8             1 5/16
           Third quarter              5 3/4             2 1/4
           Fourth quarter             6 11/16           2 7/8


    1996   First quarter              2 5/8             2 1/8
    ----   Second quarter             4 1/2             2 1/4
           Third quarter              2 1/2             1 5/8
           Fourth quarter             2 3/4             1 3/4



    	As of December 31, 1997 there were approximately 464 beneficial holders of the Company's Common Stock.

     On December 16, 1997, the Board of Directors declared a five-for-four stock dividend which was issued on February 18, 1998 to the shareholders of record as of January 30, 1998.

    	The Company did not pay cash dividends on its common stock in 1997 and it does not anticipate paying any cash dividends thereon in the foreseeable future.

================================================================================

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    	The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

     Results of Operations
     ---------------------

     Net sales for the year ended December 31, 1997, were $5,074,232 as compared to $3,419,719 for the same period in 1996, an increase of $1,654,513 or 48%. This increase was primarily a result of increases in laser product and service sales during 1997 to the Company's two major customers totaling $857,970. In addition, laser product sales to another major OEM customer increased by $713,919 during 1997. Laser product and service sales to all other customers during 1997 increased by $82,624. Medical laser system sales during 1997 were $172,504.

    	For many years, fluctuations in laser product and service sales have been influenced by (i) changes in the quantity of Company products held in inventory by its OEM customers, (ii) changes in end user demand for OEM customer products in which the Company's laser products are a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers and (iv) various other factors. The Company believes, but cannot guarantee, that the Company's increase in net sales for 1997 was primarily a result of an upward fluctuation in demand for its laser products and service sales and to a lesser extent, the Company's commencement of medical laser system sales. Conversely, the Company may in some future period(s) experience a downward shift in the demand for its laser products and service sales which would have a negative impact on net sales. Examples of such recurring fluctuations from period to period are laser products and service sales to (i) Company A which totaled $1,472,790, $1,042,748, and $122,636 for 1997, 1996 and
1995, respectively and (ii) Company B which totaled $1,125,519, $697,591, and $1,654,868 for 1997, 1996 and 1995, respectively. Laser product and service sales to Company C increased from $275,964 in 1996 to $989,883 in 1997, an increase of $713,919 or 259%. In December 1997, Company C notified the Company of its desire to cancel the unfilled portion of a purchase order placed with the Company in the fourth quarter of 1997, totaling approximately $507,000. Discussions with Company C are ongoing, although no agreement has been reached, as regards to their request. As result of such recurring fluctuations, the Company cannot predict or guarantee that laser product and service sales will remain at their current levels, or increase, or decrease, materially or otherwise.

     Cost of products sold as a percentage of the Company's net sales decreased from 83% in 1996 to 77% in 1997, a decrease of 6%. This decrease was primarily the result of the 48% increase in net sales while labor and overhead costs increased by only 12%. This was partially offset by certain year end adjustments to inventories which resulted in an increase in material costs.

    	Selling, general and administrative costs for the year ended December 31, 1997 were $856,263, or 17% of net sales, as compared to $691,381, or 20% of net sales, for the same period in 1996, an increase of $164,882, or 24%. This increase was primarily the result of an increase in marketing, advertising, and other start-up related costs of the Company's new dermatological and ophthalmic medical laser systems.

================================================================================

     Research and development expenditures for the year ended December 31, 1997 were $511,544 as compared to $605,585 for the same period in 1996, a decrease of $94,041 or 16%. This decrease was primarily the result of the Company's decision to narrow its current engineering focus to that of laser based dermatological and ophthalmic medical systems and to a lesser extent the product needs of certain of its OEM customers.

    	Royalty expenses increased from $58,446 in 1996 to $91,293 during 1997, an increase of $32,847 or 56%. This increase was the result of the increase in laser product and service sales during 1997.

     Interest income and other revenue for the year ended December 31, 1997 was $52,076 as compared to $94,544 for the same period in 1996, a decrease of $42,468 or 45%.

    	The Company recognized a net loss for the year ended December 31, 1997 of $254,608 or $.30 per share. This compares to a net loss for the same period of 1996 of $688,024 or $.80 per share, an improvement of $433,416 or $.50 per share. This improvement was a result of the increase in net sales, a decrease in research and development expenditures and a decrease in the cost of goods sold percentage. These factors were partially offset by increased start-up costs relating to the introduction of the Company's medical laser systems, certain year end adjustments made to inventories, an increase in royalty expenses, and to a decrease in interest income and other revenue.

     On December 31, 1997 the Company had net operating loss carryforwards for tax purposes of approximately $3,551,000 available to offset future taxable income. The loss carryforwards will begin to expire in the year 2004.


     Liquidity and Capital Resources
     -------------------------------

     On December 31, 1997, the Company had working capital of $1,853,244 as compared to $1,653,962 at December 31, 1996, an increase of $199,282 or 12%. Cash equivalents at December 31, 1997 were $164,479 as compared to $555,204 on December 31, 1996, a decrease of $390,725, or 70%. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

     The increase in working capital was primarily the result of the reclassification of $534,308 in notes receivable from a classification of long term assets to current assets on the Company's balance sheet. The notes receivable balances became due in the first quarter of 1998 and have been paid in full subsequent to December 31, 1997. This increase was partially offset by other factors including the 1997 net loss, and to increases in inventories, accounts receivable, accounts payable and accrued expenses balances.

    	The decrease in the cash equivalent balance at December 31, 1997 was primarily the result of the 1997 net loss and to increased inventories levels, which was due in part to increases in inventories required to produce medical laser systems.

     Currently, the Company has no material commitments for capital expenditures, and has not entered into any agreements for additional sources of borrowing or capital.

================================================================================

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

================================================================================

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

================================================================================

                                    PART IV



ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------

      	(a)	Exhibits

    	      3 (i)  -  *Articles of Incorporation, as amended

             (ii) -  *Bylaws, as amended

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


By:  /s/ B. Joyce Wickham                         Date    March 30, 1998
     -----------------------------------              --------------------------
     B. Joyce Wickham
     President & Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature			                         	        Date
          ---------                                     ----

/s/ B. Joyce Wickham                                March 30, 1998
-------------------------------------            -------------------------------
B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                 March 30, 1998
-------------------------------------            -------------------------------
Mark L. Ballard
Vice President and Director


/s/ Rod O. Julander                                 March 30, 1998
-------------------------------------            -------------------------------
Rod O. Julander
Secretary and Director


/s/ Elizabeth A. Whitsett                           March 30, 1998
-------------------------------------            -------------------------------
Elizabeth A. Whitsett
Director


/s/ Reo K. Larsen                                   March 30, 1998
-------------------------------------            -------------------------------
Reo K. Larsen
General Accounting Manager

================================================================================




                     LASER CORPORATION AND SUBSIDIARIES
                     ----------------------------------

          EXHIBIT 21 - STATEMENT RE: SUBSIDIARIES OF THE REGISTRANT
          ---------------------------------------------------------


         Subsidiary                         Place of Incorporation
         ----------                         ----------------------

	American Laser Corporation                         Utah

	American Laser Medical, Inc.                       Utah

 American Laser Software, Inc.                      Utah








































================================================================================












                               LASER CORPORATION


                              Financial Statements


                           December 31, 1997 and 1996

================================================================================

                                           	LASER CORPORATION AND SUBSIDIARIES
                                   	Index to Consolidated Financial Statements

          ----------------------------------------------------------------------







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

================================================================================





                                                 	INDEPENDENT AUDITORS' REPORT








     To the Board of Directors and Stockholders of Laser Corporation


     We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.






     Salt Lake City, Utah
     February 20, 1998

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                                   	Consolidated Balance Sheet

                                                          	December 31,
--------------------------------------------------------------------------------
                                                       1997          1996
                                                ------------------------------
          Assets
          ------                                [C]                [C]
Current assets:
   Cash and cash equivalents                    $   164,479        $   555,204
   Receivables, net                                 903,106            572,138
   Inventories                                    1,747,774          1,289,003
   Notes receivable - current portion               534,308            176,284
   Other current assets                              23,055             34,829
                                                ------------------------------
              Total current assets                3,372,722          2,627,458

Equipment and leasehold improvements, net           263,405            221,930
Notes receivable                                        -              534,308
Other assets                                        131,999             62,996
                                                ------------------------------
                                                $ 3,768,126        $ 3,446,692
                                                ==============================

--------------------------------------------------------------------------------


          Liabilities and Stockholders' Equity
          ------------------------------------

Current liabilities:                            [C]                [C]
   Accounts payable                             $ 1,063,560        $   696,133
   Accrued expenses                                 295,918            177,363
   Accrued warranty expense                         160,000            100,000
                                                ------------------------------
              Total current liabilities           1,519,478            973,496
                                                ------------------------------

   Commitments and contingencies                        -                  -

   Stockholders' equity:
      Common stock, $.05 par value, 10,000,000
      shares authorized; 867,049 and 682,088
      shares issued, respectively                    43,353             34,105
      Additional paid-in capital                    731,022            701,537
      Retained earnings                           1,574,273          1,837,554
      Treasury stock, at cost                      (100,000)          (100,000)
                                                ------------------------------
              Total stockholders' equity          2,248,648          2,473,196
                                                ------------------------------
                                                $ 3,768,126        $ 3,446,692
                                                ==============================


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-2

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Operations

                                                    Years Ended December 31,
--------------------------------------------------------------------------------
                                                    1997              1996
                                                ------------------------------
Revenues:                                       [C]                [C]
   Net sales                                    $ 5,074,232        $ 3,419,719
   Interest and other income                         52,076             94,544
                                                ------------------------------
                                                  5,126,308          3,514,263
                                                ------------------------------
Cost and expenses:
   Cost of products sold                          3,921,740          2,844,349
   Selling, general and administrative              856,263            691,381
   Research and development                         511,544            605,585
   Royalties                                         91,293             58,446
   Interest                                              76              2,526
                                                ------------------------------
                                                  5,380,916          4,202,287
                                                ------------------------------
Loss before income taxes                           (254,608)          (688,024)

Benefit for income taxes                                -                  -
                                                ------------------------------
Net loss                                        $  (254,608)       $  (688,024)
                                                ==============================

Loss per share                                  $      (.30)       $      (.80)
                                                ==============================
























--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-3

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                Consolidated Statement of Stockholders' Equity
                                        Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------

             Common Stock   Additional              Treasury Stock
          ----------------   Paid-in     Retained   --------------
         Shares     Amount   Capital     Earnings  Shares    Amount   Total
         -----------------------------------------------------------------------
Balance at
January   [C]     [C]      [C]       [C]         [C]      [C]        [C]
1, 1996   682,088 $34,105  $701,537  $2,525,578  $10,000  $(100,000) $3,161,220

Net loss     -        -         -      (688,024)     -          -      (688,024)
          ---------------------------------------------------------------------
Balance at
December
31, 1996  682,088  34,105  701,537    1,837,554   10,000   (100,000)  2,473,196

Issuance
of common
stock for
cash        5,500     275   10,285          -        -          -        10,560

Issuance
of common
stock for
services    6,000     300   19,200          -        -          -        19,500

Stock
split-up
effected
in the
form of a
dividend  173,461   8,673      -        (8,673)     2,500       -           -

Net loss      -       -        -      (254,608)       -         -      (254,608)
          ---------------------------------------------------------------------
Balance at
December
31, 1997  867,049 $43,353  $731,022 $1,574,273    12,500  $(100,000) $2,248,648
          =====================================================================













--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.              F-4

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Cash Flows
                                                   Years Ended December 31,
--------------------------------------------------------------------------------
                                                    1997             1996
                                                ------------------------------
Cash flows from operating activities:           [C]               [C]
   Net loss                                     $  (254,608)      $   (688,024)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                 103,040            103,058
      Provision for losses on accounts receivable   (54,000)            54,500
      Increase in other assets                      (69,003)           (58,697)
      Gain on disposal of asset                         (69)               -
      Issuance of common stock for services          19,500                -
   (Increase) decrease in:
      Accounts receivable                          (276,968)           (82,736)
      Inventories                                  (458,771)          (102,831)
      Other current assets                           11,774            (24,804)
   Increase (decrease) in:
      Trade accounts payable and accrued expenses   485,982            391,058
      Accrued warranty expense                       60,000            (40,000)
                                                ------------------------------
              Net cash used in
              operating activities                 (433,123)          (448,476)
                                                ------------------------------

Cash flows from investing activities:
   Purchase of property and equipment              (145,270)           (63,881)
   Proceeds from notes receivable                   176,284            154,601
   Proceeds from sale of property and equipment         824                -
                                                ------------------------------
              Net cash provided by
              investing activities                   31,838             90,720
                                                ------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock            10,560                -
   Payments on capital lease obligations                -              (23,410)
                                                ------------------------------
              Net cash provided by (used in)
              financing activities                   10,560            (23,410)
                                                ------------------------------
   Decrease in cash and cash equivalents           (390,725)          (381,166)
                                                ------------------------------

   Cash and cash equivalents, beginning of year     555,204            936,370
                                                ------------------------------
   Cash and cash equivalents, end of year       $   164,479        $   555,204
                                                ==============================





--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements                F-5

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                          Consolidated Statement of Cash Flows
                                                                     Continued
--------------------------------------------------------------------------------





Supplemental disclosure of noncash transactions:

The Company recorded an investment of $69,003 and $60,000 in exchange for services, during the years ended December 31, 1997 and 1996, respectively.

During the year ended December 31, 1997, the Company capitalized retained earnings of $8,673 due to the issuance of a 25% stock split-up effected in the form of a dividend.

Supplemental disclosures of cash flow information



                                                        Years Ended
                                                        December 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------------------------
                                                [C]                [C]
              Interest paid                     $        76        $     2,526
                                                ==============================

              Income taxes paid                 $       -          $       -
                                                ==============================























--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.               F-6

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                    December 31, 1997 and 1996
--------------------------------------------------------------------------------

1.   Organization   Organization and Principles of Consolidation
     and            --------------------------------------------
     Summary of     The consolidated financial statements include the accounts
     Significant    of Laser Corporation (Laser) and its wholly-owned
     Accounting     subsidiaries, American Laser Corporation (American Laser),
     Policies       American Laser Software, Inc. (ALS), and  American Laser
                    Medical, Inc. (ALM) (the Company) located in Salt Lake City,
                    Utah. All significant intercompany account balances and transactions have been eliminated in consolidation.

                    The Company is engaged in designing, manufacturing, marketing and servicing of laser products and medical laser systems.

                    Cash and Cash Equivalents
                    -------------------------
                    For purposes of the statements of cash flows, the Company considers all highly liquid certificates of deposit with maturities of three months or less to be cash equivalents.

                    Inventories
                    -----------
                    Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method.

                    Equipment and Leasehold Improvements
                    ------------------------------------
                    Equipment and leasehold improvements are recorded at cost, less accumulated depreciation. Depreciation on equipment and leasehold improvements is determined using the straight -line and declining balance methods over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of equipment and leasehold improvements are reflected in net income.

                    Income Taxes
                    ------------
                    Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes, arising primarily from depreciation and accrued liabilities.

                    Warranty Costs
                    --------------
                    The Company records the estimated cost of warranty obligations on laser products and medical laser systems at the time the related products are sold.


--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

1.   Organization   Loss Per Common Share
     and            ---------------------
     Summary of     Loss per common share is computed using the weighted average
     Significant    number of common shares outstanding.  Common equivalent
     Accounting     shares consist of the Company's stock options considered to
     Policies       be dilutive common stock equivalents,  determined using the
     Continued      treasury stock method.

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

                    Use of Estimates in the Preparation of Financial Statements
                    -----------------------------------------------------------
                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Reclassifications
                    -----------------
                    Certain reclassifications have been made to the prior period's financial statements in order to conform them to the classifications used for the current year.

--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

2.   Detail of                                           December 31,
     Certain                                        1997              1996
     Balance                                    ------------------------------
     Sheet          Receivables:                [C]                [C]
     Accounts          Trade receivables        $   902,781        $   624,819
                       Less allowance for
                        doubtful accounts            (2,000)           (56,000)
                       Other                          2,325              3,319
                                                ------------------------------
                                                $   903,106        $   572,138
                                                ==============================

                    Inventories:
                       Raw materials            $ 1,186,832        $   926,930
                       Work-in-process              597,356            468,573
                       Finished goods               108,586             63,500
                       Reserve for obsolescence    (145,000)          (170,000)
                                                ------------------------------
                                                $ 1,747,774        $ 1,289,003
                                                ==============================































--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

3.   Notes          Notes receivable consist of the following:
     Receivable
                                                         December 31,
                                                    1997              1996
                                                ------------------------------
                    Note receivable from ProMed
                    in monthly installments of
                    $16,121, including interest
                    at 7.5%, secured by common  [C]                [C]
                    stock of the debtor         $   372,034        $   531,045

                    Noninterest bearing note
                    receivable from ProMed
                    secured by common stock
                    of the debtor                   162,274            162,274

                    Note receivable from an
                    entity in monthly
                    installments of $1,696,
                    including interest at 18%,
                    unsecured                           -               17,273
                                                ------------------------------
                                                $   534,308        $   710,592
                                                ==============================

                    The total balance on both outstanding notes was received in January and February 1998.


4.   Equipment      Equipment and leasehold improvements consist of the
     and            following:
     Leasehold                                           December 31,
     Improvements                                   1997              1996
                                                ------------------------------
                                                [C]                [C]
                    Equipment                   $ 1,504,549        $ 1,389,535
                    Leasehold improvements          641,692            612,260
                                                ------------------------------
                                                  2,146,241          2,001,795
                    Less accumulated
                    depreciation and
                    amortization                 (1,882,836)        (1,779,865)
                                                ------------------------------
                                                $   263,405        $   221,930
                                                ==============================






--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

5.   Income Taxes   The benefit for income taxes differs from the amount
                    computed at federal statutory rates as follows:

                                                         Years Ended
                                                         December 31,
                                                    1997              1996
                                                ------------------------------
                    Income tax benefit at       [C]                [C]
                     statutory rates            $    83,000        $   234,000
                    Change in valuation
                     allowance                      (83,000)          (234,000)
                                                ------------------------------
                                                $      -0-         $      -0-
                                                ==============================





                    Deferred tax assets (liabilities) consist of the following:

                                                         December 31,
                                                    1997              1996
                                                ------------------------------
                    Net operating loss          [C]                [C]
                     carryforward               $ 1,286,000        $ 1,222,000
                    Excess tax depreciation
                     over book depreciation          (8,000)           (34,000)
                    Inventory reserve                49,000             58,000
                    Warranty reserve                 54,000             34,000
                    Bad debt reserve                  1,000             19,000
                                                ------------------------------
                                                  1,382,000          1,299,000
                    Valuation allowance          (1,382,000)        (1,299,000)
                                                ------------------------------
                                                $      -0-         $      -0-
                                                ==============================

                    The Company has net operating loss carryforwards for tax purposes of approximately $3,551,000 at December 31, 1997 available to offset future taxable income which begins to expire in 2004. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. A valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.





--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

6.   Commitments    Operating Leases
     and            ----------------
     Contingencies  The Company's administrative offices and primary assembly facilities for its laser products are located in a 46,000 square foot building in Salt Lake City, Utah. The Company leases the building from a significant shareholder, pursuant to a lease agreement which terminates on April 30, 1999.
                    Under this lease, the Company recognized annual rent expense of $236,725 in 1997 and 1996.

                    Future minimum payments under the noncancellable operating lease is as follows:

                               Year                          Amount
                               ----                       -----------
                                                          [C]
                               1998                       $   236,725
                               1999                            78,908
                                                          -----------
                                                          $   315,633
                                                          ===========

                    Investment Agreement
                    --------------------
                    In November 1996, the Company entered into a 12 month investment agreement with another corporate entity (the investee). The agreement provided that the Company would invest cash and/or services in exchange for the investee's stock. At December 31, 1997 and 1996, the Company had performed services of $69,003 and $60,000, respectively, in exchange for common stock of the investee. The investment of $129,003 has been included in other assets.

                    Effective September 30, 1997, the agreement expired as certain requirements were not met by the investee according to the terms of the agreement. The investment of $129,003 represents a 3.2% ownership in the investee.

                    Royalty Agreement
                    -----------------
                    The Company is party to an agreement with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents. Total royalty expense was $91,293 and $58,446 in 1997 and 1996, respectively.






--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

6.   Commitments    Employment Agreements
     and            ---------------------
     Contingencies  The Company has employment agreements with its President and
     Continued      Chief Executive Officer and with its Vice President.  These agreements have a three year term with automatic renewals for additional terms of equal length unless terminated by either party. The agreements also provide for severance benefits at the time of termination unless termination is for cause, lack of performance, resignation, or by reason of death.


7.   Stock          The Company has adopted a stock bonus plan whereby 62,500
     Option         shares of the Company's common stock have been reserved for
     Plans          ultimate issuance to qualified employees.  The Company's
                    Board of Directors has complete discretion as to which employees qualify, the number of shares to be granted, and any restrictions to be placed upon such shares. No more than 1,000 shares may be granted to any one employee during any fiscal year.

                    The Company has an incentive stock option plan and a non-qualified stock option plan whereby an aggregate of 125,000 shares, or 62,500 shares for each plan, of the Company's unissued and restricted common stock was reserved for ultimate issuance to selected employees. The stock option committee of the Board of Directors administers both plans and has discretion to determine the terms of options
                    granted under each plan.   Such terms include the exercise
                    price of each option, the number of shares subject to each option, and the exercisability of such options. Options under the incentive plan must be granted at the fair market value on the date of grant except that the option price must be one hundred ten percent (110%) of such fair market value if the optionee owns more than ten percent (10%) of the outstanding common stock. The aggregate fair market value of the shares issuable on exercise of options granted to any employee in a calendar year may not exceed $20,000 plus certain carry over allowances. Options under the non-qualified plan must be granted at a price equal to at least the fair market value of the shares on the date of grant. For either plan, no more than 20 percent of the shares under option may be exercised during the first year following the date of grant, and options expire five years from the date of grant. The incentive plan and the non-qualified plan, as amended on May 21, 1993, expires on June 30, 1998.




--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

7.   Stock          The Board of Directors have reinstated a non-employee
     Option         director option plan whereby an aggregate total of 75,000
     Plans          shares of the Company's unissued or reacquired common stock
     Continued      may be issued to outside directors effective May 29, 1992.
                    Beginning June 1, 1992, outside directors were granted a five-year option to purchase 2,000 shares of common stock at the end of each six months of service. On June 1, 1993, the plan was amended to change the method of calculating the exercise price to that of the employee's incentive stock option plan.

                    Information regarding the stock option plans are summarized below:
                                                Number of        Option Price
                                                 Options           Per Share
                                                ------------------------------
                       Outstanding at           [C]              [C]
                        January 1, 1996           72,500         $   1.14-4.10
                       Granted                    23,750             2.00-2.40
                                                ------------------------------
                       Outstanding at
                        December 31, 1996         96,250             1.14-4.10
                       Granted                    26,250             1.30-3.73
                       Exercised                  (6,875)            1.92-2.00
                       Expired                    (7,500)            2.19-3.03
                                                ------------------------------
                       Outstanding at
                        December 31, 1997        108,125         $   1.43-4.10
                                                ==============================

                       Options exercisable and shares available for future grants are as follows:
                                                         December 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------------------------
                                                [C]               [C]
                       Options exercisable          108,125             96,250
                       Shares available for grant    91,875            103,750












--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------
8.   Stock Based    The Financial Accounting Standards Board has issued
     Compensation   Statement of Financial Accounting Standards No. 123,
                    "Accounting for Stock-Based Compensation" (SFAS 123) which established financial accounting and reporting standards for stock-based compensation.  The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument.  This statement gives entities
                    the choice between adopting the fair value method or
                    continuing to use the intrinsic value method under
                    Accounting Principles Board (APB) Opinion No. 25 with
                    footnote disclosures of the pro forma effects if the fair
                    value method had been adopted.  The Corporation has opted
                    for the latter approach.  Accordingly, no compensation
                    expense has been recognized for the stock option plans.
                    Had compensation expense for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the
                    provisions of SFAS No. 123, the Corporation's results of
                    operations would have been reduced to the pro forma amounts indicated below:
                                                         Years Ended
                                                         December 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------------------------
                                                [C]                [C]
                      Net loss - as reported    $  (254,608)       $  (688,024)
                      Net loss - pro forma      $  (292,539)       $  (715,455)
                      Loss per share -
                       as reported              $      (.30)       $      (.80)
                      Loss per share -
                       pro forma                $      (.34)              (.84)
                                                ==============================

                    The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                         December 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------------------------
                                                [C]                [C]
                    Expected dividend yield     $      -0-         $      -0-
                    Expected stock price
                     volatility                      61.10%             53.29%
                    Risk-free interest rate           5.71%              5.50%
                    Expected life of options        5 years            5 years
                                                ==============================

                    The weighted average fair value of options granted during 1997 and 1996 are $1.45 and $1.16, respectively.
--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

8.   Stock Based    The following table summarizes information about stock
     Compensation   options outstanding at December 31, 1997:
     Continued
                           Options Outstanding              Options Exercisable
                ----------------------------------------------------------------
                                      Weighted
                                      Average
                           Number    Remaining   Weighted    Number     Weighted
                Range of Outstanding Contractual  Average   Exercisable  Average
                Exercise     at         Life     Exercise      at       Exercise
                Prices    12/31/97    (Years)     Price     12/31/97       Price
                ----------------------------------------------------------------
                [C]       [C]          [C]       [C]        [C]           [C]
                $ 1.14
                to 1.30    30,625       2.6      $ 1.23      30,625       $ 1.23
                  1.90
                to 2.42    42,500       2.9        2.15      42,500         2.15
                  2.90
                to 4.10    35,000       3.2        3.56      35,000         3.56
                ----------------------------------------------------------------
                $ 1.14
                to 4.10   108,125       2.9      $ 2.34     108,125       $ 2.34


9.   Earnings       In February 1997, the Financial Accounting Standards Board
     Per            issued Statement of Financial Accounting Standards No. 128
     Share          (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported.
                    During the year ended December 31, 1997, the Company adopted this standard.













--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------
9.   Earnings       Earnings per share information in accordance with SFAS 128
     Per            is as follows:
     Share                                    Year Ended December 31, 1997
     Continued                         -----------------------------------------
                                           Loss          Shares      Per-Share
                                        (Numerator)   (Denominator)    Amount
                                       -----------------------------------------
                                       [C]             [C]         [C]
                    Net loss           $  (254,608)
                    Less preferred
                     stock dividends           -
                                       -----------
                    Basic EPS
                    Loss available
                     to common
                     stockholders         (254,608)     861,000    $      (.30
                    Effect of                                      ===========
                     Dilutive
                     Securities
                     Stock options             -            -
                                       ------------------------
                    Diluted EPS
                    Loss available
                     to common
                     stockholders
                     plus assumed
                     conversions       $  (254,608)     861,000    $      (.30)
                                       =======================================

                                             Year Ended December 31, 1996
                                       ---------------------------------------
                                            Loss         Shares      Per Share
                                         (Numerator)  (Denominator)   Amount
                                       ---------------------------------------
                    Net loss           $  (688,024)
                    Less preferred
                    stock dividends            -
                                       -----------
                    Basic EPS
                    Loss available
                     to common
                     stockholders         (688,024)     856,000    $      (.80)
                    Effect of
                     Dilutive
                     Securities
                     Stock options             -            -
                                      -------------------------
                    Diluted EPS
                    Loss available
                     to common
                     stockholders
                     plus assumed
                     conversions      $  (688,024)     856,000     $      (.80)
                                      ==========================================
--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

10.  Profit         American Laser adopted a 401(k) retirement savings and
     Sharing        profit sharing plan.  All full-time employees of American
     Plans          Laser who are at least 21 years of age and have a minimum of three months of service with American Laser are eligible to participate. The plan contains a matching contribution which is at American Laser's discretion and is limited to two percent of the applicable employee's salary. No matching contributions were made during 1997 and 1996.


11.  Related        The Company has a lease agreement with Dr. William H.
     Party          McMahan, a significant shareholder and former Chairman,
     Transactions   President and Chief Executive Officer of the Company, which is described in note 6.

                    The Company has employment agreements with its President and Chief Executive Officer and Vice President as described in note 6.


12.  Export Sales   Export sales to unaffiliated customers were as follows:
     and
     Major                                               Years Ended
     Customers                                           December 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------------------------
                                                [C]                [C]
                    Europe                      $ 2,903,634        $ 2,199,169
                    Other                           341,781             66,864
                                                ------------------------------
                                                $ 3,245,415        $ 2,266,033
                                                ==============================

                    Combined domestic and foreign sales and service of lasers to the Company's major customers are as follows:

                                                         Years Ended
                                                         December 31,
                                                ------------------------------
                    Major customers                 1997              1996
                    ---------------             ------------------------------
                                                [C]                [C]
                    Company A                   $ 1,472,790        $ 1,042,748
                    Company B                   $ 1,125,519        $   697,591
                    Company C                   $   989,883        $   275,964





--------------------------------------------------------------------------------

================================================================================
                                            LASER CORPORATION AND SUBSIDIARIES
                                    Notes to Consolidated Financial Statements
                                                                     Continued
--------------------------------------------------------------------------------

13.  Fair Value of  None of the Company's financial instruments are held for
     Financial      trading purposes.  The Company estimates that the fair value
     Instruments    of all financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.


14.  Subsequent     On December 16, 1997, the Company declared a 25% stock
     Event          split-up effected in the form of a dividend, to all
                    shareholders of record as of January 30, 1998.  On February
                    18, 1998, the Company issued 173,461 shares of common stock in conjunction with the stock split-up. Accordingly, amounts equal to the par value of the shares issued have been charged to retained earnings and credited to common stock.

                    Earnings per common share and weighted average shares outstanding have been restated retroactively to reflect the stock split-up.
























--------------------------------------------------------------------------------

================================================================================