Form 10QSB
period 1998-03-31
LASER CORP
filed 1998-05-15
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

================================================================================
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to


                         Commission File Number 0-13316

                               LASER CORPORATION
  ----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Utah                                 87-0395567
  ------------------------------------    ------------------------------------
        (State of Incorporation)                   (I.R.S. Employer
                                                  Identification No.)
           1832 South 3850 West
           Salt Lake City, UT                           84104
  ------------------------------------    ------------------------------------
          (Address of principal                      (Zip Code)
             executive office)

                                 (801) 972-1311
  ----------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

                                 Not Applicable
  ----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X        No
                                 -----         -----
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .05 Par Value --  854,549 shares as of March 31, 1998

================================================================================

                                     INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     -----------------------

Item 1.    	Financial Statements (Unaudited)

  	        	Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.

          		Consolidated Statements of Operations - Three months ended March 31,
            1998 and 1997.

          		Consolidated Statements of Cash Flows - Three months ended March 31,
            1998 and 1997.

          		Notes to Consolidated Financial Statements - March 31, 1998.


Item 2.    	Management's Discussion and Analysis.


PART II.   	OTHER INFORMATION
--------    -----------------





SIGNATURES
----------

================================================================================


PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.

                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
ASSETS                                                1998             1997
                                                    Unaudited
                                                   -----------     -----------
CURRENT ASSETS                                     [C]             [C]
  Cash and cash equivalents                        $   584,706     $   164,479
                                                   -----------     -----------
  Receivables:
    Trade receivables                                  405,892         902,781
    Less allowance for doubtful
     accounts                                           (8,063)         (2,000)
    Other                                                 ---            2,325
                                                   -----------     -----------
                                                       397,829         903,106
    						                                         -----------     -----------
  Inventories:
    Raw materials                                      949,170       1,041,832
    Work in process                                    662,189         597,356
    Finished Goods                                      14,356         108,586
                                                   -----------     -----------
                                                     1,625,715       1,747,774
                                                   -----------     -----------

  Notes Receivable - current portion                      ---          534,308

  Other current assets                                   8,492          23,055
                                                   -----------     -----------
        Total Current Assets                         2,616,742       3,372,722
                                                   -----------     -----------
EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,507,893       1,504,549
  Leasehold improvements                               641,692         641,692
                                                   -----------     -----------
                                                     2,149,585       2,146,241
  Less accumulated depreciation
   and amortization                                 (1,913,993)     (1,882,836)
                                                   -----------     -----------
                                                       235,592         263,405
                                                   -----------     -----------
OTHER ASSETS                                           131,999         131,999
                                                   -----------     -----------
                                                   $ 2,984,333     $ 3,768,126
                                                   ===========     ===========



          See accompanying notes to consolidated financial statements

================================================================================


                       LASER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                    March 31,      December 31,
                                                       1998             1997
                                                    Unaudited
                                                   -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                [C]             [C]
 	Trade accounts payable                           $   649,019     $ 1,063,560
 	Accrued expenses                                     185,200         295,918
 	Accrued warranty expense                             170,000         160,000
                                                   -----------     -----------
  		Total Current Liabilities                        1,004,219       1,519,478
                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 	Common Stock, $.05 par value;
		Authorized Shares - 10,000,000
    Issued Shares - 867,049
    Outstanding Shares - 854,549                       43,353           43,353
 	Additional paid-in capital                          731,022          731,022
 	Retained earnings                                 1,305,739        1,574,273
 	Treasury stock, at cost                            (100,000)        (100,000)
                                                  -----------      -----------
      Total Stockholders' Equity                    1,980,114        2,248,648
                                                  -----------      -----------
                                                  $ 2,984,333      $ 3,768,126
                                                  ===========      ===========


















          See accompanying notes to consolidated financial statements

================================================================================


                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended
                                                   ---------------------------
                                                     March 31,        March 31,
                                                       1998             1997
                                                   -----------     -----------
REVENUES:                                          [C]             [C]
  Net sales                                        $   858,393     $   980,391
  Interest and other income                              7,041          15,779
                                                   -----------     -----------
                                                       865,434         996,170
		                                                 -----------     -----------
COSTS AND EXPENSES:
  Cost of products sold                                802,838         780,002
  Selling, general and administrative                  211,516         189,085
  Research and development                             108,942         170,242
  Royalties                                             10,672          16,709
  Interest                                                ---             ---
                                                   -----------     -----------
                                                     1,133,968       1,156,038
                                                   -----------     -----------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                 (268,534)       (159,868)

INCOME TAX BENEFIT (EXPENSE) - CURRENT                    ---             ---
 	                                                 -----------     -----------

NET LOSS                                           $  (268,534)    $  (159,868)
                                                   ===========     ===========

NET LOSS PER SHARE                                 $     ( .31)    $     ( .18)
                                                   ===========     ===========

  Average number of shares of
    Common Stock outstanding                           867,000         867,000
                                                   ===========     ===========













          See accompanying notes to consolidated financial statements

================================================================================


                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                       1998            1997
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                   [C]             [C]
  Net loss                                         $  (268,534)    $  (159,868)

  Adjustments to reconcile net income (loss)
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                     31,157          22,064

  (Increase) decrease in assets:
      Receivables                                      505,277          91,421
      Inventories                                      122,059        (170,539)
      Other current assets                              14,563           4,182
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                              (515,259)       (179,618)
                                                   -----------     -----------

      Net Cash Used in Operating Activities           (110,737)       (392,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (3,344)         (6,876)
  Payments received on long term notes                 534,308          38,645
                                                   -----------     -----------

   	  Net Cash Provided from Investing Activities      530,964          31,769

CASH FLOWS FROM FINANCING ACTIVITIES -                   ---             ---
                                                   -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       420,227        (360,589)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              164,479         555,204
                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $   584,706     $   194,615
                                                   ===========     ===========









          See accompanying notes to consolidated financial statements

================================================================================


                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 1998


NOTE A - BASIS OF PRESENTATION

       	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS

       	Certain 1997 financial statement amounts have been reclassified to conform to 1998 presentations. These amounts were not material reclassifications.

================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       	The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 1998.

        Net sales for the three months ended March 31, 1998 were $858,393 as compared to $980,391 for the same period in 1997, a decrease of $121,998 or 12%. This decrease was primarily a result of a decrease in laser product and service sales totaling $171,998 or 18% which was partially offset by medical laser system sales for the three months ended March 31, 1998 totaling $50,000.

        Customer orders are based in part on the end-user demand for customer products which use or incorporate the Company's products and services. For many years the Company has experienced fluctuations in its laser sales and service levels primarily due to (i) changes in the quantity of Company's products held in inventory by its original equipment manufacturers ("OEM") customers,
(ii) changes in end user demand for OEM customer products in which the Company's laser products are a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) various other factors. During the current period ending March 31, 1998, the Company experienced such recurring fluctuations in its sales to three of its principal customers. Net sales to (i) Company A totaled $328,681 and $306,144 for the three months ended March 31, 1998 and 1997, respectively, (ii) Company B totaled $246,511 and $211,768 for the three months ended March 31, 1998 and 1997, respectively, and (iii) Company C totaled $0 and $178,772 for the three months ended March 31, 1998 and 1997, respectively. Net sales to all other customers were $233,201 and $283,707 respectively, for the three months ended March 31, 1998 and 1997. In April 1998 and May 1998, Companies A and B, respectively, notified the Company that they currently have excess inventories on hand and therefore have temporarily delayed or reduced deliveries. The Company believes, but can give no assurance, that their current inventory positions are only temporary. The Company has experienced a reduction in product and service demand from Company A and B which will in turn have an adverse impact on laser product and service sales totals for 1998. In December 1997, Company C, as previously reported in the Company's 1997 10-KSB, notified the Company of its desire to cancel, due to excessive inventory levels, the unfilled portion of a purchase order placed with the Company in the fourth quarter of 1997, totaling approximately $507,000. Discussions with Company C are ongoing, although no agreement has been reached regarding its request. As a result of such recurring fluctuations, the Company cannot predict or guarantee that total laser product and service sales will remain at their current levels, or increase, or decrease, materially or otherwise.

================================================================================


        Medical laser system sales for the three months ended March 31, 1998 were $50,000, which was significantly below Company expectations. These less than expected medical laser system sales were primarily a result of the inability of the Company's supplier of the diode pumped solid state laser to deliver a usable laser. This solid state laser is used as a component part of the Company's medical laser system. The Company is currently working with its supplier to resolve these usability issues. The Company believes, but can give no assurance, that such usability issues will be satisfactorily resolved.

       	Cost of products sold as a percent of Company net sales were 94% for the three months ended March 31, 1998 as compared to 80% for the same period in 1997, an increase of 14%. This increase was the result of increases in labor and overhead costs percentages due primarily to the decrease in net sales and to a lesser extent increased material costs which resulted primarily from period to period "product and service sales" mix fluctuations.

       	Selling, general, and administrative expenses for the three months ended March 31, 1998 were $211,516 or 25% of net sales as compared to $189,085, or 19% of net sales for the same period in 1997, an increase of $22,431 or 12%. This increase was primarily the result of adjustments made to bad debt expenses in 1997, and to medical laser selling, general and administrative costs.

       	Research and development expenditures for the three months ended March 31, 1998 were $108,942 as compared to $170,242 for the same period in 1997, a decrease of $61,300 or 36%. This decrease was primarily the result of the Company's decision to narrow its current engineering focus to that of laser based dermatological and ophthalmic medical systems and to a lesser extent the product needs of certain of its OEM customers.

        Royalty expenses decreased from $16,709 for the three months ended March 1997 to $10,672 for the same period in 1998, a decrease of $6,037 or 36%. This decrease was the result of the decrease in net sales.

        Interest income and other revenue decreased from $15,779 for the three months ended March 31, 1997 to $7,041 for the same period of 1998, a decrease of $8,738 or 55%.

        The Company recognized a net loss for the three months ended March 31, 1998 of $268,534, or $.31 per share compared to a net loss for the same period in 1997 of $159,868 or $.18 per share. This increase was primarily a result of the decrease in net sales and to a lesser extent to increases in product costs and selling, general and administrative costs, decreases in interest and other revenue, and to the continuing start-up costs relating to the introduction of the Company's medical laser systems. These factors were partially offset by decreases in research and development expenditures and royalty expenses.

================================================================================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        On March 31, 1998, the Company had working capital of $1,612,523 as compared to $1,853,244 at December 31, 1997, a decrease of $240,721 or 13%. This decrease was primarily a result of the operating losses incurred by the Company during the first quarter of 1998. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

        Cash equivalents at March 31, 1998 were $584,706 compared to $164,479 on December 31, 1997, an increase of $420,227 or 255%. This increase in the cash equivalent balance was primarily the result of the receipt of payments totaling $534,308 on notes receivable which became due during the first quarter of 1998.


PART II.    OTHER INFORMATION
--------    -----------------

        No material matter occurred during the quarter ended March 31, 1998 that requires disclosure in Part II of the Quarterly Report on Form 10-QSB.

================================================================================


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					                                    LASER CORPORATION

Date:   May 14, 1998                     /s/ B. Joyce Wickham
     --------------------                ----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director


Date:   May 14, 1998                     /s/ Reo K Larsen
     --------------------                ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================