Form 10QSB
period 1998-06-30
LASER CORP
filed 1998-08-14
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

================================================================================
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB
(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

                    For the quarterly period ended June 30, 1998

                                       or

  ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                          Commission File Number 0-13316

                                LASER CORPORATION
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                     Utah                             87-0395567
         ------------------------------    -------------------------------
            (State of Incorporation)              (I.R.S. Employer
                                                  Identification No.)
             1832 South 3850 West
             Salt Lake City, UT                        84104
         ------------------------------    -------------------------------
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

Common Stock, .05 Par Value -- 865,799 shares as of June 30, 1998

================================================================================


                                     INDEX

                      LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.	    Financial Statements (Unaudited)

    		      Consolidated Balance Sheets - June 30, 1998 and December 31, 1997.

    	      	Consolidated Statements of Operations - Three months ended June 30,
            1998 and 1997; Six months ended June 30, 1998 and 1997

          		Consolidated Statements of Cash Flows - Six months ended June 30,
            1998 and 1997.

          		Notes to Consolidated Financial Statements - June 30, 1998.


Item 2.    	Management's Discussion and Analysis.



PART II.   	OTHER INFORMATION
--------    -----------------
Item 4.     Submission of Matters to a Vote of Security Holders




SIGNATURES
----------

================================================================================
PART I. FINANCIAL INFORMATION
Item 1.

                         LASER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
ASSETS                                                1998             1997
                                                    Unaudited
                                                   -----------     -----------
CURRENT ASSETS                                     [C]             [C]
  Cash and cash equivalents                        $   324,211     $   164,479

  Receivables:
    Trade receivables                                  462,759         902,781
    Less allowance for doubtful
      accounts                                         (10,000)         (2,000)
    Other                                                 ---            2,325
                                                   -----------     -----------
                                                       452,759         903,106

  Inventories:
    Raw materials                                      792,648       1,041,832
    Work in process                                    404,061         597,356
    Finished Goods                                     221,650         108,586
                                                   -----------     -----------
                                                     1,418,359       1,747,774

  Notes Receivable - current portion                     ---           534,308


  Other current assets                                  45,740          23,055
                                                   -----------     -----------
        Total Current Assets                         2,241,069       3,372,722


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,517,596       1,504,549
  Leasehold improvements                               641,692         641,692
                                                   -----------     -----------
                                                     2,159,288       2,146,241
  Less accumulated depreciation
    and amortization                                (1,944,869)     (1,882,836)
                                                   -----------     -----------
                                                       214,419         263,405

OTHER ASSETS                                           131,999         131,999
                                                   -----------     -----------
                                                   $ 2,587,487     $ 3,768,126
                                                   ===========     ===========





             See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS



                                                     June 30,      December 31,
                                                       1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
                                                    -----------    -----------
CURRENT LIABILITIES                                 [C]             [C]
	Trade accounts payable                             $  574,629      $1,063,560
	Accrued expenses                                      168,894         295,918
	Accrued warranty expense                              115,000         160,000
                                                    -----------    -----------
		Total Current Liabilities                            858,523       1,519,478


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
	Common Stock, $.05 par value;
		Authorized Shares - 10,000,000
      Issued Shares - 878,299 shares at
        June 30,1998 and 867,049 shares
        at December 31, 1997
      Outstanding Shares - 865,799 shares
        at June 30, 1998 and 854,549 shares
        at December 31, 1997                            43,915          43,353
	Additional paid-in capital                            753,670         731,022
	Retained earnings                                   1,031,379       1,574,273
	Treasury stock, at cost                              (100,000)       (100,000)
                                                   -----------     -----------
       Total Stockholders' Equity                    1,728,964       2,248,648
                                                   -----------     -----------
                                                   $ 2,587,487     $ 3,768,126
                                                   ===========     ===========

















             See accompanying notes to consolidated financial statements

================================================================================


                        LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three months ended         Six months ended
                             -----------------------   -----------------------
                              June 30,     June 30,      June 30,    June 30,
                                1998         1997          1998        1997
                             ----------   ----------   ----------   ----------
REVENUES:                    [C]          [C]          [C]          [C]
  Net sales                  $  663,015   $1,440,194   $1,521,407   $2,420,585
  Interest and other income       6,959       13,521       14,001       29,300
                             ----------   ----------   ----------   ----------
                                669,974    1,453,715    1,535,408    2,449,885
COSTS AND EXPENSES:
  Cost of products sold         610,821    1,049,013    1,413,658    1,829,016
  Selling, general
    and administrative          162,798      193,602      374,315      382,687
  Research and development      160,717       99,143      269,660      269,384
  Royalties                       9,497       26,462       20,169       43,171
  Interest                         ---            76         ---            76
                             ----------   ----------   ----------   ----------
                                943,833    1,368,296    2,077,802    2,524,334
                             ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE
  INCOME TAXES                 (273,859)      85,419     (542,394)     (74,449)

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT              (500)        (500)        (500)        (500)
                             ----------   ----------   ----------   ----------
NET INCOME (LOSS)            $ (274,359)  $   84,919   $ (542,894)  $  (74,949)
                             ===========  ==========   ==========   ==========

NET INCOME (LOSS) PER SHARE  $     (.32)  $      .10   $    ( .63)  $     (.09)
                             ==========   ==========   ==========   ==========
Average number of shares of
  Common Stock outstanding      866,000      853,000      859,000      853,000
                             ==========   ==========   ==========   ==========















             See accompanying notes to consolidated financial statements

================================================================================


                         LASER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)
                                                          1998          1997
  	                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                       [C]          [C]
  Net income (loss)                                    $ (542,894)  $  (74,949)

  Adjustments to reconcile net income (loss) to net
    cash provided from (used in) operating activities:
      Depreciation and amortization                        62,033       43,891
  (Increase) decrease in assets:
      Net receivables                                     450,347     (191,778)
      Inventories                                         329,415     (299,018)
      Other current assets                                (22,685)      (3,743)
      Other assets                                           ---       (56,296)
  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses        (660,955)     261,029
                                                        ---------   ----------
      Net Cash Used in Operating Activities              (384,739)    (320,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (13,047)     (14,729)
  Payments received on long term notes                    534,308       78,019
                                                       ----------   ----------
   		 Net Cash Provided from Investing Activities         521,261       63,290

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee
    stock options                                          23,210         ---
                                                       ----------   ----------
Net Cash Provided from Financing Activities                23,210         ---
                                                       ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          159,732     (257,574)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                 164,479      555,204
                                                       ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  324,211   $  297,630
                                                       ==========   ==========












             See accompanying notes to consolidated financial statements

================================================================================

                      LASER CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 June 30, 1998


NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


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


RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 1998.

        Net sales for the three months ended June 30, 1998 were $663,015 as compared to $1,440,194 for the same period in 1997, a decrease of $777,179 or 54%. This decrease was a result of a decrease in demand for the Company's laser products and services.

        Historically, the Company has experienced fluctuations in the demand for its laser product and service sales due in part to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in demand for customer products which use the Company's products as a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors.

        Laser product and service sales to the Company's three principal customers decreased in the three month period ended June 30, 1998, as compared to the same period in 1997. Sales to (i) Company A totaled $239,461 and $447,310 in 1998 and 1997, respectively, (ii) Company B totaled $133,430 and $262,593 in 1998 and 1997 respectively, and (iii) Company C totaled $0 and $318,694 in 1998 and 1997, respectively. Laser product and service sales to all other laser product and service customers for the three month period ending June 30, 1998 were $290,124 as compared to $411,597 for the same period in 1997. In April 1998 and May 1998, Company A and Company B, respectively, notified the Company that they had excess inventories of the Company's products and that future product deliveries would be reduced or delayed. The Company believes, but can give no assurance, that the inventory positions of Company A and Company B are only temporary. However, these reductions or delays will have an adverse impact on laser product and service sales totals for 1998. In December 1997, Company C, as previously reported in the Company's 1997 10-KSB, notified the Company of its desire to cancel the unfilled portion of a purchase order placed with the Company in the fourth quarter of 1997, totaling approximately $507,000. On May 27, 1998, the Company filed a complaint in the Third Judicial Court of Salt Lake County, State of Utah against Company C.

        There were no medical laser system sales for the three months ended
June 30, 1998. This was primarily a result of the inability of the Company's supplier of the diode pumped solid state ("DPSS") laser to deliver a usable laser. The Company has now received from its supplier an improved DPSS laser and believes, but can give no assurance, that the useability issues have now been resolved. The Company plans limited beta site testing in the third quarter of 1998 and thereafter, assuming successful testing, intends to resume manufacturing and full sales activities.

================================================================================

       	Cost of products sold expenditures decreased from $1,049,013 for the three month period ending June 30, 1997 to $610,821 for the same period in 1998, a decrease of $438,192 or 42%. However, as a percentage of Company net sales, cost of products sold were 92% for the three months ended June 30, 1998 as compared to 73% for the same period in 1997, an increase of 19%. This increase was primarily the result of the decrease in the volume of products sold which resulted in increases in labor and overhead cost percentages. Another factor was increased product material costs which resulted primarily from differences in the mix of products manufactured in 1998 as compared to the same period in 1997.

       	Selling, general, and administrative expenses for the three months ended June 30, 1998 were $162,798 as compared to $193,602 for the same period in 1997, a decrease of $30,804 or 16%. This was primarily the result of bad debt expense incurred during the three months ending June 30, 1997 while no bad debt occurred during the same period of 1998.

       	Research and development expenditures for the three months ended June 30, 1998 were $160,717 as compared to $99,143 for the same period in 1997, an increase of $61,574 or 62%. This increase was the result of increased efforts to develop the dermatological and ophthalmic medical systems and to a lesser extent, to meet increased engineering needs during the period ending June 30, 1998 of certain of its customers.

        Royalty expenses decreased from $26,462 for the three months ended June 30, 1997 to $9,497 for the same period in 1998, a decrease of $16,965 or 64%. This decrease was the result of the decrease in the volume (physical quantity) of products sold.

        Interest income and other revenue decreased from $13,521 for the three months ended June 30, 1997 to $6,959 for the same period of 1998, a decrease of $6,562 or 49%.

        The Company recognized a net loss for the three months ended June 30, 1998 of $274,359, or $.32 per share compared to a net profit of $84,919 or $.10 per share for the same period in 1997. This difference was primarily a result of a decrease in the volume of products sold and to a lesser extent to increased engineering expenses, percentage increases in the cost of products sold resulting from the decrease in sales and decreases in interest and other revenue.

================================================================================

Six months ended June 30, 1998.

        Net sales for the six months ended June 30, 1998 were $1,521,407 as compared to $2,420,585 for the same period in 1997, a decrease of $899,178 or 37%. This decrease was a result of a decrease in demand for the Company's laser products and services, totaling $949,178 or 39% which was partially offset by 1998 medical laser system sales totaling $50,000.

        Historically, the Company has experienced fluctuations in the demand for its laser product and service sales due in part to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in demand for customer products which use the Company's products as a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors.

        Laser product and service sales to the Company's three principal customers decreased in the six month period ended June 30, 1998, as compared to the same period in 1997. Sales to (i) Company A totaled $568,142 and $753,454 in 1998 and 1997, respectively, (ii) Company B totaled $379,941 and $474,361 in 1998 and 1997 respectively, and (iii) Company C totaled $0 and $497,466 in 1998 and 1997, respectively. Laser product and service sales to all other laser product and service customers for the six month period ending June 30, 1998 were $573,324 as compared to $695,304 for the same period in 1997. In April 1998 and May 1998, Company A and Company B, respectively, notified the Company that they had excess inventories of the Company's products and that future product deliveries would be reduced or delayed. The Company believes, but can give no assurance, that the inventory positions of Company A and Company B are only temporary. However, these reductions or delays will have an adverse impact on laser product and service sales totals for 1998. In December 1997, Company C, as previously reported in the Company's 1997 10-KSB, notified the Company of its desire to cancel the unfilled portion of a purchase order placed with the Company in the fourth quarter of 1997, totaling approximately $507,000. On May 27, 1998, the Company filed a complaint in the Third Judicial District Court of Salt Lake County, State of Utah against Company C.

        Medical laser system sales for the six months ended June 30, 1998 were below Company expectations. This was primarily a result of the inability of the Company's supplier of the diode pumped solid state ("DPSS") laser to deliver a usable laser. The Company has now received from its supplier an improved DPSS laser and believes, but can give no assurance, that the useability issues have now been resolved. The Company plans limited beta site testing in the third quarter of 1998 and thereafter, assuming successful testing, intends to resume manufacturing and full sales activities.

       	Cost of products sold expenditures decreased from $1,829,016 for the six month period ending June 30, 1997 to $1,413,658 for the same period in 1998, a decrease of $415,358 or 23%. However, as a percentage of Company net sales, cost of products sold were 93% for the six months ended June 30, 1998 as compared to 76% for the same period in 1997, an increase of 17%. This increase was primarily the result of the decrease in the volume of products sold which resulted in increases in labor and overhead cost percentages. Another factor

================================================================================

was increased product material costs which resulted primarily from differences in the mix of products manufactured in 1998 as compared to the same period in 1997.

       	Selling, general, and administrative expenses for the six months ended June 30, 1998 were $374,315 as compared to $382,687 for the same period in 1997, a decrease of $8,372 or 2%.

       	Research and development expenditures for the six months ended June 30, 1998 were $269,660 as compared to $269,384 for the same period in 1997, an increase of $276 or less than 1%.

        Royalty expenses decreased from $43,171 for the six months ended June 30, 1997 to $20,169 for the same period in 1998, a decrease of $23,002 or 53%. This decrease was the result of the decrease in the volume (physical quantity) of products sold.

        Interest income and other revenue decreased from $29,300 for the six months ended June 30, 1997 to $14,001 for the same period of 1998, a decrease of $15,299 or 52%.

        The Company recognized a net loss for the six months ended June 30, 1998 of $542,894, or $.63 per share compared to a net loss of $74,949 or $.09 per share for the same period in 1997. This difference was primarily a result of a decrease in the volume of products sold and to a lesser extent to percentage increases in the cost of products sold resulting from the decrease in sales and decreases in interest and other revenue.



LIQUIDITY AND CAPITAL RESOURCES

        On June 30, 1998, the Company had working capital of $1,382,546 as compared to $1,853,244 at December 31, 1997, a decrease of $470,698 or 25%. This decrease was primarily a result of the operating losses incurred by the Company during the first six months of 1998. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

        Cash equivalents at June 30, 1998 were $324,211 compared to $164,479 on December 31, 1997, an increase of $159,732 or 97%. This increase in the cash equivalent balance was primarily the result of the receipt of payments totaling $534,308 on notes receivable which became due during the first quarter of 1998, and to reduced receivables and inventory balances totaling $779,762. These factors were partially offset by reduced payable and accrued expense balances amounting to $660,955 as well as the operating loss incurred during the first six months of 1998.

================================================================================

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        The Company's Annual Meeting of Shareholders was held May 28, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholders:

        (1) Election of four (4) directors
        (2) Ratify and approve the Laser Corporation 1998 Stock Incentive Plan.
        (3) Approve selection of Tanner + Co. as the independent certified public accountants of the Company for the fiscal year ending December 31, 1998.


        The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, were as follows:

     PROPOSAL 1: ELECTION OF DIRECTORS:

                                                  Withhold
                                         For      Authority   Abstention
                                        -----     ---------   ----------
                                       [C]        [C]         [C]
     B. Joyce Wickham                  775,567        ---        1,250

     Rod O. Julander                   775,567        ---        1,250

     Mark L. Ballard                   775,567        ---        1,250

     Elizabeth A. Whitsett             775,567        ---        1,250


     PROPOSAL 2: RATIFY AND APPROVE THE LASER CORPORATION 1998 STOCK
                 INCENTIVE PLAN
                                                            Broker
                           For      Against   Abstention   Non-Votes
                          -----     -------   ----------   ---------
                        [C]        [C]        [C]          [C]
                         319,021    200,774      3,810      280,240

          Proposal 2 failed to get the required votes to pass.


     PROPOSAL 3: APPROVE SELECTION OF TANNER + CO.:

                           For      Against   Abstention
                          -----     -------   ----------
                        [C]         [C]       [C]
                         582,398       25       194,769

================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					                                    LASER CORPORATION

Date:   August 14, 1998                   /s/ B. Joyce Wickham
                                         ----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   August 14, 1998                   /s/ Reo K Larsen
                                         ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================