Form 10QSB
period 1998-09-30
LASER CORP
filed 1998-11-13
CIK 740726

========================================================================
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB
(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       or

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________


                      Commission File Number 0-13316

                              LASER CORPORATION
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                 Utah                             87-0395567
      --------------------------             ------------------
        (State of Incorporation)              (I.R.S. Employer
                                             Identification No.)
           1832 South 3850 West
           Salt Lake City, UT                        84104
      --------------------------              ------------------
          (Address of principal                    (Zip Code)
             executive office)

                               (801) 972-1311
      ------------------------------------------------------------
               (Issuer's telephone number, including area code)

                               Not Applicable
      ------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   X        No
                               ----     -----

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     The number of shares outstanding of Registrant's Common Stock, par value $0.05 as of November 13, 1998 was 1,387,538 shares.

============================================================================
                LASER CORPORATION AND SUBSIDIARIES

                              INDEX


PART I.     FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets - September 30, 1998 and
            December 31, 1997.

            Consolidated Statements of Operations - Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997.

            Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997.

            Notes to Consolidated Financial Statements - September 30, 1998.


            Item 2.   Management's Discussion and Analysis.



PART II.  OTHER INFORMATION
-------   -----------------

Item 2.    Changes in Securities





SIGNATURES
----------

============================================================================
PART I. FINANCIAL INFORMATION
Item 1.

                     LASER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                         September 30,    December 31,
ASSETS                                       1998             1997
                                           Unaudited
                                         -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents               $   150,985     $   164,479
                                         -------------    -------------

  Receivables:
    Trade receivables                         445,062         902,781
    Less allowance for doubtful
      accounts                                (15,653)         (2,000)
    Other                                         ---           2,325
                                          -------------    -------------
                                              429,409         903,106
                                          -------------    -------------
   Inventories:
    Raw materials                             626,018       1,041,832
    Work in process                           470,399         597,356
    Finished Goods                            253,919         108,586
                                          -------------    -------------
                                            1,350,336       1,747,774
                                           ------------    -------------

  Notes Receivable - current portion              ---          534,308


  Other current assets                          71,146          23,055
                                           -------------    ------------
        Total Current Assets                 2,001,876       3,372,722
                                           -------------    ------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                  1,543,146       1,504,549
  Leasehold improvements                       641,692         641,692
                                           -------------    ------------
                                             2,184,838       2,146,241
  Less accumulated depreciation
    and amortization                        (1,977,598)     (1,882,836)
                                           -------------    ------------
                                               207,240         263,405

OTHER ASSETS                                   131,999         131,999
                                           -------------    ------------
                                          $  2,341,115      $3,768,126
                                           =============    ============






             See accompanying notes to consolidated financial statements

============================================================================
                      LASER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                           September 30,   December 31,
                                               1998            1997
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY      --------------   ------------

CURRENT LIABILITIES
    Trade accounts payable                    $ 536,158      $1,063,560
    Accrued expenses                            202,565         295,918
    Accrued warranty expense                    115,000         160,000
                                           -------------    ------------
    Total Current Liabilities                   853,723       1,519,478
                                           -------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common Stock, $.05 par value;
    Issued & Outstanding - 878,299 shares
        at September 30, 1998 and 867,049 shares
        at December 31, 1997                     43,915          43,353
    Additional paid-in capital                  753,670         731,022
    Retained earnings                           789,807       1,574,273
    Treasury stock, at cost                    (100,000)       (100,000)
                                              -----------    -----------
       Total Stockholders' Equity              1,487,392       2,248,648
                                              -----------    -----------
                                              $2,341,115      $3,768,126
                                              ===========    ===========
























             See accompanying notes to consolidated financial statements

=============================================================================
                          LASER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                            Three months ended        Nine months ended
                        -------------------------- --------------------------
                        September 30, September 30, September 30, September 30,
                             1998         1997          1998          1997
                       -------------- ------------- ------------- ----------
REVENUES:
  Net sales                $ 847,083   $1,261,847   $2,368,491   $3,682,432
  Interest and other inc       3,800       12,092       17,800       41,392
                       -------------- ------------- ------------- -----------
                             850,883    1,273,939    2,386,291    3,723,824
COSTS AND EXPENSES:
  Cost of products sold      721,585      942,430    2,135,243    2,771,446
  Selling, general
    and administrative       249,919      181,604      624,234      564,291
  Research and developmt     106,689      104,103      376,349      373,487
  Royalties                   14,262       29,561       34,431       72,732
  Interest                      ---           ---         ---            76
                        ------------- ------------- ------------ -----------
                           1,092,455    1,257,698    3,170,257    3,782,032
                        ------------- ------------- ------------ -----------
INCOME (LOSS) BEFORE
  INCOME TAXES              (241,572)      16,241     (783,966)     (58,208)

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT            ---          ---         (500)        (500)
                         ------------- ----------- -------------- -----------
NET INCOME (LOSS)         $ (241,572)  $   16,241   $ (784,466)  $  (58,708)
                         ============= =========== ============== ===========

NET INCOME (LOSS) PER SHR $     (.28)  $      .02   $    ( .90)  $     (.09)
                         ============= =========== ============== ===========

Ave. number of shares of
Common Stock outstanding      878,299      710,000      870,840      682,000
                         ============= =========== =============== ==========



















            See accompanying notes to consolidated financial statements

===========================================================================
                     LASER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED September 30, 1998 AND 1997
                                 (Unaudited)
                                                     1998            1997
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $ (784,466)     $ (58,708)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                   94,762         67,717
  (Increase) decrease in assets:
      Net receivables                                473,697        (72,137)
      Inventories                                    397,438       (295,741)
      Other current assets                           (48,091)        (3,073)
      Other assets                                       ---        (69,065)
  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses   (665,755)        81,936
                                                  -----------    -----------
      Net Cash Used in Operating Activities         (532,415)      (349,071)
                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (38,597)       (65,244)
  Payments received on long term notes               534,308        118,137
                                                   ----------     ----------
       Net Cash Provided from Investing Activities   495,711         52,893
                                                   ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES-
  Proceeds from exercise of employee
    stock options                                      23,210           ---
                                                    ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (13,494)      (298,178)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD             164,479        555,204
                                                    ----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $150,985       $259,026
                                                    ==========     ===========















             See accompanying notes to consolidated financial statements

==========================================================================
                        LASER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 1998


 NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.
 Operating results for the three months and the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


 NOTE B - RECLASSIFICATIONS

      Certain 1997 financial statement amounts have been reclassified to conform to 1998 presentations. These amounts were not material reclassifications.

=========================================================================
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


 RESULTS OF OPERATIONS
----------------------

 Three months ended September 30, 1998.

         Net sales for the three months ended September 30, 1998 were $847,083 as compared to $1,261,847 for the same period in 1997, a decrease
 of $414,764 or   33%.  This decrease was a result of a decrease in demand
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

     Laser product and service sales to two of the Company's three principal customers decreased in the three month period ended September 30, 1998, as compared to the same period in 1997. Sales to (i) Company
 A totaled $266,446 and $265,067 in 1998 and 1997, respectively, (ii) Company B totaled $204,130 and $270,589 in 1998 and 1997 respectively, and
 (iii) Company C totaled $70,966 and $414,446 in 1998 and 1997, respectively. Laser product and service sales to all other laser product and service customers for the three month period ending September 30, 1998 were $211,541 as compared to $311,744 for the same period in 1997.

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

     In December 1997, Company C, as previously reported in the Company's 1997 10-KSB, notified the Company of its desire to cancel the unfilled portion of a purchase order placed with the Company in the fourth quarter of 1997, totaling approximately $507,000. On May 27, 1998, the Company filed a complaint in the Third Judicial District Court of Salt Lake County, State of Utah against Company C. Subsequently, Laser Corporation and Company C came to an agreement wherein Company C would purchase laser systems totaling approximately $325,000 scheduled for delivery from August 1998 through March 1999.

     Medical laser system sales for the three months ended September
 30, 1998 total $94,000. Medical sales were hindered primarily as a result of the Company's supplier of the diode pumped solid state ("DPSS") laser to deliver a usable laser. The Company has now received from its supplier an improved DPSS laser and believes, but can give no assurance, that the

===========================================================================
 useability issues have been resolved. The company is continuing its beta site testing and, assuming successful testing, intends to resume manufacturing and full sales activities.

     Cost of products sold decreased from $942,430 for the three month period ending September 30, 1997 to $721,585 for the same period in 1998, a decrease of $220,845 or 23%. However, as a percentage of Company net sales, cost of products sold were 85% for the three months ended September 30, 1998 as compared to 75% for the same period in 1997, an increase of 10%. This increase in the percent of sales was primarily the result of the decrease in the volume of products sold which resulted in increases in labor and overhead cost percentages. Another factor was increased product material costs which resulted primarily from differences in the mix of products manufactured in 1998 as compared to the same period in 1997.

     Selling, general, and administrative expenses for the three months ended September 30, 1998 were $249,919 as compared to $181,604 for the same period in 1997, an increase of $68,315 or 38%. This was primarily the result of increased marketing activities relating to medical laser systems and increased legal fees relating to NASDAQ delisting during the three months ended September 30, 1998 as compared to the same period in 1997.

     Research and development expenditures for the three months ended September 30, 1998 were $106,689 as compared to $104,103 for the same period in 1997, an increase of $2,586 or 2%. This increase was the result of the company's continuing focus on medical product development.

       Royalty expenses decreased from $29,561 for the three months ended September 30, 1997 to $14,262 for the same period in 1998, a decrease of $15,299 or 52%. This decrease was primarily the result of the decrease in the volume (physical quantity) of products sold.

         Interest income and other revenue decreased from $12,092 for the three months ended September 30, 1997 to $3,800 for the same period of 1998, a decrease of $8,292 or 69%. This decrease was primarily a result of a decrease in miscellaneous income.

         The Company recognized a net loss for the three months ended September 30, 1998 of $241,572, or $.28 per share compared to a net profit of $16,241 or $.02 per share for the same period in 1997. This difference was primarily a result of a decrease in the volume of products sold causing increases in the labor and overhead portions of the cost of products sold and to a lesser extent increased selling, general and administrative expenses and decreased interest and other income.


 Nine months ended September 30, 1998.

         Net sales for the nine months ended September 30, 1998 were $2,368,491 as compared to $3,682,432 for the same period in 1997, a decrease of $1,313,941 or 36%. This decrease was a result of a decrease in demand for the Company's laser products and services, totaling $1,457,941 or 39% which was partially offset by 1998 medical laser system sales totaling $144,000.

===========================================================================
         Historically, the Company has experienced fluctuations in the demand for its laser product and service sales due in part to (i) changes in the quantity of Company products held in inventory by its customers,
 (ii) changes in demand for customer products which use the Company's products as a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors.

          Laser product and service sales to the Company's three principal customers decreased in the nine month period ended September 30, 1998, as compared to the same period in 1997. Sales to (i) Company A totaled $834,608 and $1,018,521 in 1998 and 1997, respectively, (ii) Company B totaled $584,071 and $744,950 in 1998 and 1997 respectively, and (iii) Company C totaled $70,966 and $911,120 in 1998 and 1997, respectively. Laser product and service sales to all other laser product and service customers for the nine month period ending September 30, 1998 were $878,865 as compared to $1,007,048 for the same period in 1997.

     In April 1998 and May 1998, Company A and Company B, respectively, notified the Company that they had excess inventories of the Company's products and that future product deliveries would be reduced or delayed. The Company believes, but can give no assurance, that the inventory positions of Company A and Company B are only temporary. However, these reductions or delays will have an adverse impact on laser product and service sales totals for 1998. Sales to Company A and Company B in the nine month period ending September 30, 1998 were consistent, but lower than in past quarters.

     In December 1997, Company C, as previously reported in the Company's 1997 10-KSB, notified the Company of its desire to cancel the unfilled portion of a purchase order placed with the Company in the fourth quarter of 1997, totaling approximately $507,000. On May 27, 1998, the Company filed a complaint in the Third Judicial District Court of Salt Lake County, State of Utah against Company C. Subsequently, Laser Corporation and Company C came to an agreement wherein Company C would purchase laser systems totaling approximately $325,000 scheduled for delivery from August 1998 through March 1999.

          Medical laser system sales for the nine months ended September 30, 1998 total $144,000. Medical sales were hindered as a result of the inability of the Company's supplier of the diode pumped solid state ("DPSS") laser to deliver a usable laser. The Company has now received from its supplier an improved DPSS laser and believes, but can give no assurance, that the useability issues have been resolved. The Company is continuing its beta site testing and, assuming successful testing, intends to resume manufacturing and full sales activities.

     Cost of products sold decreased from $2,771,446 for the nine month period ending September 30, 1997 to $2,135,243 for the same period in 1998, a decrease of $636,203 or 23%. However, as a percentage of Company net sales, cost of products sold were 90% for the nine months ended September 30, 1998 as compared to 75% for the same period in 1997, an increase of 15%. This increase was primarily the result of the decrease in the volume of products sold which resulted in increases in labor and overhead cost percentages. Another factor was increased product material costs which resulted primarily from differences in the mix of products manufactured in 1998 as compared to the same period in 1997.

============================================================================
     Selling, general, and administrative expenses for the nine months ended September 30, 1998 were $624,234 as compared to $564,291 for the same period in 1997, an increase of $59,943 or 11%. This was primarily the result of increased marketing activities relating to medical laser systems and increased legal fees relating to NASDAQ delisting during the nine months ended September 30, 1998 as compared to the same period in 1997.

     Research and development expenditures for the nine months ended September 30, 1998 were $376,349 as compared to $373,487 for the same period in 1997, an increase of $2,862 or less than 1%.

     Royalty expenses decreased from $72,732 for the nine months ended September 30, 1997 to $34,431 for the same period in 1998, a decrease of $38,301 or 53%. This decrease was the primarily a result of the decrease in the volume (physical quantity) of products sold.

         Interest income and other revenue decreased from $41,392 for the nine months ended September 30, 1997 to $17,800 for the same period of 1998, a decrease of $23,592 or 57%. This decrease was primarily a result of a decrease in miscellaneous income.

         The Company recognized a net loss for the nine months ended September 30, 1998 of $784,466, or $.91 per share compared to a net loss of $58,208 or $.09 per share for the same period in 1997. This difference was primarily a result of a decrease in the volume of products sold causing increases in the labor and overhead portions of the cost of products sold and to a lesser extent increased selling, general and administrative expenses and decreased interest and other income.


 LIQUIDITY AND CAPITAL RESOURCES

          On September 30, 1998, the Company had working capital of $1,148,153 as compared to $1,853,244 at December 31, 1997, a decrease of $705,093 or 38%. This decrease was primarily a result of the operating losses incurred by the Company during the first nine months of 1998. Essentially all of the Company's working capital requirements have been financed by internally generated funds.

     Net cash used in operating activities totaled $532,415 for the nine months ended September 30, 1998. Net cash provided by investing activities amounted to $495,711 for the nine months ended September 30, 1998. The majority of this was provided by receipts from a long-term note. Net cash provided by financing activities was $23,210 from proceeds from the exercise of employee stock options. Cash equivalents at September 30, 1998 were $150,985 compared to $164,479 on December 31, 1997, a decrease of $13,494 or 8%.

 YEAR 2000 ISSUE

     The Company is aware of the issues associated with programming codes in existing computer systems as the millennium (year 2000) approaches.
 The Company has completed the upgrading of its design engineering software and believes, but can give no assurance, that this software is Year 2000 compliant. However, the accounting and material management system is not compliant. The company has only conducted preliminary research into a replacement accounting and material management system. The Company plans to conduct detailed analyses and evaluations of alternative Year 2000

============================================================================
 compliant systems which will replace the current system beginning in December 1998. The company plans to acquire and implement a new system within the first six months of 1999. Until the new accounting and material management system is implemented, however, the Company could be adversely affected beginning in the year 2000 since many computer applications could fail.

     Beginning in December 1998 the Company will require confirmations from the Company's primary vendors and customers stating whether their systems are year 2000 compliant or what plans are being developed to address the issue. Management has not yet fully assessed the year 2000 compliance expense and related potential effect on the Company's earnings.


 PART II.  OTHER INFORMATION
           -----------------

 ITEM 2. CHANGES IN SECURITIES
         ---------------------

     On October 9, 1998 the Company filed form 8-K with the Securities and Exchange Commission. The Company issued 521,739 shares of its common stock for a total offering price of $600,000. No underwriting discount or commission was paid. The company issued the shares in reliance on exemptions from registration provided by Rule 506 of Regulation D and
 Section 4(a) of the Securities Act of 1933, as amended. The sale was made to one accredited investor who had a prior existing relationship with the Company. No other offers were made.

 ===========================================================================
                            SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LASER CORPORATION

 Date:   November 13, 1988                 /s/ B. Joyce Wickham
      ----------------------              -----------------------------
                                          B. Joyce Wickham
                                          President, Chief Executive Officer
                                          Treasurer and Director

 Date:   November 13, 1988                 /s/ Todd G. Loosle
      ----------------------               -----------------------------
                                           Todd G. Loosle
                                           Controller

=============================================================================
                             SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                LASER CORPORATION

 Date:   November 13, 1998
      --------------------------          ------------------------------
                                          B. Joyce Wickham
                                          President and Chief Executive Officer
                                          Treasurer and Director

 Date:   November 13, 1998
      --------------------------          -------------------------------
                                          Todd G. Loosle
                                          Controller

==========================================================================