Form 10KSB
period 1998-12-31
LASER CORP
filed 1999-03-31
CIK 740726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
For the fiscal year ended                 December 31, 1998
Commission File No.                       0-13316
                             LASER CORPORATION
            (Name of small business issuer in its charter)

              Utah                                           87-0395567
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

1832 South 3850 West, Salt Lake City, Utah                     84104
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:       (801) 972-1311
Securities registered under Section 12(b) of the Exchange Act:

           Title of each class                    Name of each exchange on
                                                      which registered
              (None)                                      (None)
         Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.05 per share
                                (Title of class)

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

Issuer's revenues for its most recent fiscal year.  $3,336,105

As of March 15, 1999, 1,387,538 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon closing price of $1.75 per share of these shares on February 26, 1999) was approximately $1,019,210.

                      Documents Incorporated by Reference:
Proxy Statement for the May 25, 1999 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1998. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period (Part III of this report).

                                     PART I


ITEM 1. BUSINESS
----------------

     During 1998, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing laser products through its wholly-owned subsidiary, American Laser Corporation and in the business of designing and marketing medical laser systems through its wholly-owned subsidiary, American Laser Medical, Inc.

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

     In June 1996, the Company established two developmental stage subsidiaries, American Laser Medical, Inc.("ALM") and American Laser Software, Inc. ("ALS") to develop and market retail medical products. ALM (doing business as A.R.C. Laser Corporation) designs and markets medical laser systems for the dermatological and ophthalmic marketplace. ALS was inactive during 1998.

     The Company's 1998 Annual Meeting of Stockholders was held on May 28, 1998.
At  that  meeting,   the  proposed  slate  of  Directors  was  elected  but  the
Shareholders failed to approve the Laser Corporation 1998 Stock Incentive plan.


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

     During 1998, the Company was limited in its expansion into the retail medical marketplace due primarily to the inability of the supplier of the diode pumped solid state laser to deliver a useable laser which is a component in the Company's medical products. The Company is continuing its development of new medical products including the NuvoLase and Classic series of medical laser systems for dermatological procedures for the treatment of vascular and pigmented lesions, and the ophthalmic medical laser systems for use in retinal and macular photocoagulation and trabeculoplasty.

     Company procedures include performing quality tests on its laser products and medical laser systems prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although warranty terms, or the level of warranty coverage and the warranty period, are subject to negotiation. Currently, the Company also offers a standard warranty period of two years on one model of its medical laser systems. Two of the largest OEM customers of the Company have modified warranty terms and warranty periods. Company A has an operating hour or calendar warranty period, whichever expires first. The calendar warranty period exceeds one year on certain models. Company B has a warranty period which exceeds one year. At December 31, 1998, the reserve for anticipated warranty expenses for Company products which had been sold as of that date was $115,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The Company's laser products are generally returned for service or repair to the Company at its Salt Lake City, Utah, facility, while the Company's medical laser systems are serviced and repaired either at their point of use, at the applicable distributor's facility, or at the Company's Salt Lake City, Utah, facility.

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

     The Company sells or has sold laser products to over 100 customers worldwide. For the year ended December 31, 1998, two companies each accounted for more than 10% of the Company's sales. Company A and B accounted for 37% and 23%, respectively, of the Company's 1998 sales. For the year ended December 31, 1997, three companies accounted for over 10% of the Company's sales. Company A, B, and C, accounted for 29%, 22% and 20% respectively, of the 1997 sales.

     Customers typically fulfill their laser product requirements by placing purchase orders with the Company which are generally filled and shipped within the customer's requested delivery schedule. Laser product sales to and purchase orders received from customers typically can be expected to fluctuate in part due to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in end user demand for customer products which use or incorporate the Company's laser products, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors. The Company's backlog of new product and service orders for its laser products and medical laser systems as of December 31, 1998 was approximately $807,637, as compared to approximately $1,680,000 on December 31, 1997. Based on past experience, the Company anticipates that substantially all of its unfilled orders for laser products will be delivered in 1999.

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

     The Company typically invoices its laser product customers upon product shipment. Payment on approved credit terms is generally due in 30 days after date of invoice, but such terms can vary, especially in the case of foreign sales. Collection of trade accounts receivable typically occurs within 30 to 45 days after invoice.


           Medical Laser Systems

     Management has recently expanded the Company's business into dermatological and ophthalmic medical laser systems. The Company commenced the production and sale of its NuvoLase 532 medical laser system for dermatology in October 1997. However, its ability to market and sell its medical laser systems during 1998 was adversely affected by usability issues regarding a diode pumped solid state laser component supplied to the Company by an outside vendor. The Company believes, but can give no assurance, that these useability issues have been resolved. For the year ended December 31, 1998, medical laser system sales accounted for 5.3% of the Company's sales. The Company is in the final development stage of its ophthalmic products and has applied for and just received classification of its improved models of the ophthalmic devices from the Food and Drug Administration ("FDA") of the United States Department of Health and Human Services. The Company anticipates, but cannot guarantee, that sales of its ophthalmic products will commence in 1999. The Company has entered into an agreement with A.R.C. AG, Switzerland, a company owned and controlled by Reinhardt Thyzel, a director and the majority shareholder of the Company, pursuant to which the Company and A.R.C. AG will distribute the products of the other. In addition to the use of advertising in trade publications, direct mail advertising and attendance at medical conventions and workshops, the Company is now using sales agents, distributors and strategic partners to market and sell its medical laser systems. The Company has qualified its initial sales agents, distributors and strategic partners for its medical laser systems and is now in the process of identifying additional qualified sales agents, distributors and strategic partners in the United States and internationally.

     The Company typically invoices the retail purchaser of its medical laser systems on a 10% down, balance due on delivery/installation, but such terms can vary. Payment on approved credit terms to distributors and strategic partners is generally net 30 days after date of invoice, but such terms can vary. Collection of trade accounts receivable typically occurs within 30 to 45 days.


     Foreign Sales
     -------------

     The Company sells a majority of its laser products to customers in Europe and other foreign countries. The Company's two largest customers for laser products in 1998 were foreign customers. Foreign sales to these two customers, accounted for approximately 29% and 23% respectively, of the total laser products sales during 1998. Total sales to all foreign customers accounted for approximately 71% of the Company's total sales. (See Note 13 to Consolidated Financial Statements for further discussion).


     Manufacturing and Suppliers
     ---------------------------

     The Company relies upon unaffiliated suppliers for components used in the fabrication of its laser products. For most components, the Company is not dependent upon any one particular supplier, and with the exception of certain deliveries of acceptable optical components on a timely basis, has not experienced significant delays in obtaining components. Currently, certain components utilized in the manufacture of the products are available from a limited number of suppliers or a sole supplier. The Company believes that its operations could be adversely affected in the event that it is unable to obtain components on a timely basis from these suppliers.

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

     The Company's raw material inventory at December 31, 1998 was $674,851, with an allowance of obsolete inventory of $211,416, work in process inventory was $451,356, and the remaining $52,931 was finished goods inventory.


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

     Certain of the Company's current or future competitors have substantially greater financial, technical, manufacturing, marketing and other resources as well as a broader range of products than the Company. There can be no assurance that competition will not adversely affect the Company's business, results of operations, or ability to maintain or increase it market share which could be adversely affected.


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

     The Company's medical laser systems with applications in the fields of dermatology and ophthalmology are regulated as medical devices by the FDA and the CDRH under the federal Food, Drug and Cosmetic Act. As such, these devices require premarket clearance by the FDA prior to commercialization. The FDA classifies medical devices in commercial distribution into one of three classes:
Class I, II or III. This classification is based on the control the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devises. The Company's laser based medical products are classified as Class II devices. If a manufacturer of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class II medical device the manufacturer may seek FDA clearance for the device by filing a submission of a premarket notification to the CDRH, Office of Device Evaluation, in accordance with Section 510(k) of the federal Food, Drug, and Cosmetic Act.

     The Company submitted the required Section 510(k) premarket notification to the FDA and the CDRH seeking classification of both its argon gas, krypton gas and diode pumped solid state laser systems for ophthalmic and dermatological applications and received its 510(k) clearance to market these systems.

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

     Certain of the Company's medical products manufactured and sold in foreign countries are required to comply with the European Community's Medical Device Directive ("MDD") (93/42/EEC). In addition, certain non-medical lasers sold in foreign countries are required to comply with the European Community's Electromagnetic Compatibility Directive (89/336/EEC) and Low Voltage Directive (72/23/EEC). The Company has received its applicable certification of compliance on a number of its products and others are currently in process.

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


     Product Development
     -------------------

     The Company continues to be engaged in the development of medical laser systems and laser products. In 1998, the Company maintained its narrowed engineering focus to that of laser-based dermatological and ophthalmic medical systems and to a lesser extent to the product needs of certain of its OEM laser products customers.

     The Company booked expenses of $583,602 in 1998 and $511,544 in 1997 on research and development activities.


     Insurance
     ---------

     The Company carries product liability insurance on its laser products and medical laser systems to a maximum of $4,000,000.

     Compliance with Environment Laws
     --------------------------------

     The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.


     Employees
     ---------

     On December 31, 1998, the Company had 45 full-time equivalent employees: 5 in general and administrative services, 27 in manufacturing and support services, 9 in Engineering, and 4 in management and marketing.



ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The Company's administrative offices and assembly facilities for its laser products are located in a building of approximately 46,000 square feet in Salt Lake City, Utah, which is owned by Dr. William H. McMahan, a significant shareholder and former Chairman, President and Chief Executive Officer of the Company. The Company leases the building from Dr. McMahan pursuant to a lease agreement which terminates on April 30, 1999. The annual base rent for this facility is $236,725. The Company anticipates vacating this facility upon the expiration of the lease. The Company has signed a ten year lease, commencing May 1, 1999, with an unrelated party for a new facility for its administrative offices, research and development, and assembly functions. The new facility is approximately 32,300 square feet and is located in Salt Lake City, Utah.

      The Company believes that these facilities are currently more than adequate for its activities.



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

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's common stock was historically, through October 7, 1998, traded on the NASDAQ Small-Cap Market tier of the NASDAQ Stock Market under the symbol LSER. Effective with the close of business on October 7, 1998, the Company's common stock was delisted from the Nasdaq Small-cap Market for failure to meet the minimum net tangible asset requirement. The Company's common stock is now traded on the OTC Bulletin Board under the symbol LSER. The following table sets forth the prices for the periods as indicated. The high and low sales price are used in reporting. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                      High              Low
                                      ----              ---

    1998   First quarter            $ 4.60            $ 2.10
    ----
           Second quarter             3.50              1.00
           Third quarter              2.50              1.00
           Fourth quarter             1.6875            1.0625


    1997   First quarter            $ 3.75            $ 2.375
    ----
           Second quarter             4.625             1.3125
           Third quarter              5.75              2.25
           Fourth quarter             6.6875            2.875


     As of December 31, 1998 there were approximately 520 beneficial holders of the Company's Common Stock.

     On December 16, 1997, the Board of Directors declared a five-for-four stock dividend which was issued on February 18, 1998 to the shareholders of record as of January 30, 1998.

     The Company did not pay cash dividends on its common stock in 1998 and it does not anticipate paying any cash dividends thereon in the foreseeable future.

     On October 9, 1998, the Company issued 521,739 shares of its common stock to Reinhardt Thyzel for the purchase price of $600,000. No underwriters were engaged to sell the stock and no underwriting discounts or commissions were paid. The securities were offered pursuant to an exception from registration under Section 4(2) of the Securities Act of 1933. Mr. Thyzel is a sophisticated investor who has dealt with the Company for several years. He is also a resident of Switzerland. The proceeds of the offering were used for working capital purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to management. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes thereto appearing elsewhere herein.


     Results of Operations
     ---------------------

     Net sales for the year ended December 31, 1998, were $3,310,719 as compared to $5,074,232 for the same period in 1997, a decrease of $1,763,513 or 35%. This decrease was primarily a result of decreases in laser product and service sales during 1998 to three of the Company's larger customers totaling $1,387,884. Laser product and service sales to all other customers during 1998 decreased by $379,125. Medical laser system sales during 1998 were $176,000, an increase of $3,496 from the previous year.

     For many years, fluctuations in laser product and service sales have been influenced by (i) changes in the quantity of Company products held in inventory by its OEM customers, (ii) changes in end user demand for OEM customer products in which the Company's laser products are a component part, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers and (iv) various other factors. The Company's decrease in net sales for 1998 was primarily a result of a downward fluctuation in demand for its laser products and service sales.

     Examples  of such  recurring  fluctuations  from period to period are laser products and service sales to (i) Company A which totaled $1,230,521, $1,472,790, and $1,042,748 for 1998, 1997, and 1996 respectively, (ii) Company B which  totaled  $755,929,  $1,125,519,  and  $697,591 for 1998,  1997,  and 1996
respectively, and Company C which totaled $213,859, $989,883, and $275,964 for 1998, 1997, and 1996 respectively.

     Cost of products sold as a percentage of the Company's net sales increased from 77% in 1997 to 95% in 1998, exclusive of a write off of obsolete and slow moving inventory of $275,889. This increase was primarily the result of (i) a decrease in the volume of products produced and sold which resulted in unit increases in labor and overhead costs, and (ii) increased material costs which resulted primarily from differences in the mix of products manufactured in 1998 as compared to the same period in 1997.

     Selling, general and administrative costs for the year ended December 31, 1998 were $993,226, or 30% of net sales, as compared to $856,263, or 17% of net sales, for the same period in 1997, an increase of $136,963, or 16%. This increase was primarily the result of an increase in marketing, advertising, and other start-up related costs of the Company's dermatological and ophthalmic medical laser systems.

     Research and development expenditures for the year ended December 31, 1998 were $583,602 as compared to $511,544 for the same period in 1997, an increase of $72,058 or 14%. This increase was primarily the result of the Company's continuing engineering efforts focusing on laser based dermatological and ophthalmic medical systems, to a lesser extent the product needs of certain of the Company's OEM customers and to certain accounting adjustments.

     Royalty expenses decreased from $91,293 in 1997 to $50,814 during 1998, a decrease of $40,479 or 44%. This decrease was the result of the decrease in laser product and service sales during 1998.

     Interest income and other revenue for the year ended December 31, 1998 was $25,386 as compared to $52,076 for the same period in 1997, a decrease of $26,690 or 51%.

     The Company recognized a net loss for the year ended December 31, 1998 of $1,710,252 or $1.57 per share. This compares to a net loss for the same period in 1997 of $254,608 or $.30 per share, an increased loss of $1,455,644. This difference was a result of a decrease in the volume of products sold causing increases in the unit cost of products sold, year-end inventory adjustments, the Company's inability to more aggressively market and sell its medical laser systems in 1998 and to a lesser extent increased selling, general and administrative expenses and decreased interest and other income.

     On December 31, 1998 the Company had net operating loss carryforwards for tax purposes of approximately $4,925,000 available to offset future taxable income. The loss carryforwards will begin to expire in the year 2004.


     Liquidity and Capital Resources
     -------------------------------

     On December 31, 1998, the Company had working capital of $818,603 as compared to $1,853,244 at December 31, 1997, a decrease of $1,034,641 or 56%. Cash equivalents at December 31, 1998 were $531,734 as compared to $164,479 on December 31, 1997, an increase of $367,255, or 223%.

     The decrease in working capital was primarily the result of the net loss experienced during 1998 which was partially offset by cash proceeds from sales of the Company's common stock. Other significant factors affecting working capital include decreases in receivables, inventory, payables and payments received on long-term notes.

     Currently,   the   Company  has  no   material   commitments   for  capital
expenditures, and has not entered into any agreements for additional sources of borrowing or capital.

     Year 2000 Issue
     ---------------

     The Company is aware of the issues associated with programming codes in existing computer systems as the millennium (year 2000) approaches. The Company has completed the upgrading of its design engineering software and believes, but can give no assurance, that this software is year 2000 compliant. However, the accounting and material management system is not compliant. The Company has conducted preliminary research into replacement accounting and material management system. The Company plans to acquire and implement a new system in the third quarter 1999. If the new accounting and material management system is not implemented as planned, the Company could be adversely affected beginning in the year 2000 since many computer applications could fail.

     The Company has requested or will request confirmations from the Company's principal vendors stating whether their systems are year 2000 compliant or what plans are being developed to address the issue. Management has not yet fully assessed the year 2000 compliance expense and related potential effect on the Company's earnings.


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

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

                                     PART IV



ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------

         (a)      Exhibits

               3 (i)  -  *Articles of Incorporation, as amended

                 (ii) -   Bylaws with amendments

               4 (a)  -  *Specimen Stock Certificate

                 (b)  -  *Incentive Stock Option Plan

                 (c)  -  *Non-Statutory Stock Option Plan

                 (d)  -   1998 Stock Incentive Plan

                 (e)  -  *Lease Agreement between Dr. McMahan and American Laser

                 (f)  -  *Amendment to Lease  Agreement  between Dr. McMahan and
                          American Laser

                 (g)  -   Lease Agreement between NP#2, LLC and Registrant.

                 (h)  -  *Stock  Purchase  Agreement dated as of January 1, 1995 between Barrie Brewer, Brad Brewer and Jean Brewer and Registrant.

                 (i)  -  *Stock Redemption Agreement dated as of January 1, 1995 between Pro Med Co. and Registrant.

                 (j)  -   Stock  Purchase  Agreement  dated as of August 5, 1998
                          between Reinhardt Thyzel and Registrant.

               21     -   Statement re:  Subsidiaries of the Registrant

      (b) The Company filed a report on Form 8-K dated October 9, 1998 to report the execution of a stock purchase agreement wherein the Company issued 521,739 shares of common stock in a private placement for $600,000.













------------------

*  Previously filed and incorporated herein by reference

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LASER CORPORATION


By:  /s/ B. Joyce Wickham                         Date    March 29, 1999
     -----------------------------------          ----------------------------
     B. Joyce Wickham
     President & Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                      Date


/s/ B. Joyce Wickham                                March 29, 1999
----------------------------------------        ----------------------
B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                 March 29, 1999
----------------------------------------        ----------------------
Mark L. Ballard
Vice President and Director


/s/ Rod O. Julander                                 March 29, 1999
----------------------------------------        ----------------------
Rod O. Julander
Secretary and Director


/s/ Elizabeth A. Whitsett                           March 29, 1999
----------------------------------------        ----------------------
Elizabeth A. Whitsett
Director


/s/ Reinhardt Thyzel                                March 29, 1999
----------------------------------------        ----------------------
Reinhardt Thyzel
Director


/s/ Todd G. Loosle                                  March 29, 1999
----------------------------------------        ----------------------
Todd G. Loosle
Controller

                               LASER CORPORATION

                              Financial Statements
                           December 31, 1998 and 1997

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------






                                                                     Page
                                                                     ----

Independent auditors' report                                          F-2

Consolidated balance sheet                                            F-3

Consolidated statement of operations                                  F-4

Consolidated statement of stockholders'
equity                                                                F-5

Consolidated statement of cash flows                                  F-6

Notes to consolidated financial statements                            F-8

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Laser Corporation


We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has incurred operating losses and has been unable to generate cash flows from operations for three consecutive years, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       TANNER+CO.


Salt Lake City, Utah
March 3, 1999



                                                                        LASER CORPORATION AND SUBSIDIARIES

                                                                                Consolidated Balance Sheet

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------



                                                                             1998              1997
                                                                       -----------------------------------
              Assets
              ------

Current assets:
     Cash and cash equivalents                                         $         531,734 $         164,479
     Receivables, net                                                            319,091           903,106
     Inventories                                                                 967,722         1,747,774
     Notes receivable - current portion                                                -           534,308
     Other current assets                                                         72,733            23,055
                                                                       -----------------------------------

                  Total current assets                                         1,891,280         3,372,722

Equipment and leasehold improvements, net                                        212,801           263,405
Other assets                                                                     130,203           131,999
                                                                       -----------------------------------

                                                                       $       2,234,284 $       3,768,126
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------


              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                                  $         756,078 $       1,063,560
     Accrued expenses                                                            201,599           295,918
     Accrued warranty expense                                                    115,000           160,000
                                                                       -----------------------------------

                  Total current liabilities                                    1,072,677         1,519,478
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Common stock, $.05 par value, 10,000,000 shares
       authorized; 1,400,038 and 867,049 shares issued,
       respectively                                                               70,003            43,353
     Additional paid-in capital                                                1,327,583           731,022
     Retained earnings (deficit)                                                (135,979)        1,574,273
     Treasury stock, at cost                                                    (100,000)         (100,000)
                                                                       -----------------------------------

                  Total stockholders' equity                                   1,161,607         2,248,648
                                                                       -----------------------------------

                                                                       $       2,234,284 $       3,768,126
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-3


                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                                      Consolidated Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                                             1998              1997
                                                                        -----------------------------------
Revenues:
   Net sales                                                           $       3,310,719 $       5,074,232
     Interest and other income                                                    25,386            52,076
                                                                       -----------------------------------

                                                                               3,336,105         5,126,308
                                                                       -----------------------------------

Cost and expenses:
     Cost of products sold                                                     3,142,826         3,921,740
     Write off of inventory                                                      275,889                 -
     Selling, general and administrative                                         993,226           856,263
     Research and development                                                    583,602           511,544
     Royalties                                                                    50,814            91,293
     Interest                                                                          -                76
                                                                       -----------------------------------

                                                                               5,046,357         5,380,916
                                                                       -----------------------------------

Loss before income taxes                                                      (1,710,252)         (254,608)

Benefit for income taxes                                                               -                 -
                                                                       -----------------------------------

Net loss                                                               $      (1,710,252) $       (254,608)
                                                                       -----------------------------------

Loss per share - basic and diluted                                     $           (1.57) $           (.30)
                                                                       -----------------------------------






----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-4



                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                            Consolidated Statement of Stockholders' Equity

                                                                    Years Ended December 31, 1998 and 1997
----------------------------------------------------------------------------------------------------------











                                               Additional   Retained
                            Common Stock        Paid-In     Earnings       Treasury Stock
                      ------------------------                        ------------------------
                         Shares      Amount     Capital    (Deficit)     Shares      Amount      Total
                      ------------------------------------------------------------------------------------
Balance at
January 1, 1997            682,088  $   34,105  $  701,537 $ 1,837,554    10,000 $ (100,000) $  2,473,196

Issuance of common
stock for cash               5,500         275      10,285           -         -          -        10,560

Issuance of common
stock for services           6,000         300      19,200           -         -          -        19,500

Stock split-up effected in
the form of a dividend     173,461       8,673           -      (8,673)    2,500          -             -

Net loss                         -           -           -    (254,608)        -          -      (254,608)
                      ------------------------------------------------------------------------------------

Balance at
December 31, 1997          867,049      43,353     731,022   1,574,273    12,500   (100,000)    2,248,648

Issuance of common
stock for cash             532,989      26,650     596,561           -         -          -       623,211

Net loss                         -           -           -  (1,710,252)        -          -    (1,710,252)
                      ------------------------------------------------------------------------------------

Balance at,
December 31, 1998        1,400,038 $    70,003 $ 1,327,583 $  (135,979)   12,500 $ (100,000) $  1,161,607
                      ------------------------------------------------------------------------------------








-------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-5


                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                             1998              1997
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $      (1,710,252) $      (254,608)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                           138,027          103,040
         Provision for losses on accounts receivable                              23,000          (54,000)
         Increase in other assets                                                      -          (69,003)
         Gain on disposal of asset                                                     -              (69)
         Issuance of common stock for services                                         -            19,500
     (Increase) decrease in:
         Receivables                                                             561,015         (276,968)
         Inventories                                                             780,052         (458,771)
         Other assets                                                            (47,882)          11,774
     Increase (decrease) in:
         Accounts payable and accrued expenses                                  (401,801)         485,982
         Accrued warranty expense                                                (45,000)          60,000
                                                                       -----------------------------------

                  Net cash used in
                  operating activities                                          (702,841)        (433,123)
                                                                       -----------------------------------

Cash flows from investing activities:
     Purchase of property and equipment                                          (87,423)        (145,270)
     Proceeds from notes receivable                                              534,308          176,284
     Proceeds from sale of property and equipment                                      -              824
                                                                       -----------------------------------

                  Net cash provided by
                  investing activities                                           446,885           31,838
                                                                       -----------------------------------

Cash flows from financing activities-
     proceeds from issuance of common stock                                      623,211           10,560
                                                                       -----------------------------------

Increase (decrease) in cash and cash equivalents                                 367,255         (390,725)

Cash and cash equivalents, beginning of year                                     164,479          555,204
                                                                       -----------------------------------

Cash and cash equivalents, end of year                                 $         531,734 $        164,479
                                                                       -----------------------------------






----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-6

                                              LASER CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------




Supplemental disclosure of noncash transactions:

The Company recorded an investment of $69,003 in exchange for services, during the year ended December 31, 1997.

During the year ended December 31, 1997, the Company capitalized retained earnings of $8,673 due to the issuance of a 25% stock split-up effected in the form of a dividend.

Supplemental disclosures of cash flow information:


                                                        Years Ended
                                                        December 31,
                                             -----------------------------------
                                                   1998              1997
                                             -----------------------------------

         Interest paid                        $       -      $           76
                                             -----------------------------------

         Income taxes paid                    $       -      $            -
                                             -----------------------------------





--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                             F-7

                                              LASER CORPORATION AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements

                                                      December 31, 1998 and 1997
--------------------------------------------------------------------------------



1.   Organization and Summary of Significant Accounting Policies

Organization and Principles of Consolidation
The consolidated financial statements include the accounts of Laser Corporation (Laser) and its wholly-owned subsidiaries, American Laser Corporation (American Laser), American Laser Software, Inc. (ALS), and American Laser Medical, Inc.
(ALM) (the Company) located in Salt Lake City, Utah. All significant intercompany account balances and transactions have been eliminated in consolidation.


The Company is engaged in designing, manufacturing, marketing and servicing of laser products and medical laser systems.


Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid certificates of deposit with maturities of three months or less to be cash equivalents.


Inventories
Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method.


Equipment and Leasehold Improvements
Equipment and leasehold improvements are recorded at cost, less accumulated depreciation. Depreciation on equipment and leasehold improvements is determined using the straight-line and declining balance methods over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of equipment and leasehold improvements are reflected in net income.


Income Taxes
Deferred income taxes are provided for temporary differences in reporting income for financial statement and tax purposes, arising primarily from depreciation and accrued liabilities.


Warranty Costs
The Company records the estimated cost of warranty obligations on laser products and medical laser systems at the time the related products are sold.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Summary of Significant Accounting Policies Continued

Loss Per Common Share
Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

Concentration of Credit Risk
The Company designs, manufactures, markets and provides service on lasers and related laser systems which are primarily used by original equipment manufacturers in both domestic and foreign markets. These laser products are used in items such as printers, medical instruments, entertainment products and other applications. The Company grants credit in these markets without requiring collateral to substantially all its customers.


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


Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Summary of Significant Accounting Policies Continued

Reclassifications
Certain reclassifications have been made to the prior period's financial statements in order to conform them to the classifications used for the current year.


2.   Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 1998, 1997 and 1996 the Company incurred losses of $1,710, 252, $254,608 and
$688,024, respectively. Additionally the Company has been unable to generate cash flows from operations and has for the years ended December 31, 1998, 1997 and 1996 used cash in operating activities of $702,841, $433,123 and $448,476, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is active in the development of new products that will increase the Company's versatility in the laser products market. There is no assurance that the Company will be successful.



--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Detail of Certain Balance Sheet Accounts

                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------
Receivables:
     Trade receivables                  $          344,091  $       902,781
     Less allowance for doubtful
       accounts                                    (25,000)          (2,000)
     Other                                               -            2,325
                                        -----------------------------------

                                        $          319,091  $       903,106
                                        -----------------------------------

Inventories:
     Raw materials                      $          674,851 $      1,186,832
     Work-in-process                               451,356          597,356
     Finished goods                                 52,931          108,586
     Reserve for obsolescence                     (211,416)        (145,000)
                                        -----------------------------------

                                        $          967,722 $      1,747,774
                                        -----------------------------------


4.   Notes Receivable

Notes receivable consist of the following:


                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Note receivable from ProMed in
monthly installments of $16,121,
including interest at 7.5%, secured
by common stock of the debtor           $         -        $        372,034

Non interest bearing note
receivable from ProMed secured
by common stock of the debtor                     -                 162,274
                                        -----------------------------------

                                        $         -        $        534,308
                                        -----------------------------------

The total balance on both outstanding notes was received in January and February 1998.



--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:


                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Equipment                               $        1,591,972 $      1,504,549
Leasehold improvements                             641,692          641,692
                                        -----------------------------------

                                                 2,233,664        2,146,241

Less accumulated depreciation
 and amortization                               (2,020,863)      (1,882,836)
                                        -----------------------------------

                                        $          212,801 $        263,405
                                        -----------------------------------



6.   Income Taxes

The benefit for income taxes differs from the amount computed at federal statutory rates as follows:


                                                    Years Ended
                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Income tax benefit at statutory
  rates                                 $          581,000 $         83,000
Change in valuation allowance                     (581,000)         (83,000)
                                        -----------------------------------

                                        $                - $              -
                                        -----------------------------------



--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Income Taxes Continued

Deferred tax assets (liabilities) consist of the following:


                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Net operating loss carryforwards        $        1,675,000 $      1,168,000
General business and AMT credit
carryforwards                                      176,000          118,000
Depreciation                                        (8,000)          (8,000)
Inventory reserve                                   72,000           49,000
Warranty reserve                                    39,000           54,000
Bad debt reserve                                     9,000            1,000
                                        -----------------------------------

                                                 1,963,000        1,382,000

Valuation allowance                             (1,963,000)      (1,382,000)
                                        -----------------------------------

                                        $                - $              -
                                        -----------------------------------



The Company has net operating loss carryforwards for tax purposes of approximately $4,925,000 at December 31, 1998 available to offset future taxable income which begins to expire in 2004. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. A valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.


7.   Commitments and Contingencies

Operating Leases
The Company's administrative offices and primary assembly facilities for its laser products are located in a 46,000 square foot building in Salt Lake City, Utah. The Company leases the building from a significant shareholder, pursuant to a lease agreement which terminates on April 30, 1999. Under this lease, the Company recognized annual rent expense of $236,725 in 1998 and 1997.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Commitments and Contingencies Continued

In December 1998 the Company,  in  anticipation  of  relocating  its offices and primary assembly facilities, entered into a new lease agreement for approximately 32,000 square feet of office and manufacturing space located in Salt Lake City, Utah. The new lease expires on December 31, 2008.


Future minimum payments under the noncancellable operating leases are as follows:


Year                                                           Amount
                                                         ------------------

1999                                                     $          215,737
2000                                                                234,564
2001                                                                234,564
2002                                                                246,588
2003                                                                252,600
Thereafter                                                        1,421,416
                                                         ------------------

                                                         $        2,605,469
                                                         ------------------



Investment Agreement
The Company entered into an agreement with another corporate entity (the investee). The agreement provided that the Company would invest cash and/or services in exchange for the investee's stock. At December 31, 1997, the Company had performed cumulative services of $129,003, in exchange for common stock of the investee. The investment of $129,003 has been included in other assets at December 31, 1998 and 1997.


Effective September 30, 1997, the agreement expired as certain requirements were not met by the investee according to the terms of the agreement. The investment of $129,003 represents a 3.2% ownership in the investee.


Royalty Agreement
The Company is party to an agreement with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents. Total royalty expense was $50,814 and $91,293 in 1998 and 1997, respectively.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Commitments and Contingencies Continued

Employment Agreements
The Company has employment agreements with its President and Chief Executive Officer and with its Vice President. These agreements have a three year term with automatic renewals for additional terms of equal length unless terminated by either party. The agreements also provide for severance benefits at the time of termination unless termination is for cause, lack of performance, resignation, or by reason of death.


8.   Stock Option Plans

The Company has adopted a stock bonus plan whereby 62,500 shares of the Company's common stock have been reserved for ultimate issuance to qualified employees. The Company's Board of Directors has complete discretion as to which employees qualify, the number of shares to be granted, and any restrictions to be placed upon such shares. No more than 1,000 shares may be granted to any one employee during any fiscal year.


The Company has an incentive stock option plan and a non-qualified stock option plan whereby an aggregate of 125,000 shares, or 62,500 shares for each plan, of the Company's unissued and restricted common stock was reserved for ultimate issuance to selected employees. The stock option committee of the Board of Directors administers both plans and has discretion to determine the terms of options granted under each plan. Such terms include the exercise price of each option, the number of shares subject to each option, and the exercisability of such options. Options under the incentive plan must be granted at the fair market value on the date of grant except that the option price must be one hundred ten percent (110%) of such fair market value if the optionee owns more than ten percent (10%) of the outstanding common stock. The aggregate fair market value of the shares issuable on exercise of options granted to any employee in a calendar year may not exceed $20,000 plus certain carry over allowances. Options under the non-qualified plan must be granted at a price equal to at least the fair market value of the shares on the date of grant. For either plan, no more than 20 percent of the shares under option may be exercised during the first year following the date of grant, and options expire five years from the date of grant. The incentive plan and the non-qualified plan, as amended on May 21, 1993, expired on June 30, 1998.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Stock Option Plans Continued

The Company has adopted a stock incentive plan whereby 150,000 shares of the Company's common stock have been reserved for issuance to its employees. The stock option committee of the Company's Board of Directors has complete discretion to grant awards pursuant to the terms and provisions of the plan. The stock incentive plan expires December 31, 2008.


Information regarding the stock option plans are summarized below:


                                             Number of      Option Price
                                              Options         Per Share
                                          ---------------------------------

Outstanding at January 1, 1997                 96,250      $      1.14-4.10
     Granted                                   26,250             1.30-3.73
     Exercised                                 (6,875)            1.92-2.00
     Expired                                   (7,500)            2.19-3.03
                                           ---------------------------------

Outstanding at December 31, 1997              108,125             1.43-4.10
     Granted                                   10,000             1.13-2.02
     Exercised                                 10,750             1.14-3.03
     Expired                                  (10,000)            1.50-3.03
     Forfeited                                 (9,875)            1.30-4.10
                                          ---------------------------------

Outstanding at December 31, 1998               87,500       $     1.13-4.10
                                          ---------------------------------




--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.123, Accounting for Stock- Based Compensation. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                    Years Ended
                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Net loss - as reported                  $       (1,710,252) $      (254,608)
Net loss - pro forma                    $       (1,719,632) $      (292,539)
Loss per share - as reported            $            (1.57) $          (.30)
Loss per share - pro forma              $            (1.58) $          (.34)
                                        -----------------------------------



The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Expected dividend yield                  $           -0- $              -0-
Expected stock price volatility                   88.86%             61.10%
Risk-free interest rate                            5.00%              5.71%
Expected life of options                         5 years            5 years
                                        -----------------------------------



The weighted average fair value of options granted during 1998 and 1997 are $.94 and $1.45, respectively.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




9.   Stock Based Compensation Continued

The following table summarizes information about stock options outstanding at December 31, 1998:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/98      (Years)       Price      12/31/98       Price
--------------------------------------------------------------------------------

$1.13 to 1.30        26,750            2.9 $        1.20    26,750  $       1.20
 1.90 to 2.40        32,000            2.6          2.09    32,000          2.09
 2.90 to 4.10        28,750            2.1          3.55    28,750          3.55
--------------------------------------------------------------------------------

$1.13 to 4.10        87,500            2.5 $        2.30    87,500  $       2.30
--------------------------------------------------------------------------------


10.  Earnings Per Share

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                                         Year Ended
                                                        December 31,
                                            ------------------------------------
                                                   1998              1997
                                            ------------------------------------
Basic and Diluted EPS
Net loss available to common                $     (1,710,252) $        (254,608)
stockholders                                ------------------------------------


Weighted average common shares                     1,087,000            861,000
                                            ------------------------------------

Net loss per share                          $          (1.57) $            (.30)
                                            ------------------------------------




--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Profit Sharing Plans

American Laser adopted a 401(k) retirement savings and profit sharing plan. All full-time employees of American Laser who are at least 21 years of age and have a minimum of three months of service with American Laser are eligible to participate. The plan contains a matching contribution which is at American Laser's discretion and is limited to two percent of the applicable employee's salary. No matching contributions were made during 1998 and 1997.


12.  Related Party Transactions

The Company has a lease agreement with Dr. William H. McMahan, a significant shareholder and former Chairman, President and Chief Executive Officer of the Company, which is described in note 7.


The Company has employment agreements with its President and Chief Executive Officer and Vice President as described in note 7.


During the year ended December 31, 1998 the Company recognized $269,860 of revenue from the sale of products to an entity owned by a director and major shareholder of the Company.

13.  Export Sales and Major Customers

Export sales to unaffiliated customers were as follows:


                                                    Years Ended
                                                    December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

Europe                                  $        2,109,735 $      2,903,634
Other                                              247,800          341,781
                                        -----------------------------------

                                        $        2,357,535 $      3,245,415
                                        -----------------------------------


Combined domestic and foreign sales and service of lasers to the Company's major customers are as follows:


                                                    Years Ended
                                                    December 31,
                                        -----------------------------------
Major customers                                1998             1997
---------------
                                        -----------------------------------

Company A                               $        1,230,521 $      1,472,790
Company B                               $          755,929 $      1,125,519
Company C                               $          213,859 $        989,883


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


14.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.


15.  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.


--------------------------------------------------------------------------------