Form 10QSB
period 1999-03-31
LASER CORP
filed 1999-05-17
CIK 740726

=============================================================================
                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-QSB

(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---    ACT OF 1934

          For the quarterly period ended March 31, 1999

                                    or

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------

                      Commission File Number 0-13316

                              LASER CORPORATION
     -------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                 Utah                             87-0395567
     ------------------------------    ---------------------------------
        (State of Incorporation)              (I.R.S. Employer
                                             Identification No.)
           2417 South 3850 West
           Salt Lake City, UT                        84120
     ------------------------------    ---------------------------------
          (Address of principal                    (Zip Code)
             executive office)

                               (801) 972-1311
     -------------------------------------------------------------------
               (Issuer's telephone number, including area code)

                               Not Applicable
     -------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

     The number of shares outstanding of Registrant's Common Stock, par value $0.05 as of May 13, 1999 was 1,387,538 shares.

=============================================================================
                LASER CORPORATION AND SUBSIDIARIES

                              INDEX


PART I.     FINANCIAL INFORMATION
-------     ---------------------

          Item 1.   Financial Statements

                    Consolidated Balance Sheets - March 31, 1999 and December 31, 1998.

                    Consolidated Statements of Operations - Three months ended March 31, 1999 and 1998.

                    Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998.

                    Notes to Consolidated Financial Statements - March 31, 1999.


          Item 2.   Management's Discussion and Analysis.



          PART II.  OTHER INFORMATION
          --------  -----------------

          Item 1.   Legal Proceedings.

          Item 2.   Changes in Securities and Use of Proceeds.

          Item 3.   Defaults Upon Senior Securities.

          Item 4.   Submission of Matters to a Vote of Security Holders.

          Item 5.   Other Information.

          Item 6.   Exhibits and Reports on Form 8-K.










SIGNATURES
----------

=============================================================================
PART I. FINANCIAL INFORMATION
Item 1.

                     LASER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                           March 31,      December 31,
ASSETS                                       1999             1998
                                           Unaudited
                                        ------------      -----------
CURRENT ASSETS
  Cash and cash equivalents               $   216,664    $   531,734
  Net Receivables                             428,447        319,091
  Total Inventories                         1,021,983        967,722
  Other current assets                        101,870         72,733
                                          ------------     ----------
        Total Current Assets                1,768,964      1,891,280
                                          ------------     ----------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                 1,606,117       1,591,972
  Leasehold improvements                      641,692         641,692
                                          ------------     -----------
                                            2,247,809       2,233,664
  Less accumulated depreciation
    and amortization                       (2,056,591)     (2,020,863)
                                          ------------     -----------
                                              191,218         212,801
                                          ------------     -----------

OTHER ASSETS                                  130,203         130,203
                                          ------------     -----------

                                          $ 2,090,385     $ 2,234,284
                                          ============     ===========



















             See accompanying notes to consolidated financial statements

=============================================================================
                      LASER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS




                                             March 31,       December 31,
                                               1999             1998
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)
                                            ----------      -------------

CURRENT LIABILITIES
    Trade accounts payable                    $ 867,445      $  756,078
    Accrued expenses                            231,106         201,599
    Accrued warranty expense                    115,000         115,000
                                              ----------      ----------
    Total Current Liabilities                 1,213,551       1,072,677
                                              ----------      ----------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common Stock, $.05 par value,
       Shares authorized - 10,000,000
       Issued & Outstanding-1,400,038 shares
        at March 31, 1999 and December 31,
        1998 respectively                        70,003          70,003
    Additional paid-in capital                1,327,583       1,327,583
    Retained earnings (deficit)                (420,752)       (135,979)
    Treasury stock, at cost                    (100,000)       (100,000)
                                              ----------      ----------

        Total Stockholders' Equity              876,834       1,161,607
                                              ----------      ----------

                                             $2,090,385      $2,234,284
                                              ==========      ==========


















             See accompanying notes to consolidated financial statements

=============================================================================
                     LASER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                       Three months ended
                                     -----------------------
                                      March 31,   March 31,
                                        1999         1998
                                    ------------   ----------
REVENUES:
  Net sales                           $ 930,276   $  858,393
  Interest and other income               4,927        7,041
                                      ----------   ----------
                                        935,203      865,434
COSTS AND EXPENSES:
  Cost of products sold                 831,464      802,838
  Selling, general,
    and administrative                  247,654      211,516
  Research and development              128,293      108,942
  Royalties                              12,565       10,672
                                      ----------   ----------
                                      1,219,976    1,133,968
                                      ----------   ----------
INCOME (LOSS) BEFORE
  INCOME TAXES                         (284,773)    (268,534)

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT                       ---          ---
                                       ---------    ---------

NET INCOME (LOSS)                    $ (284,773)  $ (268,534)
                                      ==========   ==========

NET INCOME (LOSS) PER SHR            $     (.21)  $     (.31)
                                      ==========   ==========

Ave. number of shares of
Common Stock outstanding               1,388,000      867,000
                                      ==========   ==========















             See accompanying notes to consolidated financial statements

=============================================================================
                      LASER CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (Unaudited)
                                                     1999            1998
                                                  ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $  (284,773)     $(268,534)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                   35,728         31,157
  (Increase) Decrease in assets:
      Net receivables                               (109,356)       505,277
      Inventories                                    (54,261)       122,059
      Other current assets                           (29,137)        14,563
      Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses    140,874       (515,259)
                                                   ----------      ----------
      Net Cash Used in Operating Activities         (300,925)      (110,737)
                                                   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                (14,145)        (3,344)
  Payments received on long term notes                     0        534,308
                                                   ----------     ----------
      Net Cash Provided from Investing Activities    (14,145)       530,964
                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:                    ---          ---
                                                   ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS               (315,070)       420,227

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD            531,734        164,479
                                                   ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 216,664     $  584,706
                                                    =========     ==========
















     See accompanying notes to consolidated financial statements

==============================================================================
               LASER CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                         March 31, 1999


 NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.
 Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


 NOTE B - RECLASSIFICATIONS

      Certain 1999 financial statement amounts have been reclassified to conform to 1998 presentations. These amounts were not material reclassifications.


 NOTE C - WEIGHTED AVERAGE SHARES

     Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock eqivalents, determined using the treasury stock method.

=============================================================================
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


 RESULTS OF OPERATIONS
 ---------------------

 Three months ended March 31, 1999.

     Net sales for the three months ended March 31, 1999 were $930,276 as compared to $858,393 for the same period in 1998, an increase of $71,883 or 8%. This increase was a result of an increase in demand for the Company's laser products and services.

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

     Laser product and service sales to two of the Company's three principal customers increased in the three month period ended March 31, 1999, as compared to the same period in 1998. Sales to (i) Company A totaled $499,646 and $332,671 in 1999 and 1998, respectively, (ii) Company B totaled $86,136 and $78,470 in 1999 and 1998 respectively, and (iii) Company C totaled $58,750 and $246,511 in 1999 and 1998, respectively. Laser product and service sales to all other customers for the three month period ending March 31, 1999 increased by $88,525 over the previous quarter. Medical laser system sales were $46,478 and $50,000 for the three months ended March 31, 1999 and 1998 respectively.

     Cost of products sold increased from $802,838 for the three month period ending March 31, 1998 to $831,464 for the same period in 1999, an increase of $28,626 or 4%. However, as a percentage of Company net sales, cost of products sold were 89% for the three months ended March 31, 1999 as compared to 94% for the same period in 1998, a decrease of 5%.

=============================================================================
     Selling, general, and administrative expenses for the three months ended March 31, 1999 were $247,654 as compared to $211,516 for the same period in 1998, an increase of $36,138 or 17%. This was primarily the result of increased marketing, consulting, legal, and FDA compliance activities relating to medical laser systems during the three months ended March 31, 1999 as compared to the same period in 1998.

      Research and development expenditures for the three months ended March 31, 1999 were $128,293 as compared to $108,942 for the same period in 1998, an increase of $19,351 or 18%. This increase was the result of the Company's continuing efforts focusing on laser based ophthalmic and dermatological medical systems, and to a lessor extent the product needs of certain of the Company's OEM customers.

       Royalty expenses increased from $10,672 for the three months ended March 31, 1998 to $12,565 for the same period in 1999, an increase of $1,893 or 18%. This increase was primarily the result of the increase in the volume of products sold.

       The Company recognized a net loss for the three months ended March 31, 1999 of $284,773 or $.21 per share compared to a net loss of $268,534 or $.31 per share for the same period in 1998. This difference was primarily a result of an increase in marketing, consulting, FDA compliance, and research and development activities relating to medical laser systems during the three months ended March 31, 1999 as compared to the same period in 1998, which was partially offset by a decrease in the cost of goods sold as a percentage of sales.


 LIQUIDITY AND CAPITAL RESOURCES

       On March 31, 1999, the Company had working capital of $555,412 as compared to $818,603 at December 31, 1998, a decrease of $263,191 or 32%. This decrease in working capital was primarily a result of the operating losses incurred by the Company during the three months ended March 31, 1999. Cash equivalents at March 31, 1999 were $216,664 compared to $531,734 on December 31, 1998, a decrease of $315,070 or 59%.

     During the quarter ending March 31, 1999 the Company entered into an agreement to lease a telephone system for 60 months with payments over the life of the lease totaling $33,217. The Company has no other material commitments for capital expenditures, and has not entered into any agreements for additional sources of borrowing or capital.


 YEAR 2000 ISSUE

     The Company is aware of the issues associated with programming codes in existing computer systems as the millennium (year 2000) approaches.
 The Company has completed the upgrading of its design engineering software and believes, but can give no assurance, that this software is Year 2000 compliant. However, the accounting and material management system is not compliant. The Company has conducted preliminary research into a replacement accounting and material management system. The Company plans to acquire and implement a new system in the third quarter 1999. If the new accounting and material management system is not implemented as

=============================================================================
 planned, the Company could be adversely affected beginning in the year
 2000 since many computer applications could fail.

     The Company has requested or will request confirmations from the Company's principal vendors stating whether their systems are year 2000 compliant or what plans are being developed to address the issue. Management has not yet fully assessed the year 2000 compliance expense and related potential effect on the Company's earnings.


 PART II.  OTHER INFORMATION
           -----------------

 Item 1.     Legal Proceedings.

             Not applicable.


 Item 2.     Changes in Securities and Use of Proceeds.

             Not applicable.


 Item 3.     Defaults Upon Senior Securities.

             Not applicable.


 Item 4.     Submission of Matters to a Vote of Security Holders.

             Not applicable.


 Item 5.     Other Information.

             Not applicable.


 Item 6.     Exhibits and Reports on Form 8-K.

             Not applicable.

============================================================================
                             SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LASER CORPORATION

 Date:   May 14, 1999                    /s/ B. Joyce Wickham
       ---------------------             ------------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

 Date:   May 14, 1999                    /s/ Todd G. Loosle
        --------------------             ------------------------------------
                                         Todd G. Loosle
                                         Controller

==============================================================================
                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       LASER CORPORATION

 Date:   May 14, 1999
       -----------------------         ---------------------------------
                                       B. Joyce Wickham
                                       President and Chief Executive Officer
                                       Treasurer and Director

 Date:   May 14, 1999
       -----------------------         --------------------------------
                                       Todd G. Loosle
                                       Controller

=============================================================================