Form 10QSB
period 1999-06-30
LASER CORP
filed 1999-08-16
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

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

                    For the quarterly period ended June 30, 1999

                                        or

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                          Commission File Number 0-13316

                                LASER CORPORATION
      ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Utah                             87-0395567
      -------------------------------    -------------------------------
        (State of Incorporation)              (I.R.S. Employer
                                             Identification No.)
           2417 South 3850 West
           Salt Lake City, UT                        84120
      -------------------------------    -------------------------------
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

      Common Stock, .05 Par Value -- 1,408,788 shares as of Aug. 13, 1999

================================================================================



                                       INDEX

                        LASER CORPORATION AND SUBSIDIARIES


PART I.    FINANCIAL INFORMATION
-------     ---------------------
Item 1.    Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.

         Consolidated Statements of Operations - Three months ended June 30,
           1999 and 1998; Six months ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows - Six months ended June 30,
           1999 and 1998.

         Notes to Consolidated Financial Statements - June 30, 1999.


Item 2.  Management's Discussion and Analysis.



PART II.   OTHER INFORMATION
--------   -----------------

Item 4.    Submission of Matters to a Vote of Security Holders




SIGNATURES
----------

================================================================================
PART I. FINANCIAL INFORMATION
Item 1.

                         LASER CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
ASSETS                                                1999             1998
                                                    Unaudited
CURRENT ASSETS                                     -----------     -----------
  Cash and cash equivalents                        $   140,084     $   531,734
  Receivables                                          365,736         319,091
  Inventories                                          835,558         967,722
  Other current assets                                  48,050          72,733
                                                   -----------     -----------
        Total Current Assets                         1,389,428       1,891,280


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,663,379       1,591,972
  Leasehold improvements                                86,203         641,692
                                                   -----------     -----------
                                                     1,749,582       2,233,664
  Less accumulated depreciation
    and amortization                                (1,457,199)     (2,020,863)
                                                   -----------     -----------
                                                       292,383         212,801

OTHER ASSETS                                           154,665         130,203
                                                   -----------     -----------
                                                   $ 1,836,476     $ 2,234,284
                                                   ===========     ===========





             See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS



                                                    June 30,      December 31,
                                                       1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
                                                   -----------     -----------
CURRENT LIABILITIES
 Trade accounts payable                            $   961,489      $  756,078
 Accrued expenses                                      225,934         201,599
 Accrued warranty expense                              143,500         115,000
 Current portion - Capital Leases                        9,917            ---
                                                   -----------     -----------
  Total Current Liabilities                          1,340,840       1,072,677


LONG-TERM CAPITAL LEASES                                38,805            ---
                                                   -----------     -----------
  Total Liabilities                                  1,379,645       1,072,677
                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common Stock, $.05 par value;
   Authorized Shares - 10,000,000
   Issued Shares & Outstanding -
    1,408,788 shares at June 30,
    1999 and 1,400,038 shares at
    December 31, 1998                                   70,440          70,003
 Additional paid-in capital                          1,337,156       1,327,583
 Retained earnings                                    (850,765)       (135,979)
 Treasury stock, at cost                              (100,000)       (100,000)
                                                   -----------     -----------
     Total Stockholders' Equity                        456,831       1,161,607
                                                   -----------     -----------
                                                   $ 1,836,476     $ 2,234,284
                                                   ===========     ===========














             See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three months ended         Six months ended
                             -----------------------   -----------------------
                               June 30,     June 30,      June 30,    June 30,
                                1999         1998          1999        1998
                             ----------   ----------   ----------   ----------
REVENUES:
  Net sales                  $  916,374   $  663,015   $1,846,650   $1,521,407
  Interest and other income       3,951        6,959        8,878       14,001
                             ----------   ----------   ----------   ----------
                                920,325      669,974    1,855,528    1,535,408
COSTS AND EXPENSES:
  Cost of products sold         850,725      610,821    1,682,189    1,413,658
  Selling, general
    and administrative          345,911      162,798      593,565      374,315
  Research and development      142,127      160,717      270,420      269,660
  Royalties                      10,239        9,497       22,804       20,169
  Interest                        1,336         ---         1,336         ---
                             ----------   ----------   ----------   ----------
                              1,350,338      943,833    2,570,314    2,077,802
                             ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES       (430,013)    (273,859)    (714,786)    (542,394)


INCOME TAX BENEFIT
  (EXPENSE) - CURRENT              ---          (500)        ---          (500)
                             ----------   ----------   ----------   ----------
NET LOSS                     $ (430,013)  $ (274,359)  $ (714,786)  $ (542,894)
                             ==========   ==========   ==========   ==========

NET LOSS PER SHARE           $     (.31)  $     (.32)  $    ( .51)  $     (.63)
                             ==========   ==========   ==========   ==========
Average number of shares of
Common Stock outstanding      1,401,000      866,000    1,401,000      859,000
                             ==========   ==========   ==========   ==========















             See accompanying notes to consolidated financial statements

================================================================================

                         LASER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                    (Unaudited)
                                                       1999            1998
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                          $  (714,786)    $  (542,894)

 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      78,028          62,033

 (Increase) decrease in assets:
     Receivables                                       (46,645)        450,347
     Inventories                                       132,164         329,415
     Other assets                                          221         (22,685)

 Increase (decrease) in liabilities:
     Trade accounts payable and accrued expenses       268,163        (660,955)
                                                   -----------     -----------
     Net Cash Used in Operating Activities            (282,855)       (384,739)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                 (118,805)        (13,047)
  Payments received on long term notes                    ---          534,308
                                                   -----------     -----------
      Net Cash (Used in) Provided from
      Investing Activities                            (118,805)        521,261

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of employee
    stock options                                       10,010          23,210
                                                   -----------     -----------
Net Cash Provided from Financing Activities             10,010          23,210
                                                   -----------     -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (391,650)        159,732

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              531,734         164,479
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $   140,084     $   324,211
                                                   ===========     ===========

NON-CASH ACTIVITIES

     The Company acquired property and equipment during the period ending June 30, 1999 in exchange for capital lease obligations totaling $53,569. The balance at June 30, 1999 on those leases was $48,722 with a current portion of $9,917 and the remaining $38,805 classified as long term lease obligations.


             See accompanying notes to consolidated financial statements

================================================================================

                      LASER CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 June 30, 1999


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS

     Certain 1998 financial statement amounts have been reclassified to conform to 1999 presentations.


NOTE C - WEIGHTED AVERAGE SHARES

     Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

================================================================================


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


RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 1999.

     Net sales for the three months ended June 30, 1999 were $916,374 as compared to $663,015 for the same period in 1998, an increase of $253,359 or 38%. This increase was the result of laser medical sales of $263,550 for the three month period ending June 30, 1999 as compared to no laser medical sales during the same period of 1998.

     Historically, the Company has experienced fluctuations in the demand for its laser products and service sales due in part to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in demand for customer products which use the Company's products as component parts, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors.

     Cost of products sold increased from $610,821 for the three month period ending June 30, 1998 to $850,725 for the same period in 1999, an increase of $239,904 or 39%. However, as a percentage of Company net sales, cost of products sold were 93% for the three months ended June 30, 1999 as compared to 92% for the same period in 1998. The percentage of cost of goods sold remained fairly constant as decreases in the cost of goods sold percentage on laser products was offset by a higher percentage on medical products due to the low volume of medical products sold.

     Selling, general, and administrative expenses for the three months ended June 30, 1999 were $345,911 as compared to $162,798 for the same period in 1998, an increase of $183,113 or 112%. Increases were due to increased marketing and advertising activities and sales commissions to sales agents. Administrative

================================================================================

expense increases were the result of non-recurring moving costs incurred with the move to the Company's new facility as well as increased levels of sales, general and administrative labor costs.

     Research and development expenditures for the three months ended June 30, 1999 were $142,127 as compared to $160,717 for the same period in 1998, a decrease of $18,590 or 12%. This decrease was the result of the completion of some of the Company's development efforts on the dermatological and ophthalmic medical systems.

     Royalty expenses increased from $9,497 for the three months ended June 30, 1998 to $10,239 for the same period in 1999, an increase of $742 or 8%. This increase was the result of a slight increase in the volume (physical quantity) of products sold to which royalty applied.

     Interest income and other revenue decreased from $6,959 for the three months ended June 30, 1998 to $3,951 for the same period of 1999, a decrease of $3,008 or 43%.

     The Company recognized a net loss for the three months ended June 30, 1999 of $430,013 or $.31 per share compared to a net loss of $274,359 or $.32 per share for the same period in 1998. This difference was primarily the result of the increase in marketing and advertising activities during the 1999 period, non-recurring relocation costs and to higher sales, general and administrative labor costs.


Six months ended June 30, 1999.

     Net sales for the six months ended June 30, 1999 were $1,846,650 as compared to $1,521,407 for the same period in 1998, an increase of $325,243 or 21%. This increase was the result of laser medical sales of $310,028 for the six month period ending June 30, 1999 as compared to $50,000 during the same period of 1998. Sales of laser products and services also increased by $65,215 for the six months ended June 30, 1999 as compared with the same period of 1998.

     Historically, the Company has experienced fluctuations in the demand for its laser products and service sales due in part to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in demand for customer products which use the Company's products as component parts, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors.

      Cost of products sold increased from $1,413,658 for the six month period ending June 30, 1998 to $1,682,189 for the same period in 1999, an increase of $268,531 or 19%. However, as a percentage of Company net sales, cost of products sold were 91% for the three months ended June 30, 1999 as compared to 93% for the same period in 1998. The percentage of cost of goods sold decreased slightly as decreases in the cost of goods sold percentage on laser products were greater than the higher percentage of cost of goods sold on medical products sold during the period. The higher percentage on medical products is the result of the low volume of medical products sold.

================================================================================

     Selling, general, and administrative expenses for the six months ended June 30, 1999 were $593,565 as compared to $374,315 for the same period in 1998, an increase of $219,250 or 59%. Increases were due to increased marketing and advertising activities and sales commissions to sales agents. Administrative expense increases were the result of non-recurring moving costs incurred with the move to the Company's new facility as well as increased levels of labor costs in sales, general, and administrative labor.

     Research and development expenditures for the six months ended June 30, 1999 were $270,420 as compared to $269,660 for the same period in 1998, a slight increase of $760 or less than 1%.

     Royalty expenses increased from $20,169 for the six months ended June 30, 1998 to $22,804 for the same period in 1999, an increase of $2,635 or 13%. This increase was the result of the increase in the volume (physical quantity) of products sold to which royalty applied.

     Interest income and other revenue decreased from $14,001 for the six months ended June 30, 1998 to $8,878 for the same period of 1999, a decrease of $5,123 or 37%.

     The Company recognized a net loss for the six months ended June 30, 1999 of $714,786 or $.51 per share compared to a net loss of $542,894 or $.63 per share for the same period in 1998. This difference was primarily the result of the increase in marketing and advertising activities during the 1999 period, non-recurring relocation costs and to higher sales, general and administrative labor costs.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1999, the Company had working capital of $48,588 as compared to $818,603 at December 31, 1998, a decrease of $770,015 or 94%. This decrease was primarily a result of the operating losses incurred by the Company during the first six months of 1999. Essentially all of the Company's working capital requirements have been financed by internally generated funds. Cash equivalents at June 30, 1999 were $140,084 compared to $531,734 on December 31, 1998, a decrease of $391,650 or 74%.

     During the six months ended June 30, 1999, the Company entered into two lease agreements. One lease is for a telephone system with a term of five years. The other lease is for office equipment and has a three year term.
Total commitments for the two leases is $69,664. The Company has no other material commitments for capital expenditures. The Company is exploring sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital.

================================================================================

YEAR 2000 ISSUE

     The Company is aware of the issues associated with programming codes in existing computer systems as the millennium (Year 2000) approaches. The Company has completed the upgrading of its design engineering software and believes, but can give no assurance, that this software is Year 2000 compliant. However, the accounting and material management system is not compliant. The Company has conducted preliminary research into a replacement accounting and material system. The Company plans to acquire and implement a new system in the fourth quarter 1999. If the new accounting and material management system is not implemented as planned, the Company could be adversely affected beginning in the year 2000 since many computer applications could fail.

================================================================================

PART II.  OTHER INFORMATION
          -----------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's Annual Meeting of Shareholders was held May 25, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholders:

          (1) Election of four (4) directors
          (2) Ratify and approve the Laser Corporation 1999 Stock Incentive
              Plan.
          (3) Approve selection of Tanner + Co. as the independent certified public accountants of the Company for the fiscal year ending December 31, 1999.


     The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, were as follows:

     PROPOSAL 1: ELECTION OF DIRECTORS:

                                                  Withhold
                                        For       Authority   Abstention
                                    -----------   ---------   ----------
     B. Joyce Wickham                1,096,610       6,528        ---

     Rod O. Julander                 1,096,210       6,478        ---

     Mark L. Ballard                 1,096,210       6,478        ---

     Reinhardt Thyzel                1,096,210       6,478        ---


     PROPOSAL 2: RATIFY AND APPROVE THE LASER CORPORATION 1999 STOCK
                 INCENTIVE PLAN
                                                       Broker
                     For      Against   Abstention   Non-Votes
                  --------   --------   ----------   ---------
                   813,591     19,503     13,454      283,070

        Proposal 2 was successful in obtaining the required votes to pass.


     PROPOSAL 3: APPROVE SELECTION OF TANNER + CO.:


                     For      Against   Abstention
                 ---------    -------   ----------
                 1,095,206     5,003       2,479

================================================================================


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LASER CORPORATION

Date:   August 13, 1999                  /s/ B. Joyce Wickham
      -------------------                ----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   August 13, 1999                  /s/ Reo K Larsen
      -------------------                ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================