Form 10QSB
period 1999-09-30
LASER CORP
filed 1999-11-09
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.










































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

                 For the quarterly period ended September 30, 1999

                                        or

  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------------

                          Commission File Number 0-13316

                                LASER CORPORATION
     -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   Utah                             87-0395567
     ----------------------------------  -------------------------------------
          (State of Incorporation)              (I.R.S. Employer
                                               Identification No.)
           2417 South 3850 West
           Salt Lake City, UT                        84120
     ----------------------------------  -------------------------------------
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

Common Stock, .05 Par Value -- 1,590,038 shares as of Nov. 4, 1999

================================================================================

                                      INDEX

                        LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     Financial Statements (Unaudited)

             Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.

             Consolidated   Statements   of  Operations  -  Three  months  ended
             September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998

             Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998.

             Notes to Consolidated Financial Statements - September 30, 1999.


Item 2.      Management's Discussion and Analysis.



PART II.    OTHER INFORMATION
--------    -----------------





SIGNATURES
----------






















                                   Page 2 of 11
================================================================================

PART I. FINANCIAL INFORMATION
Item 1.

                        LASER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                  September 30,    December 31,
ASSETS                                                1999             1998
                                                    Unaudited
                                                  ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                       $    159,321     $    531,734
  Receivables                                          700,209          319,091
  Inventories                                          581,097          967,722
  Other current assets                                  77,372           72,733
                                                  ------------     ------------
        Total Current Assets                         1,517,999        1,891,280


EQUIPMENT AND LEASEHOLD IMPROVEMENTS
  Equipment                                          1,668,132        1,591,972
  Leasehold improvements                                87,353          641,692
                                                  ------------     ------------
                                                     1,755,485        2,233,664
  Less accumulated depreciation
    and amortization                                (1,479,280)      (2,020,863)
                                                  ------------     ------------
                                                       276,205          212,801

OTHER ASSETS                                           154,665          130,203
                                                  ------------     ------------
                                                  $  1,948,869     $  2,234,284
                                                  ============     ============




















            See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS



                                                  September 30,   December 31,
                                                      1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
                                                  ------------     ------------

CURRENT LIABILITIES
 Trade accounts payable                           $    886,630     $    756,078
 Accrued expenses                                      252,227          201,599
 Accrued warranty expense                              165,500          115,000
 Current portion - Capital Leases                       10,947            ---
                                                  ------------     ------------
    Total Current Liabilities                        1,315,304        1,072,677


LONG-TERM CAPITAL LEASES                                35,059            ---
                                                  ------------     ------------
    Total Liabilities                                1,350,363        1,072,677
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Common Stock, $.05 par value;
                Authorized Shares - 10,000,000
Issued Shares & Outstanding -
1,578,788 shares at Sept. 30,
1999 and 1,400,038 shares at
December 31, 1998                                      78,940           70,003
Additional paid-in capital                          1,600,655        1,327,583
Retained earnings                                    (981,089)        (135,979)
Treasury stock, at cost                              (100,000)        (100,000)
                                                  ------------     ------------
   Total Stockholders' Equity                         598,506        1,161,607
                                                  ------------     ------------
                                                  $  1,948,869     $  2,234,284
                                                  ============     ============













            See accompanying notes to consolidated financial statements

                                   Page 4 of 11
================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                  Three months ended        Nine months ended
                              -----------------------   -----------------------
                               Sept. 30,    Sept. 30,    Sept. 30,   Sept. 30,
                                 1999         1998          1999        1998
                              ----------   ----------   ----------   ----------
REVENUES:

  Net sales                   $1,178,851   $  847,083   $3,025,502   $2,368,491
  Interest and other income        1,289        3,800       10,167       17,800
                              ----------   ----------   ----------   ----------
                               1,180,140      850,883    3,035,669    2,386,291
COSTS AND EXPENSES:
  Cost of products sold          964,747      721,585    2,646,937    2,135,243
  Selling, general
    and administrative           228,406      249,919      821,971      624,234
  Research and development       102,911      106,689      373,331      376,349
  Royalties                       11,576       14,262       34,380       34,431
  Interest                         2,825        ---          4,160         ---
                              ----------   ----------   ----------   ----------
                               1,310,465    1,092,455    3,880,779    3,170,257
                              ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES        (130,325)    (241,572)    (845,110)    (783,966)

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT               ---          ---          ---          (500)
                              ----------   ----------   ----------   ----------
NET LOSS                      $ (130,325)  $ (241,572)  $ (845,110)  $ (784,466)
                              ==========   ==========   ==========   ==========

NET LOSS PER SHARE            $     (.09)  $     (.28)  $    ( .59)  $     (.90)
                              ==========   ==========   ==========   ==========
Average number of shares of
  Common Stock outstanding     1,465,000      878,299    1,422,000      870,840
                              ==========   ==========   ==========   ==========
















            See accompanying notes to consolidated financial statements


                                   Page 5 of 11
================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    (Unaudited)
                                                      1999             1998
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $   (845,110)    $   (542,894)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                    100,110           62,033

  (Increase) decrease in assets:
      Receivables                                     (381,118)         450,347
      Inventories                                      386,625          329,415
      Other assets                                     (29,101)         (22,685)

  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses      231,680         (660,955)
                                                  ------------     ------------
      Net Cash Used in Operating Activities           (536,914)        (384,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (117,508)         (13,047)
  Payments received on long term notes                    ---           534,308
      Net Cash (Used in) Provided from            ------------     ------------
      Investing Activities                            (117,508)         521,261

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of stock                      282,009           23,210
                                                  ------------     ------------
Net Cash Provided from Financing Activities            282,009           23,210
                                                  ------------     ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (372,413)         159,732

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              531,734          164,479
                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    159,321     $    324,211
                                                  ============     ============


NON-CASH ACTIVITIES

     The Company acquired property and equipment during the period ending September 30, 1999 in exchange for capital lease obligations totaling $53,569. The balance at September 30, 1999 on those leases was $46,006 with a current portion of $10,947 and the remaining $35,059 classified as long term lease obligations.




            See accompanying notes to consolidated financial statements

                                   Page 6 of 11
================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 1999


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


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






















                                   Page 7 of 11
================================================================================

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


RESULTS OF OPERATIONS

Three months ended September 30, 1999.

     Net sales for the three months ended September 30, 1999 were $1,178,851 as compared to $847,083 for the same period in 1998, an increase of $331,768 or 39%. This increase was primarily the result of medical sales which increased by $301,250 to $395,250 for the three month period ending September 30, 1999 as compared to laser medical sales of $94,000 during the same period of 1998.
Sales of laser products and services also increased by $30,518 for the three months ended September 30, 1999 as compared to the same period of 1998.

     Cost of products sold increased from $721,585 for the three month period ending September 30, 1998 to $964,747 for the same period in 1999, an increase of $243,162 or 34%. However, as a percentage of net sales, cost of products sold was 82% for the three months ended September 30, 1999 as compared to 85% for the same period in 1998. The decrease in the percentage of cost of goods sold was primarily the result of decreased labor costs and to a decrease in material cost percentages on medical products.

     Selling, general, and administrative expenses for the three months ended September 30, 1999 were $228,406 as compared to $249,919 for the same period in 1998, a decrease of $21,513 or 9%. The decrease in sales, general and administrative expenses is a result of decreased legal, consulting and bad debt expenses during the period ended September 30, 1999 as compared to the same period of 1998. These decreases were partially offset by increased marketing and advertising expenses during the same three month period.









                                   Page 8 of 11
================================================================================

     Research and development expenditures for the three months ended September 30, 1999 were $102,911 as compared to $106,689 for the same period in 1998, a decrease of $3,778 or 4%.

     Royalty expenses decreased from $14,262 for the three months ended September 30, 1998 to $11,576 for the same period in 1999, a decrease of $2,686 or 19%.

     Interest income and other revenue decreased from $3,800 for the three months ended September 30, 1998 to $1,289 for the same period of 1999, a decrease of $2,511 or 66%. Interest expenses increased to $2,825 for the three month period ended September 30, 1999 as compared to no interest expense during the same period of 1998.

     The Company recognized a net loss for the three months ended September 30, 1999 of $130,325 or $.09 per share compared to a net loss of $241,572 or $.28 per share for the same period in 1998. This improvement was the result of increased sales, a reduction in the cost of products sold and to decreases in selling, general and administrative expenses during the three month period ended September 30, 1999 as compared to the same three month period in 1998.


Nine months ended September 30, 1999.

     Net sales for the nine months ended September 30, 1999 were $3,025,502 as compared to $2,368,491 for the same period in 1998, an increase of $657,011 or 28%. This increase was primarily the result of medical sales which increased by $561,278 to $705,278 for the nine month period ending September 30, 1999 as compared to $144,000 during the same period of 1998. Sales of laser products and services also increased by $95,733 for the nine months ended September 30, 1999 as compared with the same period of 1998.

     Cost of products sold increased from $2,135,243 for the nine month period ending September 30, 1998 to $2,646,937 for the same period in 1999, an increase of $511,694 or 24%. However, as a percentage of net sales, cost of products sold was 87% for the nine months ended September 30, 1999 as compared to 90% for the same period in 1998. The decrease in the percentage of cost of goods sold was primarily the result of decreased labor costs and to a decrease in material cost percentages on medical products.

     Selling, general, and administrative expenses for the nine months ended September 30, 1999 were $821,971 as compared to $624,234 for the same period in 1998, an increase of $197,737 or 32%. This increase was due to increased marketing and sales activities and to sales commissions due on medical sales. Administrative expense increases were the result of non-recurring moving costs incurred with the move to the Company's new facility.

     Research and development expenditures for the nine months ended September 30, 1999 were $373,331 as compared to $376,349 for the same period in 1998, a slight increase of $3,018 or 1%.







                                   Page 9 of 11
================================================================================

     Royalty expenses decreased from $34,431 for the nine months ended September 30, 1998 to $34,380 for the same period in 1999, a decrease of $51 or less than 1%.

     Interest income and other revenue decreased from $17,800 for the nine months ended September 30, 1998 to $10,167 for the same period of 1999, a decrease of $7,633 or 43%. Interest expenses increased to $4,160 for the nine months ended September 30, 1999 as compared to no interest expense during the same period of 1998.

     The Company recognized a net loss for the nine months ended September 30, 1999 of $845,110 or $.59 per share compared to a net loss of $784,466 or $.90 per share for the same period in 1998. This difference was primarily the result of the increased sales and marketing activities and to non-recurring relocation costs.


LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1999, the Company had working capital of $202,695 as compared to $818,603 at December 31, 1998, a decrease of $615,908 or 75%. This decrease was primarily a result of the operating losses incurred by the Company during the first nine months of 1999. These losses were partially offset by the purchase of Company stock from outside investors in the amount of $282,009 during the first nine months of 1999. Cash equivalents at September 30, 1999 were $159,321 compared to $531,734 on December 31, 1998, a decrease of $372,413 or 70%.

     During the nine months ended September 30, 1999, the Company entered into two lease agreements. One lease has a term of five years and the other lease has a three year term. Total commitments for the two leases including interest was $69,664. The Company has no other material commitments for capital expenditures. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the sale of common stock.

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


PART II.    OTHER INFORMATION
--------    -----------------




                                   Page 10 of 11
================================================================================

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LASER CORPORATION

Date:   November 4, 1999                 /s/ B. Joyce Wickham
      -----------------------            -----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   November 4, 1999                 /s/ Reo K Larsen
      -----------------------            -----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager



































                                   Page 11 of 11
================================================================================