Form 10KSB
period 1999-12-31
LASER CORP
filed 2000-03-30
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10KSB AND CONTAINS THE ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 1999.

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

For the fiscal year ended                 December 31, 1999
                         -------------------------------------------------------
Commission File No.                       0-13316
                         -------------------------------------------------------

                                LASER CORPORATION
--------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)

              Utah                                                    87-0395567
---------------------------------             ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


2417 South 3850 West, Salt Lake City, Utah                     84120
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:       (801) 972-1311
                                               --------------------------------
Securities registered under Section 12(b) of the Exchange Act:


          Title of each class                    Name of each exchange on
                                                  which registered
              (None)                                   (None)
 ------------------------------          -------------------------------------
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

Issuer's revenues for its most recent fiscal year.         $ 3,860,576
                                                  ------------------------------
As of March 16, 2000, 1,580,038 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon closing price of $8.00 per share of these shares on March 16, 2000) was approximately $5,747,248.

                        Documents Incorporated by Reference:

Proxy Statement for the May 25, 2000 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 1999. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period (Part III of this report).

================================================================================

                                        PART I

ITEM 1. BUSINESS
----------------

     During 1999, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing laser products through its wholly-owned subsidiary, American Laser Corporation and in the business of designing and marketing medical laser systems through its wholly-owned subsidiary, American Laser Medical, Inc.

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

     In June 1996, the Company established two developmental stage subsidiaries, American Laser Medical, Inc. (doing business as A.R.C. Laser Corporation, and hereafter in this document refer to as "ARC") and American Laser Software, Inc. ("ALS") to develop and market retail medical products. ARC designs and markets medical laser systems for the dermatological and ophthalmic marketplace. ALS has been and continued to be inactive during 1999.

     The Company's 1999 Annual Meeting of Stockholders was held on May 25, 1999. At that meeting, the proposed slate of Directors was elected and the Laser Corporation 1999 Stock Incentive plan was ratified and approved.


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

     The Company principally produces laser tubes filled with argon, krypton/ argon or krypton gas for its OEM customers. A mirror is placed at one end of the tube, and a partial mirror is placed at the opposite end. An external power supply activates the gas within the tube and causes the gas to produce light. The light reflects off the mirror at one end of the tube and exits from the tube through the partial mirror at the other end.

================================================================================

     The Company manufacturers argon, krypton/argon and krypton lasers with a variety of power outputs and other performance specifications, often customized to the requirement of the customer's application. The Company's laser products are used in confocal microscopes, retinal photocoagulators in ophthalmology, laser printers, dentistry, entertainment and display, research and development, and other commercial and medical applications. The Company also purchases a diode pumped solid state laser from an unaffiliated supplier for use in certain models of its medical laser systems for dermatological procedures for the treatment of vascular and pigmented lesions, and in ophthalmology for use in retinal and macular photocoagulation and trabeculoplasty.

     Company procedures include performing quality tests on its laser products and medical laser systems prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although warranty terms, or the level of warranty coverage and the warranty period, are subject to negotiation. Currently, the Company also offers a standard warranty period of two years on one model of its medical laser systems. Two of the largest OEM customers of the Company have modified warranty terms and warranty periods. Company A has an operating hour or calendar warranty period, whichever expires first. The calendar warranty period exceeds one year on certain models. Company B has a warranty period which exceeds one year. At December 31, 1999, the reserve for anticipated warranty expenses for Company products which had been sold as of that date was $150,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The Company's laser products are generally returned for service or repair to the Company at its Salt Lake City, Utah, facility, while the Company's medical laser systems are serviced and repaired either at their point of use, at the applicable distributor's facility, or at the Company's
Salt Lake City, Utah, facility.

     Service sales is a term used internally by the Company for the repair or refurbishment of customer-owned laser products. Service and repair typically entails the replacement, repair or refurbishment of component parts comprising the laser products or sub-assemblies.


     Sales and Marketing
     -------------------
              Laser Products
        --------------

     In the past, essentially all of the Company's sales have been to OEM customers. OEM customers manufacture equipment of which the Company's laser products are a component part. As each OEM customer has unique needs and product requirements, the Company markets its laser products and services directly by executive personnel, engineering and sales management.

     The Company sells or has sold both OEM and medical laser products to over 100 customers worldwide. For the year ended December 31, 1999, two companies accounted for more than 10% of the Company's sales. Company A accounted for 44% and Company B accounted for 15% of the Company's 1999 sales. For the year ended December 31, 1998, two companies accounted for over 10% of the Company's sales.

================================================================================

Company A and C, accounted for 37%, and 23% respectively, of the 1998 sales.

     OEM customers typically fulfill their laser product requirements by placing purchase orders with the Company which are generally filled and shipped within the customer's requested delivery schedule. Laser product sales to and purchase orders received from OEM customers typically can be expected to fluctuate in part due to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in end user demand for customer products which use or incorporate the Company's laser products, (iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors. The Company's backlog of new product orders for its laser products and medical laser systems as of December 31, 1999 was approximately $597,200, as compared to approximately $807,637 of new product and service orders on December 31, 1998. Based on past experience, the Company anticipates that substantially all of its unfilled orders for laser products will be delivered in 2000.

     For many years, the Company has been and remains substantially dependent upon a limited number of OEM customers for sales of its laser products and service sales. The Company believes that future sales of its laser products and service sales will depend upon its ability to attract and maintain a variety of volume OEM customers requiring its laser products. However, there can be no assurance that the Company will be successful in these efforts, or that its competitors, customers or others will not introduce products or technologies superior to those of the Company or produce comparable products at lower prices, in which case the Company's business could be adversely affected. In addition, rapid technological advances made by competitors, customers, or others could make the product lines obsolete. Also, overall customer demand for OEM laser products and sub- assemblies may continue to decrease as a result of their replacement by superior, alternative, or lower cost products and technologies.

        The Company typically invoices its laser product customers upon product shipment. Payment on approved credit terms is generally due in 30 days after date of invoice, but such terms can vary, especially in the case of foreign sales. Collection of trade accounts receivable typically occurs within 30 to 45 days after invoice.


          Medical Laser Systems
       ---------------------

     During the past year management has continued to expanded the Company's business into retail medical laser systems for use in ophthalmology and dermatology. For the year ended December 31, 1999, medical laser system sales accounted for 25% of the Company's sales as compared to 5% of 1998 sales. The Company has entered into an agreement with A.R.C. AG, Switzerland, a company owned and controlled by Reinhardt Thyzel, a director and the majority shareholder of the Company, pursuant to which the Company and A.R.C. AG will distribute the products of the other, including the Dodick PhotoLysis System for removal of cataracts. The Company has submitted a 510(k) premarket notification to the Food and Drug Administration ("FDA") for clearance to sell the Dodick Laser PhotoLysis System in the United States. In addition to the use of advertising in trade publications and attendance at medical conventions, the Company is now using sales agents, distributors and strategic partners to market

================================================================================

and sell its medical laser systems. The Company continues the process of identifying additional qualified sales agents, distributors and strategic partners in the United States and internationally for its medical laser systems.

        The Company typically invoices the retail purchaser of its medical laser systems on a 10% down, balance due on delivery/installation, but such terms can vary. Payment on approved credit terms to distributors and strategic partners is generally net 30 days after date of invoice, but such terms can vary. Collection of trade accounts receivable typically occurs within 30 to 45 days.

        Foreign Sales
        -------------

     The Company, in 1999 sold a majority of its OEM and medical products to customers in Europe and other foreign countries. The Company's largest customers for both its OEM and medical laser products in 1999 was foreign. Foreign sales to these customers, accounted for approximately 44% and 15%, respectively, of the Company's sales during 1999. Total sales to all foreign customers accounted for approximately 71% of the Company's total sales. (See
Note 13 to Consolidated Financial Statements for further discussion).

     Manufacturing and Suppliers
     ---------------------------

     The Company relies upon unaffiliated suppliers for components used in the fabrication of its laser products. Currently, certain components utilized in the manufacture of the products are available from a limited number of suppliers or a sole supplier. The Company has experienced problems in obtaining components required in its OEM laser products due to the bankruptcy of its then sole supplier for such components. The Company has sourced certain but not all of such components from an alternative supplier. The Company believes that its operations could be adversely affected in the event that it is unable to obtain components on a timely basis from its suppliers.

     The Company relies upon affiliated and unaffiliated suppliers for components and subassemblies used in the fabrication of its medical laser systems and for the complete medical systems distributed by the Company. For many components, subassemblies and medical systems, the Company is dependent upon on one particular supplier. The Company believes that its operations could be adversely affected in the event that it is unable to obtain components, subassemblies and medical systems on a timely basis from these suppliers.

     The Company maintains an inventory of laser components and medical laser components, subassemblies and systems. The Company generally manufactures its products in response to customer orders.

     The Company's raw material inventory at December 31, 1999 was $571,244, with an allowance of obsolete inventory of $300,000, work in process inventory was $253,742, and $224,425 in finished goods inventory.

================================================================================

     Competition
     -----------

     The laser products and medical laser systems markets are complex and fragmented as a result of the specialized nature of laser products and medical laser systems and the various applications required by purchasers. Rapid technological advances and intense competition are characteristic of the laser products and medical laser systems industries. The Company is subject to the risk that its competitors or certain of its customers may introduce products or technologies which are superior to those of the Company or produce products at lower prices, which could make its products obsolete. The Company is also subject to the risk that customer products which incorporate its OEM lasers products may become obsolete or may be redesigned, eliminating the need for its products. The principal competitive factors for its OEM laser products are technology, price, service, quality, performance and ability to meet customer specifications. The principal competitive factors for medical laser systems are the product's technological capabilities and proven clinical ability, price, service, quality, and scope of regulatory approval.

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

================================================================================

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

      The Company's medical laser systems, with applications in the fields of dermatology and ophthalmology, are regulated as medical devices by the FDA and the CDRH under the federal Food, Drug and Cosmetic Act. As such, these devices require premarket clearance by the FDA prior to domestic commercialization. The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the control the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devises. The Company's laser based medical products are classified as Class II devices. If a manufacturer of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class II medical device, the manufacturer may seek FDA premarket clearance for the device by filing a submission of a premarket notification to the CDRH, Office of Device Evaluation, in accordance with Section 510(k) of the federal Food, Drug, and Cosmetic Act.

     The Company submitted the required Section 510(k) premarket notifications to the FDA and the CDRH seeking classification of both its argon gas, krypton gas and diode pumped solid state laser systems for ophthalmic and dermatological applications and received its 510(k) clearances to market these systems. In September 1999, a 510(k) premarket notification filing was submitted to the FDA seeking clearance to market the Dodick Laser PhotoLysis System in the United States. Since that time the FDA has requested additional information which was
provided.   The Company currently is awaiting notice of clearance to market the
PhotoLysis System.

     The Company and its medical products manufactured pursuant to a 510(k) premarket clearance notification are, or will, be subject to continuing regulation by the FDA and must comply with all applicable requirements of the FDA on an ongoing basis. The federal Food, Drug, and Cosmetic Act also requires the Company to manufacture its products in registered establishments and in accordance with the Quality System Requirements of the Current Good Manufacturing Practices (CGMP), 21 CFR 820 (Technical equivalent to the ISO 9001

================================================================================

& ISO/DIS 13485). The Company's facilities in the United States are subject to periodic inspections by the FDA.

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

     The above Directives also require the Company to have its products manufactured in registered establishments and in accordance with the harmonized quality system standards (ISO 9000 series). The compliance to such standards is determined by audit from a "notified" body and through periodic surveillance.

     Although the Company believes that it currently complies and will continue to comply with the applicable regulations, such regulations are always subject to change. Regulations, such as ISO 9001, require a more difficult and time consuming level of compliance and therefore the Company cannot assure that it will meet all these regulations in a timely manner. In addition there can be no assurance that future changes in law, regulations, review guidelines, administrative interpretations by the FDA, any international governing agency or other regulatory bodies will not adversely affect the Company.

     Product Development
     -------------------

     The Company continues to be engaged in the development of medical laser systems and laser products. In 1999, the Company maintained its narrowed engineering focus to that of laser-based dermatological and ophthalmic medical systems and to a lesser extent to the product needs of certain of its OEM laser products customers.

     The Company booked expenses of $463,805 in 1999 and $583,602 in 1998 on research and development activities.

     Insurance
     ---------

     The Company carries product liability insurance on its laser products and medical laser systems to a maximum of $4,000,000.

     Compliance with Environment Laws
     --------------------------------

     The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.

================================================================================

     Employees
     ---------

     On December 31, 1999, the Company had 27 full-time equivalent employees: 3 in general and administrative services, 16 in manufacturing and support services, 5 in Engineering, and 3 in management and marketing.


ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The Company's administrative offices and assembly facilities for its laser products are located in a building of approximately 32,300 square feet located in Salt Lake City, Utah. The Company has a ten year lease, commencing May 1, 1999, with an unrelated party. The annual base rent for this facility is $239,421. Prior to May 1, 1999 the Company leased its facility from the now deceased Dr. William H. McMahan, former significant shareholder, Chairman, President and Chief Executive Officer of the Company.

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


                                      High              Low
                                      ----              ---
    1999   First quarter            $ 1.875           $ 1.25
    ----   Second quarter             3.125             1.375
           Third quarter              5.375             2.125
           Fourth quarter             4.9375            3.875

    1998   First quarter            $ 4.60            $ 2.10
    ----   Second quarter             3.50              1.00
           Third quarter              2.50              1.00
           Fourth quarter             1.6875            1.0625

      As of December 31, 1999 there were approximately 520 beneficial holders of the Company's Common Stock.

       The Company did not pay cash dividends on its common stock in 1999 and it does not anticipate paying any cash dividends thereon in the foreseeable future.

     On October 9, 1998, the Company issued 521,739 shares of its common stock to Reinhardt Thyzel for the purchase price of $600,000. No underwriters were engaged to sell the stock and no underwriting discounts or commissions were paid. The securities were offered pursuant to an exception from registration under Section 4(2) of the Securities Act of 1933. Mr. Thyzel is a sophisticated investor who has dealt with the Company for several years. He is also a resident of Switzerland. In September, 1999, the Company issued 170,000 shares of its common stock to six European investors for the total aggregate purchase price of $272,000. In October, 1999, the Company issued 10,000 shares of its common stock to one investor for the purchase price of $16,000. No underwriters were engaged to sell the stock and no underwriting discounts or commissions were paid. The securities were offered pursuant to an exception from registration under Section 4(2) of the Securities Act of 1933. The proceeds of all the offerings were used for working capital purposes.

================================================================================

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

     Results of Operations
     ---------------------

     Net sales for the year ended December 31, 1999, were $3,798,413 as compared to $3,310,719 for the same period in 1998, an increase of $487,694 or 15%. This increase was primarily a result of increases in medical laser system sales and to increases in laser product and service sales to the Company's largest OEM customer which were partially offset by decreases in laser product and service sales to all other OEM customers. Medical laser system sales for the year ended December 31, 1999, were $960,084 as compared to $176,000 for the same period in 1998, an increase of $784,084 or 446%. Laser product and service sales to the Company's OEM largest customer for the year ended December 31, 1999, were $1,658,780 compared to $1,230,521 for the same period in 1998, an increase of $428,259 or 35%. Laser product and service sales to the Company's other OEM customers for the year ended December 31, 1999, were $1,179,549 as compared to $1,904,198 for the same period in 1998, a decrease of $724,649 or 38%.

      Cost of products sold for the year ended December 31, 1999 were $3,272,031 as compared to $3,142,826 for the same period in 1998, an increase of $129,205 or 4%, which was primarily due to increased sales. As a percentage of net sales, cost of products sold was 86% for the year ended December 31, 1999 as compared to 95% for the same period in 1998. This decrease was due to decreases in material, labor and factory overhead costs which were the result of the Company's cost reduction and material recycling efforts.

       Selling, general, and administrative expenses for the year ended December 31, 1999 were $1,121,119 as compared to $993,226 for the same period in 1998, an increase of $127,893 or 13%. This increase was primarily a result of increases in medical laser system marketing and sales activities and to medical laser system sales commissions which were partially offset by decreases in other general and administrative cost and expenses.

================================================================================

      Research and development expenditures for the year ended December 31, 1999 were $463,805 as compared to $583,602 for the same period in 1998, a decrease of $119,797 or 21%. This decrease was primarily a result of the Company narrowing its product development focus to that of medical laser systems and to the product needs of certain of its OEM laser product customers.

        Royalty expenses for the year ended December 31, 1999 were $40,297 as compared to $50,814 for the same period in 1998, a decrease of $10,517 or 21%.

        Interest and other revenue for the year ended December 31, 1999 were $62,163 as compared to $25,386 for the same period in 1998, an increase of $36,777 or 145%.

     The Company recognized a net loss for the year ended December 31, 1999 of $1,161,505 or $.79 per share as compared to a net loss of $1,710,252 or $1.57 per share for the same period in 1998, a decrease in net loss of $548,747 or $.78 per share. This improvement was primarily a result of an increase in sales and a decrease in the cost of products sold, general and administrative costs and expenses and research and development expenditures which was partially offset by increases in medical laser system marketing and selling costs and sales commissions.

    On December 31, 1999 the Company had net operating loss carryforwards for tax purposes of approximately $6,086,000 available to offset future taxable income. The loss carryforwards will begin to expire in the year 2004.


     Liquidity and Capital Resources
     -------------------------------
     On December 31, 1999, the Company had working capital of $3,948 as compared to $818,603 at December 31, 1998, a decrease of $814,655 or 99.5%. Cash equivalents at December 31, 1999 were $113,337 as compared to $531,734 on December 31, 1998, a decrease of $418,397, or 79%.

    The decrease in working capital and cash equivalents were primarily the result of the net loss experienced during 1999, which were partially offset by cash proceeds from sales of the Company's common stock. Currently, the Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the sale of common stock.

    In addition to the operating lease described in Note 7, the Company entered into two equipment lease agreements. One lease has a term of five years and the other lease has a three year term. Total commitment for the two leases including interest at December 31, 1999, was $54,484. The Company has no other material commitments for capital expenditures.


     Year 2000 Issue
     ---------------

     The Company experienced no problems with programming codes in existing computer systems during the year 2000 change over. Prior to December 31, 1999 the Company had implemented, as planned, a new accounting and material

================================================================================

management system that was year 2000 compliant. The Company will, however, continue to monitor its systems for any unexpected problems that may arise.


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

================================================================================

                                        PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

================================================================================

                                        PART IV



ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------
        (a)     Exhibits


              3 (i)  -  *Articles of Incorporation, as amended

        (ii) -   Bylaws with amendments

              4 (a)  -  *Specimen Stock Certificate

                (b)  -  *Incentive Stock Option Plan

                (c)  -  *Non-Statutory Stock Option Plan

         (d)  -  *1999 Stock Incentive Plan

       10(a)  -  *Lease Agreement between NP#2, LLC and Registrant

         (b) - *Stock Purchase Agreement dated as of August 5, 1998 between Reinhardt Thyzel and Registrant.

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


LASER CORPORATION


By:  /s/ B. Joyce Wickham                         Date    March 29, 2000
     --------------------------------------       ------------------------------
     B. Joyce Wickham
     President & Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                                     Date
          ---------                                     ----

/s/ B. Joyce Wickham                                March 29, 2000
----------------------------------------       -------------------------
B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                 March 29, 2000
----------------------------------------       -------------------------
Mark L. Ballard
Vice President and Director


/s/ Rod O. Julander                                 March 29, 2000
----------------------------------------       -------------------------
Rod O. Julander
Secretary and Director


/s/ Reinhardt Thyzel                                March 29, 2000
----------------------------------------       -------------------------
Reinhardt Thyzel
Director


/s/ Reo K. Larsen                                   March 29, 2000
----------------------------------------       -------------------------
Reo K. Larsen
Accounting Manager

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

        American Laser Corporation                         Utah

        American Laser Medical, Inc.                       Utah

  American Laser Software, Inc.                      Utah

================================================================================

                                AMENDMENT OF THE BYLAWS

                                OF LASER CORPORATION




Article III, Section 2, Number, Tenure and Qualifications.
----------------------------------------------------------

      The number of Directors of the Corporation shall be four (4). The number of Directors may be varied by amending these Bylaws. Each Director shall hold office until the next annual meeting of shareholders and until his successor shall have been elected and qualified. Directors need not be residents of the state of incorporation or shareholders of the Corporation.

      The above amendment to the Bylaws of Laser Corporation was duly adopted by the Board of Directors on May 25, 1999.


                                        /s/ Rod O. Julander
                                        ---------------------------------
                                        Rod O. Julander
                                        Secretary

================================================================================























                               LASER CORPORATION

                               Financial Statements
                               December 31, 1999 and 1998

================================================================================





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

Notes to consolidated financial statements                      F-8

================================================================================


                                                    INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders of Laser Corporation

We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                          TANNER + CO.
Salt Lake City, Utah
March 7, 2000

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                                      Consolidated Balance Sheet

                                                                    December 31,
--------------------------------------------------------------------------------
                                                        1999          1998
                                                  -----------------------------
            Assets
            ------

     Current assets:
        Cash and cash equivalents                  $   113,337    $   531,734
        Receivables, net                               635,417        319,091
        Inventories                                    749,411        967,722
        Other current assets                            16,887         72,733
                                                   ---------------------------
                Total current assets                 1,515,052      1,891,280

     Equipment and leasehold improvements, net         284,771        212,801
     Other assets                                       43,068        130,203
                                                   ---------------------------
                                                   $ 1,842,891    $ 2,234,284
                                                   ===========================


           Liabilities and Stockholders' Equity
           ------------------------------------

     Current liabilities:
        Accounts payable                            $ 1,058,042   $   756,078
        Accrued expenses                                291,689       201,599
        Accrued warranty expense                        150,000       115,000
        Current portion capital leases                   11,373           -
                                                     --------------------------
                   Total current liabilities          1,511,104     1,072,677

     Long-term capital lease                             32,050           -
     Commitments and contingencies                          -             -

     Stockholders' equity:
        Common stock, $.05 par value,
          10,000,000 shares authorized;
          1,590,038 and 1,400,038 shares
          issued, respectively                           79,503        70,003
        Additional paid-in capital                    1,617,718     1,327,583
        Retained deficit                             (1,297,484)     (135,979)
        Treasury stock, at cost                        (100,000)     (100,000)
                                                    --------------------------
                 Total stockholders' equity             299,737     1,161,607
                                                    --------------------------
                                                    $ 1,842,891   $ 2,234,284
                                                    ==========================


--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-3

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Operations

                                                        Years Ended December 31,
--------------------------------------------------------------------------------
                                                      1999           1998
                                                 -----------------------------

     Revenues:
        Net sales                                 $ 3,798,413     $ 3,310,719
        Interest and other income                      62,163          25,386
                                                  ----------------------------
                                                    3,860,576       3,336,105
                                                  ----------------------------
     Cost and expenses:
        Cost of products sold                       3,272,031       3,142,826
        Selling, general and administrative         1,121,119         993,226
        Research and development                      463,805         583,602
        Write down of investment                      119,003             -
        Royalties                                      40,297          50,814
        Interest                                        5,826             -
        Write off of inventory                            -           275,889
                                                  ----------------------------
                                                    5,022,081       5,046,357
                                                  ----------------------------

     Loss before income taxes                      (1,161,505)     (1,710,252)

     Benefit for income taxes                             -               -
                                                  ----------------------------
     Net loss                                     $(1,161,505)     $(1,710,252)

     Loss per share - basic and diluted           $      (.79)     $     (1.57)
                                                  =============================
     Weighted average shares - basic and diluted    1,467,000        1,087,000
                                                  =============================


















--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-4

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                  Consolidated Statement of Stockholders' Equity

                                          Years Ended December 31, 1999 and 1998
--------------------------------------------------------------------------------






           Common Stock   Additional   Retained   Treasury Stock
          ---------------   Paid-In    Earnings  ----------------
          Shares   Amount   Capital   (Deficit)  Shares    Amount      Total
          ----------------------------------------------------------------------
Balance at
January 1,
1998        867,049 $43,353   $731,022  $1,574,273 12,500 $(100,000) $2,248,648

Issuance
of common
stock for
cash        532,989  26,650    596,561         -       -         -      623,211

Net loss        -       -          -    (1,710,252)    -         -   (1,710,252)
         -----------------------------------------------------------------------
Balance at,
December
31,1998   1,400,038  70,003  1,327,583    (135,979  12,500  (100,000) 1,161,607

Issuance
of common
stock for
cash        180,000   9,000    279,000         -       -         -      288,000

Exercise
of stock
options      10,000     500     11,135         -       -         -       11,635

Net loss        -       -          -    (1,161,505)    -         -   (1,161,505)
          ----------------------------------------------------------------------
Balance at,
December
31, 1999  1,590,038 $79,503 $1,617,718 $(1,297,484) 12,500 $(100,000)  $299,737
          ======================================================================









--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-5

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows

                                                        Years Ended December 31,
--------------------------------------------------------------------------------
                                                     1999             1998
                                                 ------------------------------
     Cash flows from operating activities:
        Net loss                                 $(1,161,505)      $(1,710,252)
        Adjustments to reconcile net loss to
        net cash used in operating activities:
           Depreciation and amortization             124,419           138,027
           Provision for losses on
             accounts receivable                         -              23,000
           Write down of investment                  119,003               -
        (Increase) decrease in:
           Receivables                              (316,326)          561,015
           Inventories                               218,311           780,052
           Other assets                               23,978           (47,882)
        Increase (decrease) in:
           Accounts payable and accrued expenses     392,054          (401,801)
           Accrued warranty expense                   35,000           (45,000)
                                                 ------------------------------
                     Net cash used in
                     operating activities           (565,066)         (702,841)
                                                 ------------------------------
     Cash flows from investing activities:
        Purchase of property and equipment          (142,820)          (87,423)
        Proceeds from notes receivable                   -             534,308
                                                 ------------------------------
                     Net cash provided by
                     investing activities           (142,820)          446,885
                                                 ------------------------------
     Cash flows from financing activities:
        Payments on capital leases                   (10,146)              -
        Proceeds from issuance of common stock       299,635           623,211
                                                 ------------------------------
                     Net cash provided by
                     financing activities            289,489           623,211
                                                 ------------------------------
        Increase (decrease) in cash
           and cash equivalents                     (418,397)          367,255

        Cash and cash equivalents,
           beginning of year                         531,734           164,479
                                                 ------------------------------
        Cash and cash equivalents,
           end of year                           $   113,337       $   531,734
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

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------


     Supplemental disclosure of noncash transactions:

     During the year ended December 31, 1999 the Company purchased $53,569 of equipment with a capital lease.


     Supplemental disclosures of cash flow information:




                                                          Years Ended
                                                          December 31,
                                                   ---------------------------
                                                        1999          1998
                                                   ---------------------------
                  Interest paid                    $    5,826      $    -
                                                   ===========================

                  Income taxes paid                 $     -        $    -
                                                   ===========================


























--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-7

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 1999 and 1998
--------------------------------------------------------------------------------

1. Organization   Organization and Principles of Consolidation
   and            --------------------------------------------
   Summary of     The consolidated financial statements include the accounts of
   Significant    Laser Corporation (Laser) and its wholly-owned subsidiaries,
   Accounting     American Laser Corporation (American Laser), American Laser
   Policies       Software, Inc. (ALS), and A.R.C. Laser Corporation (ARC) (the
                  Company) located in Salt Lake City, Utah. All significant intercompany account balances and transactions have been eliminated in consolidation.

                  The Company is engaged in designing, manufacturing, marketing and servicing of laser products and medical laser systems.

                  Cash and Cash Equivalents
                  -------------------------
                  For purposes of the statement of cash flows, the Company considers all highly liquid certificates of deposit with maturities of three months or less to be cash equivalents.

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
   Summary of     Loss per common share is computed using the weighted average
   Significant    number of common shares outstanding.  Common equivalent shares
   Accounting     consist of the Company's stock options and are considered to
   Policies       be antidilutive common stock equivalents, determined using the
   Continued      treasury stock method.

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
















--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1. Organization   Use of Estimates in the Preparation of Financial Statements
   and            -----------------------------------------------------------
   Summary of     The preparation of financial statements in conformity with
   Significant    generally accepted accounting principles requires management
   Accounting     to make estimates and assumptions that affect the reported
   Policies       amounts of assets and liabilities and disclosure of contingent
   Continued      assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Reclassifications
                  -----------------
                  Certain reclassifications have been made to the prior period's financial statements in order to conform them to the classifications used for the current year.

2. Going          The accompanying financial statements have been prepared on a
   Concern        going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses from operations during the past several years and has been unable to generate cash flows from operations. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is active in the development of new products that will increase the Company's versatility in the laser products market and is putting together a plan to obtain additional capital and financing.
                  There is no assurance that the Company will be successful.















--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3. Detail of                                               December 31,
   Certain                                        ------------------------------
   Balance                                             1999            1998
   Sheet                                          ------------------------------
   Accounts             Receivables:
                        Trade receivables         $  660,417       $  344,091
                        Less allowance for
                         doubtful accounts           (25,000)         (25,000)
                                                  ------------------------------
                                                  $  635,417       $  319,091
                                                  ==============================

                     Inventories:
                        Raw materials             $  571,244       $  674,851
                        Work-in-process              253,742          451,356
                        Finished goods               224,425           52,931
                        Reserve for obsolescence    (300,000)        (211,416)
                                                  ---------------------------
                                                  $  749,411       $  967,722
                                                  ===========================






4. Equipment      Equipment and leasehold improvements consist of the following:
   and
   Leasehold                                                 December 31,
   Improvements                                     --------------------------
                                                        1999         1998
                                                    --------------------------
                     Equipment                      $ 1,701,008    $ 1,591,972
                     Leasehold improvements              87,353        641,692
                                                    --------------------------
                                                      1,788,361      2,233,664

                     Less accumulated depreciation
                      and amortization               (1,503,590)    (2,020,863)
                                                    --------------------------
                                                    $   284,771    $   212,801
                                                    ==========================







--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5. Capital        The Company leased certain equipment under noncancellable
   Leases         capital leases during 1999.  Assets held under capital
                  leases were included in and equipment during 1999 as follows
                  (in thousands):

                     Office equipment                    $    53,569
                     Accumulated amortization                 (3,774)
                                                         -----------
                                                         $    49,795
                                                         ===========

                  Amortization expense on capital leases for the years ended December 31, 1999 and 1998 were $3,774 and $0, respectively.

                  Future payments under the capital leases are as follows:

                          Year
                          ----
                          2000                         $   16,872
                          2001                             16,872
                          2002                             12,876
                          2003                              6,740
                          2004                              1,124
                                                       -----------
                     Total payments                        54,484
                     Less: amount of interest             (11,061)
                                                       -----------
                     Net capital lease principal           43,423
                     Less: current maturities             (11,373)
                                                       -----------
                     Total long-term                      $32,050
                                                       ===========

















--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6. Income         The benefit for income taxes differs from the amount computed
   Taxes          at federal statutory rates as follows:

                                                            Years Ended
                                                            December 31,
                                                    --------------------------
                                                          1999           1998
                                                    --------------------------
                    Income tax benefit at
                     statutory rates                $   395,000    $   581,000
                    Change in valuation allowance      (395,000)      (581,000)
                                                    --------------------------
                                                    $       -      $       -
                                                    ==========================


                  Deferred tax assets (liabilities) consist of the following:

                                                            December 31,
                                                    --------------------------
                                                          1999        1998
                                                    --------------------------
                     Net operating loss
                      carryforwards                 $ 2,070,000    $ 1,675,000
                     General business and
                      AMT credit carryforwards          146,000        176,000
                     Depreciation                        (8,000)        (8,000)
                     Inventory reserve                  102,000         72,000
                     Warranty reserve                    39,000         39,000
                     Bad debt reserve                     9,000          9,000
                                                    ---------------------------
                                                      2,358,000      1,963,000

                     Valuation allowance             (2,358,000)    (1,963,000)
                                                    ----------------------------
                                                    $       -       $      -
                                                    ============================












--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6. Income         The Company has net operating loss carryforwards for tax
   Taxes          purposes of approximately $6,086,000 at December 31, 1999
   Continued      available to offset future taxable income which begins to
                  expire in 2004. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. A valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.


7. Commitments    Operating Leases
   and            ----------------
   Contingencies  The Company's administrative offices and primary assembly facilities for its laser products are located in a 32,300 square foot building in Salt Lake City, Utah. The Company leases the building pursuant to a lease agreement which terminates April 2009. Under operating leases, the Company recognized annual rent expense of approximately $239,000 and $237,000 in 1999 and 1998, respectively.






























--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7. Commitments    Future minimum payments under the noncancellable operating
   and            leases are as follows:
   Contingencies
   Continued             Year                              Amount
                         ----                           ------------
                         2000                           $   239,000
                         2001                               239,000
                         2002                               253,000
                         2003                               257,000
                         2004                               257,000
                         Thereafter                       1,193,000
                                                        ------------
                                                        $ 2,438,000
                                                        ============


                  Investment Agreement
                  --------------------
                  The Company entered into an agreement with another corporate entity (the investee). The agreement provided that the Company would invest cash and/or services in exchange for the investee's stock. At December 31, 1998, the Company had performed cumulative services of $129,003, in exchange for common stock of the investee which is included in other assets at December 31, 1998. During 1999, management of the Company determined that based upon the operations of the investment entity the Company's investment was impaired. The Company wrote down its carrying value in the investment to $10,000 from $129,003 effective December 31, 1999.

                  Royalty Agreement
                  -----------------
                  The Company is party to an agreement with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents. Total royalty expense was $40,297 and $50,814 in 1999 and 1998, respectively.












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

8. Stock Option   The Company has an incentive stock option plan and a
   Plans          non-qualified stock option plan whereby an aggregate of
                  125,000 shares, or 62,500 shares for each plan, of the
                  Company's unissued and restricted common stock was reserved for ultimate issuance to selected employees.  The stock option committee of the Board of Directors administers both plans and has discretion to determine the terms of options granted under
                  each plan.   Such terms include the exercise price of each
                  option, the number of shares subject to each option, and the exercisability of such options. Options under the incentive plan must be granted at the fair market value on the date of grant except that the option price must be one hundred ten percent (110%) of such fair market value if the optionee owns more than ten percent (10%) of the outstanding common stock.
                  The aggregate fair market value of the shares issuable on exercise of options granted to any employee in a calendar year may not exceed $20,000 plus certain carry over allowances.
                  Options under the non-qualified plan must be granted at a price equal to at least the fair market value of the shares on the date of grant. For either plan, no more than 20 percent of the shares under option may be exercised during the first year following the date of grant, and options expire five years from the date of grant. The incentive plan and the non-qualified plan, as amended on May 21, 1993, expired on June 30, 1998.

                  The Company has adopted a stock incentive plan whereby 150,000 shares of the Company's common stock have been reserved for issuance to its employees. The stock option committee of the Company's Board of Directors has complete discretion to grant awards pursuant to the terms and provisions of the plan. The stock incentive plan expires December 31, 2009.







--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8. Stock          Information regarding the stock option plans are summarized
   Option Plans   below:
   Continued
                                               Number of       Option Price
                                                Options          Per Share
                                            ----------------------------------
                     Outstanding at
                     January 1, 1998            108,125     $     1.43 - 4.10
                     Granted                     10,000           1.13 - 2.02
                     Exercised                  (10,750)          1.14 - 3.03
                     Expired                    (10,000)          1.50 - 3.03
                     Forfeited                   (9,875)          1.30 - 4.10
                                            ----------------------------------
                     Outstanding at
                     December 31, 1998           87,500     $     1.13 - 4.10
                     Granted                     31,000           1.69 - 4.59
                     Exercised                  (10,000)                 1.30
                     Expired                     (8,750)          1.14 - 4.10
                     Forfeited                      -                  -
                                            ----------------------------------
                     Outstanding at
                     December 31, 1999           99,750      $    1.13 - 4.59
                                            ==================================


























--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9. Stock based     The Company has adopted the disclosure-only provisions of
   Compensation    Statement of Financial Accounting Standards (SFAS) No.123,
                   Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for employees in the financial statements. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          Years Ended
                                                          December 31,
                                                    --------------------------
                                                        1999        1998
                                                    --------------------------
                      Net loss - as reported        $ (1,161,505) $ (1,710,252)
                      Net loss - pro forma          $ (1,248,744) $ (1,719,632)
                      Loss per share - as reported  $       (.79) $      (1.57)
                      Loss per share - pro forma    $       (.85) $      (1.58)
                                                    --------------------------

                  The fair value of each option grant is estimated in the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                           December 31,
                                                    --------------------------
                                                         1999        1998
                                                    --------------------------
                     Expected dividend yield        $      -0-     $   -0-
                     Expected stock
                      price volatility                   121.32%      88.86%
                     Risk-free interest rate               6.00%       5.00%
                     Expected life of options            5 years     5 years
                                                    --------------------------

                  The weighted average fair value of options granted during 1999 and 1998 are $2.81 and $.94, respectively.










--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9. Stock Based    The following table summarizes information about stock options
   Compensation    outstanding at December 31, 1999:
   Continued
                       Options Outstanding          Options Exercisable
                  -----------------------------------------------------------
                                 Weighted
                                 Average
                      Number     Remaining     Weighted    Number    Weighted
   Range of         Outstanding  Contractual   Average   Exercisable Average
   Exercise             at       Life          Exercise      at      Exercise
   Prices            12/31/99    (Years)        Price     12/31/99    Price
   --------------------------------------------------------------------------
   $ 1.13 to 1.30     29,750       3.7         $  1.42      29,750   $  1.42
     1.90 to 2.40     32,000       1.6            2.09      32,000      2.09
     2.90 to 4.59     38,000       3.7            3.92      38,000      3.92
   --------------------------------------------------------------------------
   $ 1.13 to 4.59     99,750       2.8         $  2.59      99,750   $  2.59
   ==========================================================================


10. Earnings Per    Financial accounting standards require companies to present
    Share           basic earnings per share (EPS) and diluted earnings per
                    share along with additional informational disclosures.
                    Information related to earnings per share is as follows:

                                                            Year Ended
                                                            December 31,
                                                    --------------------------
                                                        1999          1998
                                                    --------------------------
                    Basic and Diluted EPS
                    Net loss available to common
                     stockholders                   $ (1,161,505)  $(1,710,252)
                                                    --------------------------
                    Weighted average common shares     1,467,000     1,087,000
                                                    ==========================
                    Net loss per share              $       (.79)  $     (1.57)
                                                    ==========================











--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

11. Profit Sharing  American Laser adopted a 401(k) retirement savings and
    Plans profit sharing plan. All full-time employees of American Laser who are at least 21 years of age and have a minimum of three months of service with American Laser are eligible to participate. The plan contains a matching contribution which is at American Laser's discretion and is limited to two percent of the applicable employee's salary. No matching contributions were made during 1999 and 1998.

12. Related Party  The Company had a lease agreement in 1998 and a portion of
    Transactions   1999 with Dr. William H. McMahan, a former significant
                   shareholder, Chairman, President and Chief Executive Officer of the Company, for its operating facilities. Rent payments were approximately $79,000 and $237,000 in 1999 and 1998, respectively.

                   The Company has employment agreements with its President and Chief Executive Officer and Vice President as described in note 7.

                   During the year ended December 31, 1999 and 1998 the Company recognized $263,661 and $269,860 of revenue from the sale of products to entities owned by a director and major shareholder of the Company. Receivables relating to these sales total $178,537 and $43,350 at December 31, 1999 and 1998, respectively. The Company also had payables due of $343,669 at December 31, 1999.


13. Export Sales   Export sales to unaffiliated customers were as follows:
    and
    Major                                                  Years Ended
    Customers                                              December 31,
                                                  ----------------------------
                                                       1999         1998
                                                  ----------------------------
                       Europe                      $ 1,560,752     $ 2,109,735
                       Other                           890,534         247,800
                                                  ----------------------------
                                                   $ 2,451,286     $ 2,357,535
                                                  ============================








--------------------------------------------------------------------------------

================================================================================

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

13. Export Sales   Combined domestic and foreign sales and service of lasers to
    and            the Company's major customers are as follows:
    Major
    Customers                                                      Years Ended
                                                          December 31,
                                                    -------------------------
                      Major customers                   1999         1998
                                                    -------------------------
                      Company A                     $ 1,658,780   $ 1,230,521
                      Company B                     $   552,300   $       -
                      Company C                     $   204,664   $   755,929
                      Company D                     $   104,311   $   213,859


14. Fair Value    None of the Company's financial instruments are held for
    of Financial  trading purposes.  The Company estimates that the fair value
    Instruments   of all financial instruments at December 31, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.

15. Recent        In June 1998, the FASB issued SFAS No. 133, "Accounting for
    Accounting    Derivative Instruments and Hedging Activities."  This
    Pronounce-    statement establishes accounting and reporting standards for
    ments         derivative instruments and requires recognition of all
                  derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.












--------------------------------------------------------------------------------

================================================================================