Form 10QSB
period 2000-03-31
LASER CORP
filed 2000-05-16
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

================================================================================

                             United States
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----   ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                  or

 ----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                        ---------------    -------------------
                     Commission File Number 0-13316

                           LASER CORPORATION
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Utah                             87-0395567
      -----------------------------      --------------------------------
        (State of Incorporation)              (I.R.S. Employer
                                             Identification No.)

           2417 South 3850 West
           Salt Lake City, UT                        84120
      -----------------------------      --------------------------------
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

Common Stock, .05 Par Value -- 1,603,988 shares as of March 31, 2000.

================================================================================



                                INDEX

                  LASER CORPORATION AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.         Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 31, 2000 and December 31, 1999.

            Consolidated Statements of Operations - Three months ended March 31, 2000 and 1999.

            Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999.

            Notes to Consolidated Financial Statements - March 31, 2000.

Item 2.         Management's Discussion and Analysis.



PART II.        OTHER INFORMATION
--------  -----------------
Item 6.   Exhibits and Reports on Form 8-K




SIGNATURES
----------

================================================================================

PART I. FINANCIAL INFORMATION
Item 1.
                        LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                    March 31,      December 31,
ASSETS                                                2000             1999
------                                              Unaudited
                                                   -----------     -----------
CURRENT ASSETS
  Cash and cash equivalents                        $   195,178     $   113,337
  Receivables, net                                     578,659         635,417
  Inventories                                          705,802         749,411
  Other current assets                                  24,631          16,887
                                                   -----------     -----------
        Total Current Assets                         1,504,270       1,515,052

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net            264,765         284,771
  Other assets                                          43,775          43,068
                                                   -----------     -----------
                                                   $ 1,812,810     $ 1,842,891

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Accounts payable                                 $   905,511     $ 1,058,042
  Accrued expenses                                     291,377         291,689
  Accrued warranty expense                             140,000         150,000
  Current portion capital leases                        11,817          11,373
                                                   -----------     -----------
        Total Current Liabilities                      1,348,705       1,511,104

LONG-TERM LIABILITIES
  Long-Term Capital Lease                               29,448          32,050
  Convertible Note Payable                             250,000           ---
                                                   -----------     -----------
      Total Liabilities                            $ 1,628,153     $ 1,543,154
                                                   -----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $.05 par value, 10,000,000 shares
   authorized; 1,603,988 and 1,590,038 shares
   issued, respectively                                 80,200          79,503
  Additional paid-in capital                         1,690,251       1,617,718
  Retained deficit                                  (1,485,794)     (1,297,484)
  Treasury stock, at cost                             (100,000)       (100,000)
                                                   -----------     -----------
       Total Stockholders' Equity                      184,657         299,737
                                                   -----------     -----------
                                                   $ 1,812,810     $ 1,842,891
                                                   ===========     ===========


           See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                   ---------------------------
                                                    March 31,       March 31,
                                                      2000            1999
                                                   -----------     -----------
REVENUES:
  Net sales                                        $   630,140     $   930,276
  Interest and other income                              1,409           4,927
                                                   -----------     -----------
                                                       631,549         935,203
COSTS AND EXPENSES:
  Cost of products sold                                557,379         831,464
  Selling, general and administrative                  199,393         247,654
  Research and development                              53,565         128,293
  Royalties                                              8,250          12,565
  Interest                                               1,272            ---
                                                   -----------     -----------
                                                       819,859       1,219,976
                                                   -----------     -----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES              (188,310)       (284,773)

INCOME TAX BENEFIT (EXPENSE) - CURRENT                    ---             ---
                                                   -----------     -----------
NET LOSS                                           $  (188,310)    $  (284,773)
                                                   ===========     ===========

NET LOSS PER SHARE                                 $     ( .12)    $     ( .21)
                                                   ===========     ===========
  Average number of shares of
    Common Stock outstanding                         1,596,000       1,388,000
                                                   ===========     ===========


















           See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                      2000            1999
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $  (188,310)    $  (284,773)

  Adjustments to reconcile net income (loss)
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                     20,006          35,728
  (Increase) decrease in assets:
      Receivables                                       56,758        (109,356)
      Inventories                                       43,609         (54,261)
      Other assets                                      (8,451)        (29,137)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                              (165,001)        140,874
                                                   -----------     -----------
      Net Cash Used in Operating Activities           (241,389)       (300,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    ---           (14,145)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from Notes Payable                          250,000           ---
  Proceeds from Sale of Stock                           73,230           ---
                                                   -----------     -----------
      Net Cash Provided from Financing Activities      323,230           ---

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        81,841        (315,070)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              113,337         531,734
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $   195,178     $   216,664
                                                   ===========     ===========















           See accompanying notes to consolidated financial statements

================================================================================

                            LASER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                      March 31, 2000


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS

     Certain 1999 financial statement amounts have been reclassified to conform to 2000 presentations.


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

================================================================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to management. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted in the Company's filings with the Securities and Exchange Commission. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-KSB (file number 0-13316).


RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2000.

     Net sales for the three months ended March 31, 2000 were $630,140 as compared to $930,276 for the same period in 1999, a decrease of $300,136 or 32%. This decrease was primarily the result of a decreased demand for new laser products and to a lesser extent, a decrease in medical sales. Laser product and service sales accounted for $264,386 of that decrease while medical product sales decreased by $35,750.

     Cost of products sold for the three months ended March 31, 2000 were $557,379 as compared to $831,464 for the same period in 1999, a decrease of $274,085 or 33%, which was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 88% for the three months ended March 31, 2000 as compared to 89% for the same period in 1999. This percentage decrease in the cost of products sold was primarily the result of decreased labor costs.

     Selling, general, and administrative expenses for the three months ended March 31, 2000 were $199,393 as compared to $247,654 for the same period in 1999, a decrease of $48,261 or 19%. This decrease in sales, general, and administrative expenses was primarily a result of decreases in marketing and advertising expenses and to a lesser extent decreases in other administrative costs and expenses. An increased accrual for bad debts in the amount of $20,000 during the period ended March 31, 2000 offset additional cost reductions.

     Research and development expenditures for the three months ended March 31, 2000 were $53,565 as compared to $128,293 for the same period in 1999, a decrease of $74,728 or 58%. This decrease was primarily a result of the Company narrowing its product development focus to that of medical laser systems and to the product needs of certain of its OEM laser product customers.

================================================================================
     Royalty expenses for the three months ended March 31, 2000 were $8,250 as compared to $12,565 for the same period in 1999, a decrease of $4,315 or 34%.

     Interest income and other revenue for the three months ended March 31, 2000 was $1,409 as compared to $4,927 for the same period in 1999, a decrease of $3,518 or 71%. Interest expenses for the three month period ended March 31, 2000 were $1,272 as compared to no interest expense during the same period of 1999.

     The Company recognized a net loss for the three months ended March 31, 2000 of $188,310 or $.12 per share compared to a net loss of $284,773 or $.21 per share for the same period in 1999, an improvement of $96,463 or 34%. This improvement was primarily a result of decreases in selling, general and administrative expenses and research and development expenditures.


LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2000, the Company had working capital of $155,565 as compared to $3,948 at December 31, 1999, an increase of $151,617. This increase in working capital was primarily a result of the cash proceeds received from a convertible note payable in the amount of $250,000 and by the sale of the Company's stock in the amount of $73,230 which was partially offset by the Company's net loss for the three month period ended March 31, 2000.

     Cash equivalents at March 31, 2000 were $195,178 compared to $113,337 on December 31, 1999, an increase of $81,841 or 72%. This increase in cash equivalents was primarily a result of the cash proceeds received from a convertible note payable in the amount of $250,000 and by the sale of the Company's stock in the amount of $73,230 which was partially offset by the Company's cash loss from operations for the three month period ended March 31, 2000. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the sale of common stock.


YEAR 2000 ISSUE

   The Company experienced no problems with programming codes in existing computer systems during the year 2000 change over. The Company will, however, continue to monitor its systems for any unexpected problems that may arise.


PART II.  OTHER INFORMATION
--------  -----------------
Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibit 10.1 - Convertible Promissory Note, payable to Reinhardt Thyzel, by the Company.

================================================================================


                                        SIGNATURES


In accordence with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                             LASER CORPORATION



Date:   May 12, 2000                     /s/ B. Joyce Wickham
     --------------------------          ---------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   May 12, 2000                     /s/ Reo K Larsen
     --------------------------          ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager