Form 10QSB
period 2000-06-30
LASER CORP
filed 2000-08-11
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000.

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

                   For the quarterly period ended June 30, 2000

                                       or

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________________

                         Commission File Number 0-13316

                               LASER CORPORATION
        ---------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                   Utah                                87-0395567
        ------------------------------       ----------------------------
           (State of Incorporation)                  (I.R.S. Employer
                                                   Identification No.)
             2417 South 3850 West
             Salt Lake City, UT                           84120
        ------------------------------       ----------------------------
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

        Common Stock, .05 Par Value -- 1,628,609 shares as of Aug. 11, 2000

================================================================================

                                      INDEX

                        LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------
Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - June 30, 2000 and December 31, 1999.

            Consolidated Statements of Operations - Three months ended June 30, 2000 and 1999; Six months ended June 30, 2000 and 1999

            Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999.

            Notes to Consolidated Financial Statements - June 30, 2000.


Item 2.     Management's Discussion and Analysis.



PART II.    OTHER INFORMATION
-------     -----------------
Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES
----------

==========================================================================
PART I. FINANCIAL INFORMATION
Item 1.
                        LASER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                    June 30,       December 31,
ASSETS                                                2000             1999
                                                    Unaudited
                                                   -----------     -----------
CURRENT ASSETS
  Cash and cash equivalents                        $   145,491     $   113,337
  Receivables                                          454,200         635,417
  Inventories                                          714,997         749,411
  Other current assets                                  30,535          16,887
                                                   -----------     -----------
        Total Current Assets                         1,345,223       1,515,052

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net            246,802         284,771
  Other assets                                          43,775          43,068
                                                   -----------     -----------
                                                   $ 1,635,800     $ 1,842,891
LIABILITIES AND STOCKHOLDERS' EQUITY               ===========     ===========
CURRENT LIABILITIES
  Trade accounts payable                           $   772,621     $ 1,058,042
  Accrued expenses                                     237,631         291,689
  Accrued warranty expense                             135,000         150,000
  Current portion - Capital Leases                      12,279          11,373
                                                   -----------     -----------
      Total Current Liabilities                      1,157,531       1,511,104

LONG-TERM LIABILITIES
  Long-Term Capital Lease                               25,675          32,050
  Convertible Notes Payable                            500,000            ---
                                                   -----------     -----------
      Total Liabilities                              1,683,206       1,543,154
                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common Stock, $.05 par value; 10,000,000 shares
   authorized; 1,628,609 and 1,590,038 shares
   issued, respectively                                 81,430          79,503
  Additional paid-in capital                         1,778,877       1,617,718
  Retained earnings                                 (1,807,713)     (1,297,484)
  Treasury stock, at cost                             (100,000)       (100,000)
                                                   -----------     -----------
      Total Stockholders' Equity                       (47,406)        299,737
                                                   -----------     -----------
                                                    $1,635,800      $1,842,891
                                                   ===========     ===========




           See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended         Six months ended
                              -----------------------   -----------------------
                                June 30,     June 30,      June 30,    June 30,
                                  2000         1999          2000        1999
                              ----------   ----------   ----------   ----------
REVENUES:
  Net sales                   $  807,755   $  916,374   $1,437,895   $1,846,650
  Interest and other income        2,239        3,951        3,648        8,878
                              ----------   ----------   ----------   ----------
                                 809,994      920,325    1,441,543    1,855,528
COSTS AND EXPENSES:
  Cost of products sold          767,762      850,725    1,325,142    1,682,189
  Selling, general
    and administrative           285,882      345,911      485,274      593,565
  Research and development        69,272      142,127      122,837      270,420
  Royalties                        7,098       10,239       15,348       22,804
  Interest                         1,899        1,336        3,171        1,336
                              ----------   ----------   ----------   ----------
                               1,131,913    1,350,338    1,951,772    2,570,314
                              ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAXES        (321,919)    (430,013)    (510,229)    (714,786)

INCOME TAX BENEFIT
  (EXPENSE) - CURRENT               ---          ---          ---          ---
                              ----------   ----------   ----------   ----------
NET LOSS                      $ (321,919)  $ (430,013)  $ (510,229)  $ (714,786)
                              ==========   ==========   ==========   ==========

NET LOSS PER SHARE            $     (.20)  $     (.31)  $    ( .32)  $     (.51)
                              ==========   ==========   ==========   ==========
Average number of shares of
  Common Stock outstanding     1,622,000    1,401,000    1,609,000    1,401,000
                              ==========   ==========   ==========   ==========

















           See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)

                                                        2000          1999
                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                         $   (510,229)  $   (714,786)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                      37,969         78,028
      Provision for losses on accounts receivable        59,042         34,344
      Issuance of stock for compensation                 39,047          2,500

  (Increase) decrease in assets:
      Receivables                                       122,175        (80,989)
      Inventories                                        34,414        132,164
      Other assets                                      (14,355)           221

  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses      (354,479)       268,163
                                                   ------------   ------------
      Net Cash Used in Operating Activities            (586,416)      (280,355)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      ---        (118,805)
  Payments received on long term notes                     ---            ---
                                                   ------------   ------------
      Net Cash Used in Investing Activities                ---        (118,805)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                           500,000           ---
  Payments on Capital Leases                             (5,469)          ---
  Proceeds from Sale of Stock                           124,039          7,510
                                                   ------------   ------------
Net Cash Provided from Financing Activities             618,570          7,510
                                                   ------------   ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         32,154       (391,650)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD               113,337        531,734
                                                   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    145,491   $    140,084
                                                   ============   ============






           See accompanying notes to consolidated financial statements

================================================================================

                        LASER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 June 30, 2000


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


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


NOTE D - Supplemental Cash Flow Information

     Actual cash paid for interest and income taxes are as follows:

                                Three Months            Six Months
                               Ended June 30,          Ended June 30,
                               2000     1999            2000     1999
                             -------  -------         -------  -------
     Interest                $ 1,899  $ 1,336         $ 3,171  $ 1,336
                             -------  -------         -------  -------

     Income Taxes            $  ---   $  ---          $  ---   $  ---
                             -------  -------         -------  -------

================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward-looking statements not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.


     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


RESULTS OF OPERATIONS

Three months ended June 30, 2000.

     Net sales for the three months ended June 30, 2000 were $807,755 as compared to $916,374 for the same period in 1999, a decrease of $108,619 or 12%. This decrease was the result of a decreased demand for medical products and to a lesser extent to product, product support and service credits granted to foreign distributors of medical products.

     Cost of products sold for the three months ended June 30, 2000 was $767,762 as compared to $850,725 for the same period in 1999, a decrease of $82,963 or 10%. As a percentage of Company net sales, cost of products sold was 95% for the three months ended June 30, 2000 as compared to 93% for the same period in 1999. The change in the cost of products sold and the increase as a percentage of net sales was primarily the result of the decrease in medical sales.

     Selling, general, and administrative expenses for the three months ended June 30, 2000 were $285,882 as compared to $345,911 for the same period in 1999, a decrease of $60,029 or 17%. This decrease in selling, general, and administrative expenses was a result of decreases in marketing, advertising and general administrative expenses which was partially offset by an increase in the Company's accrual for doubtful accounts and to increased bad debt expenses resulting from the repossession of a medical system by the Company.

     Research and development expenditures for the three months ended June 30, 2000 were $69,272 as compared to $142,127 for the same period in 1999, a decrease of $72,855 or 51%. This decrease was primarily a result of the Company narrowing its product development focus to that of medical laser systems and to the product needs of certain of its OEM laser product customers.

================================================================================

     Royalty expenses decreased from $10,239 for the three months ended June 30, 1999 to $7,098 for the same period in 2000, a decrease of $3,141 or 31%.

     Interest income and other revenue decreased from $3,951 for the three months ended June 30, 1999 to $2,239 for the same period of 2000, a decrease of $1,712 or 43%.

     The Company recognized a net loss for the three months ended June 30, 2000 of $321,919 or $.20 per share compared to a net loss of $430,013 or $.31 per share for the same period in 1999, an improvement of $108,094 or $.11 per share. This improvement was primarily a result of decreases in selling, general, administrative and research and development expenses which were partially offset by decreases in net sales.


Six months ended June 30, 2000.

     Net sales for the six months ended June 30, 2000 were $1,437,895 as compared to $1,846,650 for the same period in 1999, a decrease of $408,755 or
22%.   A decrease in product demand resulted in decreased laser products and service sales totaling $244,062 for the six months ended June 30, 2000 as compared with the same period of 1999 although that decrease all occurred during the first quarter of 2000. Medical sales also decreased by $164,693 for the six months ended June 30, 2000 as compared to the same period of 1999. This decrease was the result of decreased product demand for medical products and to credits issued to foreign distributors for product, product support and services.

     Cost of products sold for the six months ended June 30, 2000 was $1,325,142 as compared to $1,682,189 for the same period in 1999, a decrease of $357,047 or 21%. As a percentage of Company net sales, cost of products sold was 92% for the six months ended June 30, 2000 as compared to 91% for the same period in 1999. The change in the cost of products sold and the increase as a percentage of net sales was primarily the result of the effects of the decrease in sales.

     Selling, general, and administrative expenses for the six months ended June 30, 2000 were $485,274 as compared to $593,565 for the same period in 1999, a decrease of $108,291 or 18%. This decrease in selling, general, and administrative expenses was a result of decreases in marketing, advertising, general, and administrative expenses which was partially offset by an increase in the Company's accrual for doubtful accounts and to increased bad debt expenses resulting from the repossession of a medical system by the Company.

     Research and development expenditures for the six months ended June 30, 2000 were $122,837 as compared to $270,420 for the same period in 1999, a decrease of $147,583 or 55%. This decrease was primarily a result of the Company narrowing its product development focus to that of medical laser systems and to the product needs of certain of its OEM laser product customers.

     Royalty expenses decreased from $22,804 for the six months ended June 30, 1999 to $15,348 for the same period in 2000, a decrease of $7,456 or 33%.

================================================================================

     Interest income and other revenue decreased from $8,878 for the six months ended June 30, 1999 to $3,648 for the same period of 2000, a decrease of $5,230 or 59%.

     The Company recognized a net loss for the six months ended June 30, 2000 of $510,229 or $.32 per share compared to a net loss of $714,786 or $.51 per share for the same period in 1999, an improvement of $204,557 or $.19 per share. This improvement was primarily a result of decreases in selling, general, administrative and research and development expenses which were partially offset by decreases in net sales.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 2000, the Company had working capital of $187,692 as compared to $3,948 at December 31, 1999, an increase of $183,744. This increase in working capital was primarily a result of cash proceeds received from two convertible notes payable totaling $500,000 and by the sale of the Company's stock in the amount of $124,039 during the six months ended June 30, 2000. This was partially offset by the Company's net loss from operations for the six months ended June 30, 2000.

      Cash equivalents at June 30, 2000 were $145,491 as compared to $113,337 on December 31, 1999, an increase of $32,154 or 28%. This increase in cash equivalents was primarily a result of cash proceeds received from two convertible notes payable totaling $500,000 and by the sale of the Company's stock in the amount of $124,039 during the six months ended June 30, 2000. This was partially offset by the Company's net loss from operations for the six months ended June 30, 2000. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the convertible notes and the sale of the Company's stock.

================================================================================


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company's Annual Meeting of Shareholders was held May 25, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholders:

          (1) Election of four (4) directors
          (2) Approve selection of Tanner + Co. as the independent certified public accountants of the Company for the fiscal year ending December 31, 2000.

     The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, were as follows:


     PROPOSAL 1: ELECTION OF DIRECTORS:

                                                  Withhold
                                        For       Authority   Abstention
                                     ---------    ---------   ----------

     B. Joyce Wickham                1,316,970      21,225        ---

     Rod O. Julander                 1,316,970      21,225        ---

     Mark L. Ballard                 1,316,970      21,225        ---

     Reinhardt Thyzel                1,316,970      21,225        ---



     PROPOSAL 2: APPROVE SELECTION OF TANNER + CO.:

                     For      Against    Abstention
                 ---------    -------    ----------

                 1,307,688     20,500      86,812



ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 4.1 - Convertible Promissory Note, payable to Dr. Jack Dodick, by the Company

================================================================================





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         LASER CORPORATION


Date:   August 11, 2000                  /s/ B. Joyce Wickham
     ----------------------              ----------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   August 11, 2000                  /s/ Reo K Larsen
     ----------------------              ----------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================

Exhibit 4.1

                                 CONVERTIBLE NOTE


$250,000                                                          May 18, 2000


     Laser Corporation, a Utah corporation ("Laser"), for value received, hereby promises to pay to the order of Dr. Jack Dodick or his successors and assigns (collectively "Payee"), in lawful money of the United States at the address of Payee set forth below, the principal sum of Two Hundred Fifty Thousand and No/100 Dollars ($250,000), together with interest on the unpaid principal at the simple rate of 7% per annum. The principal balance of $250,000 plus all accrued but unpaid interest shall be paid in full on May 18, 2002.

     Interest shall be computed on the basis of a 360-day year and actual days elapsed.

     Subject to the provisions of this Note, Payee has the right at his option to convert, from time to time prior to maturity all or part of the principal amount and any amounts of accrued but unpaid interest hereof into the $0.05 par value common stock (the "Common Stock") of Laser at the conversion price of $5.00 for one share of Common Stock. Conversion hereunder by Payee shall take place at the offices of Laser in Salt Lake City, Utah, 1:00 p.m., on the second day following actual receipt of notice by Laser of Payee's intent to convert. Upon such conversion and as a condition thereto, Payee shall surrender this Note evidencing the remaining obligation of Laser, if any. Upon conversion of any portion constituting less than all of the principal amount hereof and any amounts of accrued but unpaid interest, Laser shall issue a new Note, with identical terms and conditions as this Note except the date of issue, for the original principal amount hereof not converted.

     It is understood and agreed that the shares of Common Stock issued upon conversion as described above, shall be restricted securities as defined by the Securities Act of 1933.

     In the event any changes are made to the Common Stock (whether by reason of merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination of shares, exchange of shares or change in corporate structure), this Note shall, after such change, be convertible into the kind and number of shares of stock or other securities or property of the corporation or otherwise to which Payee would have been entitled immediately prior to such change had he converted this Note into Laser Common Stock. If any of the foregoing adjustments shall result in a fractional share, the fraction shall be rounded to the nearest share.

     In the event of a change in the Laser Common Stock as currently constituted, the shares resulting from any such change shall be deemed to be the Common Stock within the meaning of this Note. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by and in the sole discretion of the Company's Board of Directors, whose determination in that respect shall be final, binding and conclusive.

================================================================================

     In case of any capital reclassification or reorganization, any consolidation or merger of Laser with or into another corporation (other than a merger with a subsidiary after which Laser is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding stock) or any sale or conveyance to another corporation of the assets of Laser as an entirety or substantially as an entirety, Laser, as a condition precedent to such transaction, shall cause effective provision to be made so that the Payee shall have the right thereafter, by exercising the conversion rights hereunder to purchase the kind and amount of securities and/or other property receivable upon such reclassification, reorganization, consolidation, merger, sale, lease or conveyance as if the Payee had exercised the conversion rights in full immediately prior to such reclassification, reorganization, consolidation, merger, sale or conveyance. Any such provision shall include provision for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Note, including this paragraph. If, as a result of an adjustment made pursuant to this paragraph, the Payee shall become entitled to receive shares of two or more classes of capital stock of the Company or any other corporation or entity, the board of directors or other governing body if there be no board of directors therefore (whose determination shall be conclusive) shall determine the allocation of the adjusted conversion price between or among shares of such classes of capital stock. In the event of any subsequent adjustments to the conversion price, such adjustments shall be made separately to the portion of the price so allocated to each of such classes of capital stock. The foregoing provisions of this paragraph, similarly apply to successive reclassifications, capital reorganizations, consolidations and mergers.

      No provision of this Note shall alter or impair the obligation of the Laser to pay the principal of and interest on this Note at the place, at the time, and the rate herein prescribed, provided, however, that the conversion into Common Stock of the principal amount shall discharge all obligations to pay the principal amount so converted.

     If payment on this Note shall become due on a Saturday, Sunday or public holiday under the laws of the State of Utah, such payment shall be made on the next succeeding business day and such extension of time shall be included in computing interest in connection with such payment.

     Immediately upon the occurrence of an "Event of Default" (as defined below), Payee may, at its option, declare immediately due and payable the entire unpaid principal amount of this Note, together with all interest thereon, plus any other amounts payable at the time of such declaration pursuant to this Note. An Event of Default shall be defined as each of the following:

     (i) failure of Laser to make any payment of interest and/or principal within 10 days after a notice of default is received by Laser;

     (ii) Laser shall admit in writing its inability to pay its debts as they become due, shall make a general assignment for the benefit of creditors or shall file any petition for action for relief under any bankruptcy, reorganization, insolvency or moratorium law, or any other law or laws for the relief of, or relating to, debtors; or

================================================================================

     (iii) an involuntary petition shall be filed against Laser under any bankruptcy, reorganization, insolvency or moratorium law, or any other law or laws of for the relief of, or relating to, debtors unless such petition shall be dismissed or vacated within 30 days of the date hereof.

     If Payee should institute collection efforts, of any nature whatsoever, to attempt to collect any and all amounts due hereunder upon the default of Laser, Laser shall be liable to pay to Payee all reasonable costs and expenses of collection incurred by Payee, including, without limitation, reasonable attorneys' fees, whether or not suit or other action or proceeding be instituted and specifically including but not limited to collection efforts that may be made through a bankruptcy court.

     If, for any reason, performance of any provisions of the Note, at the time performance of such provision shall be due, shall involve exceeding the highest lawful rate of interest prescribed by the law controlling the Note, then, ipso facto, the obligations to be performed shall be reduced to the highest lawful rate. If, for any reason, Payee shall receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied immediately and automatically to the reduction of the unpaid balance of the principal amount and not to payment of interest. The provisions of this paragraph shall control every other provision of this Note.

     This Note shall be governed by and construed and interpreted in accordance with the laws of the State of Utah.

     Any notice or other communication, except for payment hereunder, required or permitted hereunder shall be in writing and shall be deemed to have been given upon delivery if personally delivered or one day after deposit if deposited in the United States mail for mailing by overnight mail, postage prepaid, and addressed as follows:


          If to Laser:                       Laser Corporation
                                             2417 South 3850 West
                                             Salt Lake City, UT 84120


          If to Payee:                       Dr. Jack Dodick
                                             535 Park Avenue
                                             New York, New York 10021

================================================================================

     IN WITNESS WHEREOF, the parties hereto have executed this Note as of the day and year first above written and agree to the terms and conditions herein. Any payment shall be deemed made upon receipt by Payee.



           OBLIGOR:                       LASER CORPORATION

                                          By: /s/ B. Joyce Wickham
                                              ---------------------------









531161

================================================================================