Form 10QSB
period 2000-09-30
LASER CORP
filed 2000-11-14
CIK 740726

THIS DOCUMENT IS THE SUBMISSION OF FORM 10QSB AND CONTAINS THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000.

================================================================================
                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark one)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----   ACT OF 1934

                 For the quarterly period ended September 30, 2000

                                       or

 ----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ----------------------

                         Commission File Number 0-13316

                               LASER CORPORATION
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                 Utah                                 87-0395567
-------------------------------------     --------------------------------------
        (State of Incorporation)                   (I.R.S. Employer
                                                  Identification No.)
           2417 South 3850 West
           Salt Lake City, UT                            84120
-------------------------------------     --------------------------------------
          (Address of principal                        (Zip Code)
             executive office)

                                 (801) 972-1311
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

Common Stock, .05 Par Value -- 1,628,609 shares as of Nov. 7, 2000

================================================================================

                                     INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.    	Financial Statements (Unaudited)

          		Consolidated Balance Sheets - September 30, 2000 and December 31,
            1999.

          		Consolidated Statements of Operations - Three months ended September
            30, 2000 and 1999; Nine months ended September 30, 2000 and 1999

          		Consolidated Statements of Cash Flows - Nine months ended September
            30, 2000 and 1999.

          		Notes to Consolidated Financial Statements - September 30, 2000.


Item 2.    	Management's Discussion and Analysis.



PART II.   	OTHER INFORMATION
--------    -----------------




SIGNATURES
----------

================================================================================

PART I. FINANCIAL INFORMATION
Item 1.

LASER CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
ASSETS                                                2000            1999
                                                    Unaudited
                                                  ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                       $    108,317    $    113,337
  Receivables, net                                     670,305         635,417
  Inventories                                          648,058         749,411
  Other current assets                                  36,656          16,887
                                                  ------------    ------------
        Total Current Assets                         1,463,336       1,515,052

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net            237,525         284,771
  Other assets                                          51,774          43,068
                                                  ------------    ------------
                                                  $  1,752,635    $  1,842,891
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
CURRENT LIABILITIES
	Trade accounts payable                           $    822,501    $  1,058,042
	Accrued expenses                                      276,297         291,689
 Accrued warranty expense                              150,000         150,000
	Current portion - capital leases                       12,761          11,373
                                                  ------------    ------------
		Total Current Liabilities                          1,261,559       1,511,104

LONG-TERM LIABILITIES
   Long-Term capital leases                             22,307          32,050
   Convertible notes payable                           500,000            ---
                                                  ------------    ------------
      Total Liabilities                              1,783,866       1,543,154
                                                  ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'(DEFICIT) EQUITY
	Common Stock, $.05 par value; 10,000,000 shares
    authorized; 1,628,609 and 1,590,038 shares
    issued, respectively                                81,430          79,503
	Additional paid-in capital                          1,778,877       1,617,718
	Retained earnings                                  (1,791,538)     (1,297,484)
	Treasury stock, at cost                              (100,000)       (100,000)
                                                  ------------    ------------
       Total Stockholders'(Deficit) Equity             (31,231)        299,737
                                                  ------------    ------------
                                                  $  1,752,635    $  1,842,891
                                                  ============    ============

          See accompanying notes to consolidated financial statements

================================================================================


                        LASER CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended        Nine months ended
                              ----------------------    ----------------------
                                Sept. 30,  Sept. 30,     Sept. 30,   Sept. 30,
                                  2000       1999          2000        1999
                              ----------  ----------    ----------  ----------
REVENUES:
  Net sales                   $1,374,265  $1,178.851    $2,812,160  $3,025,502
  Interest and other income          986       1,289         4,634      10,167
                              ----------  ----------    ----------  ----------
                               1,375,251   1,180,140     2,816,794   3,035,669
COSTS AND EXPENSES:
  Cost of products sold          998,135     964,747     2,323,276   2,646,937
  Selling, general
    and administrative           271,194     228,406       756,469     821,971
  Research and development        72,043     102,911       194,880     373,331
  Royalties                        7,618      11,576        22,966      34,380
  Interest                        10,086       2.825        13,257       4,160
                              ----------  ----------    ----------  ----------
                               1,359,076   1,310,465     3,310,848   3,880,779
                              ----------  ----------    ----------  ----------
EARNINGS (LOSS) BEFORE
  INCOME TAXES                    16,175    (130,325)     (494,054)   (845,110)


INCOME TAX BENEFIT
  (EXPENSE) - CURRENT              ---         ---           ---         ---
                              ----------  ----------    ----------  ----------
NET EARNINGS (LOSS)           $   16,175  $ (130,325)   $ (494,054) $ (845,110)
                              ==========  ==========    ==========  ==========

NET EARNINGS (LOSS) PER SHARE $      .01  $     (.09)   $    ( .30) $     (.59)
                              ==========  ==========    ==========  ==========

Average number of shares of
  Common Stock outstanding     1,629,000   1,465,000     1,629,000   1,422,000
                              ==========  ==========    ==========  ==========













          See accompanying notes to consolidated financial statements

================================================================================

                      LASER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                      2000            1999
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $   (494,054)   $   (845,110)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                     53,909         100,110
      Provision for losses on accounts receivable       54,003           ---
      Issuance of stock for compensation                39,047           ---

  (Increase) decrease in assets:
      Receivables                                      (88,891)       (381,118)
      Inventories                                      101,353         386,625
      Other assets                                     (28,475)        (29,101)

  Increase (decrease) in liabilities:
      Trade accounts payable and accrued expenses     (250,933)        231,680
                                                  ------------    ------------
      Net Cash Used in Operating Activities           (614,041)       (536,914)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                   (6,663)       (117,508)
                                                  ------------    ------------
      Net Cash Used in Investing Activities             (6,663)       (117,508)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Notes Payable                          500,000           ---
  Payments on Capital Leases                            (8,355)          ---
  Proceeds from Sale of Stock                          124,039         282,009
                                                  ------------    ------------
Net Cash Provided from Financing Activities            615,684         282,009
                                                  ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                   (5,020)       (372,413)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              113,337         531,734
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $    108,317    $    159,321
                                                  ============    ============






          See accompanying notes to consolidated financial statements

================================================================================


                        LASER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               SEPTEMBER 30, 2000


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).


NOTE B - RECLASSIFICATIONS

     Certain 1999 financial statement amounts have been reclassified to conform to 2000 presentations.


NOTE C - WEIGHTED AVERAGE SHARES

     Earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.


NOTE D - Supplemental Cash Flow Information

     Actual cash paid for interest and income taxes are as follows:

                                 Three Months           Nine Months
                               Ended Sept. 30,        Ended Sept. 30,
                               2000      1999         2000      1999
                             --------  --------     --------  --------
     Interest                $ 10,086  $  2,825     $ 13,257  $  4,160

     Income Taxes            $  ---    $  ---       $  ---    $  ---

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


RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2000.

     Net sales for the three months ended September 30, 2000 were $1,374,265 as compared to $1,178,851 for the same period in 1999, an increase of $195,414 or 17%. This increase was primarily the result of an increased demand for medical products totaling $369,563 which was partially offset by decreased demand for laser products and services totaling $174,149 for the three months ended September 30, 2000 as compared to the same period of 1999.

     Cost of products sold for the three months ended September 30, 2000 was $998,135 as compared to $964,747 for the same period in 1999, an increase of $33,388 or 3%. As a percentage of Company net sales, cost of products sold was 73% for the three months ended September 30, 2000 as compared to 82% for the same period in 1999. The change in the cost of products sold was primarily the result of increased medical sales. The decrease as a percentage of net sales was primarily the result of the increase in medical sales and its effect on product mix and to an increase in the sales price of one of the Company's OEM laser product lines during the third quarter of 2000.

     Selling, general, and administrative expenses for the three months ended September 30, 2000 were $271,194 as compared to $228,406 for the same period in 1999, an increase of $42,788 or 19%. This increase in selling, general, and administrative expenses was primarily the result of increases in sales commission expenses associated with medical product sales.

================================================================================

     Research and development expenditures for the three months ended September 30, 2000 were $72,043 as compared to $102,911 for the same period in 1999, a decrease of $30,868 or 30%. This decrease was primarily a result of the Company narrowing its product development focus to medical laser systems and to the product needs of certain of its OEM laser product customers.

     Royalty expenses decreased from $11,576 for the three months ended September 30, 1999 to $7,618 for the same period in 2000, a decrease of $3,958 or 34%.

     Interest income and other revenue decreased from $1,289 for the three months ended September 30, 1999 to $986 for the same period of 2000, a decrease of $303 or 24%.

     Interest expenses increased from $2,825 for the three months ended September 30, 1999 to $10,086 for the same period of 2000, an increase of $7,261 or 257%. This increase was primarily the result of interest expenses accrued on the two convertible notes payable that the Company entered into during the second quarter of this year.

     The Company recognized a net profit for the three months ended September 30, 2000 of $16,175 or $.01 per share compared to a net loss of $130,325 or $.09 per share for the same period in 1999, an improvement of $146,500 or $.10 per share. This improvement was primarily a result of the increased medical sales, and improved gross profit margins on third quarter sales and to an increase in the sales price of one of the Company's OEM laser product lines.


Nine months ended September 30, 2000.

     Net sales for the nine months ended September 30, 2000 were $2,812,160 as compared to $3,025,502 for the same period in 1999, a decrease of $213,342 or 7%. This decrease was the result of decreased product demand for laser products and service sales totaling $418,212 for the nine months ended September 30, 2000 as compared with the same period of 1999. This decrease was partially offset by increased medical sales totaling $204,870 for the nine months ended September 30, 2000 as compared to the same period of 1999.

     Cost of products sold for the nine months ended September 30, 2000 was $2,323,276 as compared to $2,646,937 for the same period in 1999, a decrease of $323,661 or 12%. As a percentage of Company net sales, cost of products sold was 83% for the nine months ended September 30, 2000 as compared to 87% for the same period in 1999. The change in the cost of products sold was primarily the result of decreased laser product and service sales. The decrease as a percentage of net sales was primarily the result of the increase in medical sales and its effect on product mix and to an increase in the sales price of one of the Company's OEM laser product lines during the third quarter of 2000.

================================================================================


     Selling, general, and administrative expenses for the nine months ended September 30, 2000 were $756,469 as compared to $821,971 for the same period in 1999, a decrease of $65,502 or 8%. This decrease was the result of reduced accounting costs during 2000 as compared to 1999 as well as to non-recurring moving expenses associated with the move to the Company's new facility during 1999.

     Research and development expenditures for the nine months ended September 30, 2000 were $194,880 as compared to $373,331 for the same period in 1999, a decrease of $178,451 or 48%. This decrease was primarily a result of the Company narrowing its product development focus to medical laser systems and to the product needs of certain of its OEM laser product customers.

     Royalty expenses decreased from $34,380 for the nine months ended September 30, 1999 to $22,966 for the same period in 2000, a decrease of $11,414 or 33%.

     Interest income and other revenue decreased from $10,167 for the nine months ended September 30, 1999 to $4,634 for the same period of 2000, a decrease of $5,533 or 54%.

     Interest expenses increased from $4,160 for the nine months ended September 30, 1999 to $13,257 for the same period of 2000, an increase of $9,097 or 219%. This increase was primarily the result of interest expenses accrued on two convertible notes payable that the Company entered into during this period.

       The Company recognized a net loss for the nine months ended September 30, 2000 of $494,054 or $.30 per share compared to a net loss of $845,110 or $.59 per share for the same period in 1999, an improvement of $351,056 or $.29 per share. This improvement was primarily a result of the reduced research and development expenditures, to a reduction in general and administrative costs, to improved gross margins on sales and to an increase in the sales price of one of the Company's OEM laser product lines.


LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2000, the Company had working capital of $201,777 as compared to $3,948 at December 31, 1999, an increase of $197,829. This increase in working capital was primarily a result of cash proceeds received from two convertible notes payable totaling $500,000 and by the sale of the Company's stock in the amount of $124,039 which was partially offset by the Company's net loss from operations for the nine months ended September 30, 2000.

      Cash equivalents at September 30, 2000 were $108,317 as compared to $113,337 on December 31, 1999, a decrease of $5,020 or 4%. This decrease in cash equivalents was primarily a result of the Company's net loss from operations for the nine months ended September 30, 2000 and to decreases in accounts payable and accrued expenses. These decreases in cash equivalents were

================================================================================


almost totally offset by the cash proceeds received from two convertible notes payable totaling $500,000 and by the sale of the Company's stock in the amount of $124,039. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the convertible notes and the sale of the Company's stock.


PART II.  OTHER INFORMATION
          -----------------

================================================================================




                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					                                    LASER CORPORATION

Date:   November 10, 2000                /s/ B. Joyce Wickham
      ----------------------             ------------------------------------
                                         B. Joyce Wickham
                                         President, Chief Executive Officer
                                         Treasurer and Director

Date:   November 10, 2000                /s/ Reo K Larsen
     -----------------------             ------------------------------------
                                         Reo K Larsen
                                         General Accounting Manager

================================================================================