Form 10KSB
period 2000-12-31
LASER CORP
filed 2001-03-30
CIK 740726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended                 December 31, 2000
                           -----------------------------------------------------
Commission File No.                       0-13316
                    ------------------------------------------------------------

                                LASER CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Utah                                         87-0395567
--------------------------------                     ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

2417 South 3850 West, Salt Lake City, Utah                     84120
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:       (801) 972-1311
                                                ---------------------------
Securities registered under Section 12(b) of the Exchange Act:

           Title of each class                    Name of each exchange on
                                                     which registered
              (None)                                   (None)
-----------------------------------          ----------------------------------
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

Issuer's revenues for its most recent fiscal year.  $4,091,833
                                                  -------------

As of March 9, 2001, 1,630,107 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon closing price of $4.75 per share of these shares on March 9, 2001) was approximately $3,769,581.

                      Documents Incorporated by Reference:

Proxy Statement for the May 17, 2001 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2000. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period (Part III of this report).

                                     PART I


ITEM 1. BUSINESS
----------------

         During 2000, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing laser products through its wholly-owned subsidiary, American Laser Corporation and in the business of designing and marketing medical laser systems through its wholly-owned subsidiary, American Laser Medical, Inc.

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

         In June 1996, the Company established its medical subsidiary, American Laser Medical, Inc. (doing business as A.R.C. Laser Corporation, and hereafter in this document refer to as "ARC"). ARC designs and markets retail medical laser systems for the ophthalmic and dermatological marketplace.

         American Laser Software, Inc., the Company's developmental stage subsidiary established in June 1996, has been inactive since 1998.

         The Company's 2000 Annual Meeting of Stockholders was held on May 25, 2000. At that meeting, the proposed slate of Directors was elected.


     Medical Laser Systems and Laser Products
     ----------------------------------------

         The Company produces or purchases for resale from both affiliated and unaffiliated suppliers a range of medical laser systems and disposable products. The Company's ophthalmic medical laser systems include the Dodick Laser PhotoLysis System for use in cataract removal, for which the Company has exclusive distribution rights for certain markets, a photodisruptor system which is used to perform posterior capsulotomies and other microsurgeries and a photocoagulator system used in the treatment of diabetic retinopathy. Additionally, the Company offers a line of Dodick Laser PhotoLysis accessories and disposable products. The Company's diode pumped solid state laser based cutaneous system is used in dermatology for removal of vascular and pigmented lesions.

         The Company also produces commercial laser systems, laser sub-systems and laser tubes for its OEM customers. These laser tubes are typically filled with argon, krypton/argon or krypton gas for its OEM customers. Such products are often customized in order to meet the power output and performance specifications required by the customer's application. The Company's laser products are now or have been used in confocal microscopes, ophthalmic photocoagulators, laser based printers, dentistry, entertainment and other commercial, scientific and medical applications.

         The Company also provides repair and refurbishment services to customer owned laser products. Such "service sales" typically entail the replacement or repair of component parts comprising the laser products or its sub-assemblies.

         Company procedures include performing quality tests on its medical laser systems and laser products prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although warranty terms, or the level of warranty coverage and the warranty period, are subject to negotiation. Currently, the Company's largest customer, company A, has modified warranty terms and warranty periods. At December 31, 2000, the reserve for anticipated warranty expenses for Company products which had been sold as of that date was $140,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The Company's medical laser systems are serviced and repaired either at their point of use, at the Company's Salt Lake City, Utah facility, or at the manufacturers facility, when applicable. The Company's laser products are generally returned for service or repair to the Salt Lake City, Utah facility.


     Sales and Marketing
     -------------------

           Medical Laser Systems

         During the past year management has continued to expanded the Company's business into retail medical laser systems for use in ophthalmology and dermatology. For the year ended December 31, 2000, medical sales accounted for 39% of the Company's sales as compared to 25% of 1999 sales. The Company has agreements, both verbal and written, with A.R.C. Laser GmbH, Eckental Forth, Germany and A.R.C. Laser AG, Jona, Switzerland, companies owned and controlled by Reinhardt Thyzel, a director and the majority shareholder of the Company and/or his family, wherein the Company and A.R.C. Laser GmbH and A.R.C. Laser AG will offer for sale the products of the other. The Dodick Laser PhotoLysis System is owned by A.R.C. Laser AG, and the Company through agreement has exclusive distribution rights to sell the System and its associated products in the United States, Canada, Brazil and Mexico. Clearance from the Food and Drug Administration ("FDA") was received on June 29, 2000, to market the Dodick Laser PhotoLysis System in the United States.

         In addition to exhibiting its products at major conventions and advertising in trade publications, the Company offers its medical products though independent sales agents and distributors. The Company will continue the process of expanding its sales efforts if and when additional sales agents, distributors, or strategic partners are identified and qualified.

         The Company typically invoices the retail purchaser of its medical laser systems on a 10% down, balance due on installation and in-service training, but such terms can vary. Payment on approved credit terms to distributors and others is generally net 30 days after date of invoice, but such terms can vary. Payment on approved credit terms to purchasers of Dodick Laser PhotoLysis accessories and disposable products is generally net 30 days after date of invoice, but such terms can vary. Collection of trade accounts receivable typically occurs within 30 to 45 days.


           Laser Products

         In the past, essentially all of the Company's sales have been to OEM customers. OEM customers manufacture equipment of which the Company's laser products are a component part. As each OEM customer has unique needs and product requirements, the Company markets its laser products and services directly by executive, sales, and engineering management.

         For many years, the Company has been and remains substantially dependent upon a limited number of OEM customers for sales of its laser products and service sales. The Company believes that future sales of its laser products and service sales will depend upon its ability to attract and maintain a variety of volume OEM customers which require its laser products. However, there can be no assurance that the Company will be successful in these efforts, or that its competitors, customers or others will not introduce products or technologies superior to those of the Company or produce comparable products at lower prices, in which case the Company's business could be adversely affected. In addition, rapid technological advances made by competitors, customers, or others could make the product lines obsolete. Also, overall customer demand for OEM laser products may continue to decrease as a result of their replacement by superior, alternative, or lower cost products and technologies.

         OEM customers typically fulfill their laser product requirements by placing purchase orders with the Company. OEM customer purchase orders and laser product sales can be expected to fluctuate in part due to (i) changes in the quantity of Company products held in inventory by its customers, (ii) changes in end user demand for customer products which use the Company's laser products,
(iii) the competitiveness, cost and customer use of alternative products, technologies or suppliers, and (iv) other factors. The Company typically invoices its laser product customers upon product shipment. Payment on approved credit terms is generally due in 30 days after date of invoice, but such terms can vary, especially in the case of foreign sales. Collection of trade accounts receivable typically occurs within 30 to 45 days after invoice.

         For the year ended December 31, 2000, two companies accounted for more than 10% of the Company's sales. Company A accounted for 39% and Company B accounted for 17% of the Company's 2000 sales. For the year ended December 31, 1999, Company A accounted for 44% and Company B accounted for 7% of the Company's 1999 sales.

         The Company's order backlog of medical systems and new laser product orders as of December 31, 2000 was approximately $832,105, as compared to approximately $597,200 on December 31, 1999.


         Foreign Sales
         -------------

         For the year 2000, the Company sold a majority of its OEM and medical products to customers in Europe and other foreign countries. The Company's largest customers for both its OEM and medical laser products in 2000 were foreign. Foreign sales to these customers, accounted for approximately 39% and 17%, respectively, of the Company's sales during 2000. Total sales to all foreign customers accounted for approximately 57% of the Company's total sales. (See Note 14 to Consolidated Financial Statements for further discussion).


     Manufacturing and Suppliers
     ---------------------------

         The Company relies upon affiliated and unaffiliated suppliers for systems, sub-systems, accessories, disposable products and components used in its laser and medical products. Currently, certain items are available from a limited number of suppliers or a sole supplier. The Company has experienced problems in obtaining certain required components and products. The Company believes that its operations could be adversely affected in the event that it is unable to obtain the required products or components on a timely basis from its suppliers.

         The Company maintains an inventory of laser components and medical components, subassemblies and systems. The Company generally produces or purchases its products in response to customer orders.

         The Company's raw material inventory at December 31, 2000 was $509,851, with an allowance of obsolete inventory of $350,000, work in process inventory was $300,428, and $167,785 in finished goods inventory.


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

         The Company entered into a license agreement in March 1989 with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of laser products covered by certain patents.

         The Company believes, but can give no assurance, that the suppliers of its diode pumped solid state lasers, which is used in certain of its medical laser products, is adequately and appropriately licensed to manufacture and sell such devices.


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

         The Company submitted the required Section 510(k) premarket notifications to the FDA and the CDRH seeking classification of both its argon gas, krypton gas and diode pumped solid state laser systems for ophthalmic and dermatological applications and received its 510(k) clearances to market these systems. On June 29, 2001, clearance to market the Dodick Laser PhotoLysis System in the United States was received from the FDA.

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


     Product Development
     -------------------

         The Company continues to be engaged in the development of medical laser systems and laser products. In 2000, the Company maintained its narrowed engineering focus to that of laser-based ophthalmic and dermatological medical systems and to a lesser extent to the product needs of certain of its OEM laser products customers.

         The Company booked expenses of $261,368 in 2000 and $463,805 in 1999 on research and development activities.


     Insurance
     ---------

         The Company carries product liability insurance on its laser products and medical laser systems to a maximum of $4,000,000.


     Compliance with Environment Laws
     --------------------------------

         The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.


     Employees
     ---------

         On  December  31,  2000,  the  Company  had  29  full-time   equivalent
employees: 2 in general and administrative services, 19 in manufacturing and support services, 4 in Engineering, and 4 in management and marketing.

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

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The Company's common stock is traded on the OTC Bulletin Board under the symbol LSER. The following table sets forth the prices for the periods as indicated. The high and low sales price are used in reporting. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                      High              Low
                                      ----              ---

    2000   First quarter           $ 11.50            $ 4.875
    ----   Second quarter             8.00              5.625
           Third quarter             10.25              7.00
           Fourth quarter             9.25              6.00



    1999   First quarter            $ 1.875           $ 1.25
    ----   Second quarter             3.125             1.375
           Third quarter              5.375             2.125
           Fourth quarter             4.9375            3.875


         As of December 31, 2000 there were approximately 500 beneficial holders of the Company's Common Stock.

         The Company did not pay cash dividends on its common stock in 2000 and it does not anticipate paying any cash dividends thereon in the foreseeable future.

         On October 9, 1998, the Company issued 521,739 shares of its common stock to Reinhardt Thyzel for the purchase price of $600,000. No underwriters were engaged to sell the stock and no underwriting discounts or commissions were paid. The securities were offered pursuant to an exception from registration under Section 4(2) of the Securities Act of 1933. Mr. Thyzel is a sophisticated investor who has dealt with the Company for several years. He is also a resident of Switzerland. In September, 1999, the Company issued 170,000 shares of its common stock to six European investors for the total aggregate purchase price of $272,000. In October, 1999, the Company issued 10,000 shares of its common stock to one investor for the purchase price of $16,000. During March and April 2000, the Company issued 10,750 shares of its common stock to six European investors for the total aggregate purchase price of $80,517. No underwriters were engaged to sell the stock and no underwriting discounts or commissions were paid. The securities were offered pursuant to an exception from registration under Section 4(2) of the Securities Act of 1933. The proceeds of all the offerings were used for working capital purposes.


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


     Results of Operations
     ---------------------

         Net sales for the year ended December 31, 2000, were $4,036,071 as compared to $3,798,413 for the same period in 1999, an increase of $237,658 or 6%. This increase was the result of an increase in medical product sales during the year ended December 31, 2000. Medical product sales for the year ended December 31, 2000, were $1,569,163 as compared to $960,084 for the same period in 1999, an increase of $609,079 or 63%. The increase in medical product sales was partially offset by decreases in laser product and service sales during the same period. Laser product and service sales decreased from $2,838,328 during 1999 to $2,466,908 for the period ending December 31, 2000, a decrease of $371,420 or 13%.

         Cost of products sold for the year ended December 31, 2000 were $3,298,302 as compared to $3,272,031 for the same period in 1999, an increase of $26,271 or 1%, which was primarily due to increased sales. As a percentage of net sales, cost of products sold was 82% for the year ended December 31, 2000 as compared to 86% for the same period in 1999. This decrease as a percentage was primarily the result of the increased medical product sales and its effect on product mix, and to increases in the sales price of select OEM laser products.

         Selling, general, and administrative expenses for the year ended December 31, 2000 were $1,123,473 as compared to $1,121,119 for the same period in 1999, an increase of $2,354 or less than 1%. This slight increase was primarily a result of increases in medical products marketing and sales activities and to sales commissions which were offset by decreases in other general and administrative cost and expenses.


         Research and development expenditures for the year ended December 31, 2000 were $261,368 as compared to $463,805 for the same period in 1999, a decrease of $202,437 or 44%. This decrease was primarily a result of the Company narrowing its product development focus to that of medical laser systems and to the product needs of certain of its OEM laser product customers.

         Royalty expenses for the year ended December 31, 2000 were $31,127 as compared to $40,297 for the same period in 1999, a decrease of $9,170 or 23%.

         Interest and other revenue for the year ended December 31, 2000 was $55,762 as compared to $62,163 for the same period in 1999, a decrease of $6,401 or 10%.

         Interest expenses increased from $5,826 for the period ending December 31, 1999 to $23,221 for the same period ending December 31, 2000, an increase of $17,395 or $299%. This increase was primarily the result of interest expenses accrued on two convertible notes payable that the Company entered into during the year 2000.

         The Company recorded a one time non-recurring beneficial conversion feature interest expense of $162,500 on the two convertible notes payable entered into during 2000.

         The Company recognized a net loss for the year ended December 31, 2000 of $808,158 or $.50 per share as compared to a net loss of $1,161,505 or $.79 per share for the same period in 1999, an improvement of $353,347 or $.29 per share. This improvement was primarily a result of increased medical product sales, reduced research and development expenditures, sales price increases on select OEM laser products, and to the non-recurring write down of a Company investment during 1999. These improvements were partially offset by the one time non-recurring beneficial conversion feature interest expense of $162,500 on the two convertible notes payable that the Company entered into during the year ended December 31, 2000.

         On December 31, 2000 the Company had net operating loss carryforwards for tax purposes of approximately $6,680,000 available to offset future taxable income. The loss carryforwards will begin to expire in the year 2004.


     Liquidity and Capital Resources
     -------------------------------

         On December 31, 2000, the Company had working capital of $72,663 as compared to $3,948 at December 31, 1999, an increase of $68,715. This increase in working capital was primarily the result of cash proceeds received from two convertible notes payable totaling $500,000 and by the issuance and sale of the Company's common stock. The increase in working capital was partially offset by the Company's net loss from operations during the year ending December 31, 2000.

         Cash equivalents at December 31, 2000 were $38,600 as compared to $113,337 on December 31, 1999, a decrease of $74,737, or 66%. This decrease in cash equivalents was primarily the result of the Company's net loss from operations for the year 2000, which were partially offset by the cash proceeds received from the two convertible notes payable and by the issuance and sale of the Company's common stock. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the convertible notes and the sale of the Company's common stock.


ITEM 7.  FINANCIAL STATEMENTS
         --------------------

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

                                     PART IV



ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------

         (a)      Exhibits

                  3 (i)  -  *Articles of Incorporation, as amended

                    (ii) -  *Bylaws with amendments

                  4 (a)  -  *Specimen Stock Certificate

                    (b)  -  *Convertible Promissory Note, payable to
                             Reinhardt Thyzel, by the Company

                    (c)  -  *Convertible Promissory Note, payable to
                             Dr. Jack Dodick, by the Company

                  10(a)  -  *Lease Agreement between NP#2, LLC and Registrant

                    (b)  -  *Stock Purchase Agreement dated as of August 5, 1998 between Reinhardt Thyzel and Registrant.

                    (c)  -  *Incentive Stock Option Plan

                    (d)  -  *Non-Statutory Stock Option Plan

                    (e)  -  *1999 Stock Incentive Plan


                  21     -  Statement re:  Subsidiaries of the Registrant




------------------

*  Previously filed and incorporated herein by reference

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LASER CORPORATION


By:  /s/ B. Joyce Wickham                         Date    March 29, 2001
     -----------------------------------          ----------------------------
     B. Joyce Wickham
     President & Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                     Date
          ---------                                     ----


/s/ B. Joyce Wickham                                March 29, 2001
----------------------------------------        ----------------------
 B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                 March 29, 2001
----------------------------------------        ----------------------
Mark L. Ballard
Vice President and Director


/s/ Rod O. Julander                                 March 29, 2001
----------------------------------------        ----------------------
Rod O. Julander
Secretary and Director


/s/ Reinhardt Thyzel                                March 29, 2001
-----------------------------------             ----------------------
Reinhardt Thyzel
Director


/s/ Reo K. Larsen                                   March 29, 2001
--------------------------------                ----------------------
Reo K. Larsen
Accounting Manager

LASER CORPORATION (use cover)
Financial Statements
December 31, 2000 and 1999

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

Consolidated statement of cash flows                                   F-6

Notes to consolidated financial statements                             F-8

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Laser Corporation


We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company incurred operating losses and has been unable to generate cash flows from operations for the years ended December 31, 2000 and 1999. In addition, the Company has a deficit in equity as of December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                TANNER + CO.

Salt Lake City, Utah
February 16, 2001


                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                                                Consolidated Balance Sheet

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------


                                                                             2000              1999
                                                                       -----------------------------------
              Assets
              ------

Current assets:
     Cash and cash equivalents                                         $          38,600   $       113,337
     Receivables, net                                                            705,527           635,417
     Inventories                                                                 628,064           749,411
     Other current assets                                                         40,681            16,887
                                                                       -----------------------------------

                  Total current assets                                         1,412,872         1,515,052

Equipment and leasehold improvements, net                                        242,260           284,771
Other assets                                                                      37,656            43,068
                                                                       -----------------------------------

                                                                       $       1,692,788   $     1,842,891
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

             Liabilities and Stockholders' (Deficit) Equity
             ----------------------------------------------

Current liabilities:
     Accounts payable                                                  $         912,101   $     1,058,042
     Accrued expenses                                                            274,846           291,689
     Accrued warranty expense                                                    140,000           150,000
     Current portion of long-term debt                                            13,262            11,373
                                                                       -----------------------------------

                  Total current liabilities                                    1,340,209         1,511,104
                                                                       -----------------------------------

Long-term debt                                                                   518,788            32,050
Commitments and contingencies                                                          -                 -

Stockholders' (deficit) equity:
     Common stock, $.05 par value, 10,000,000 shares
       authorized; 1,624,859 and 1,590,038 shares issued,
       respectively                                                               81,243            79,503
     Additional paid-in capital                                                1,943,861         1,617,718
     Accumulated deficit                                                      (2,191,313)       (1,297,484)
     Treasury stock, at cost                                                           -          (100,000)
                                                                       -----------------------------------

                  Total stockholders' (deficit) equity                          (166,209)          299,737
                                                                       -----------------------------------

                                                                       $       1,692,788   $     1,842,891
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-3




                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                                      Consolidated Statement of Operations

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                             2000              1999
                                                                       -----------------------------------


Revenues:
     Net sales                                                         $       4,036,071   $     3,798,413
     Interest and other income                                                    55,762            62,163
                                                                       -----------------------------------

                                                                               4,091,833         3,860,576
                                                                       -----------------------------------

Cost and expenses:
     Cost of products sold                                                     3,298,302         3,272,031
     Selling, general and administrative                                       1,123,473         1,121,119
     Research and development                                                    261,368           463,805
     Write down of investment                                                          -           119,003
     Royalties                                                                    31,127            40,297
     Interest                                                                     23,221             5,826
     Interest - beneficial conversion feature                                    162,500                 -
                                                                       -----------------------------------

                                                                               4,899,991         5,022,081
                                                                       -----------------------------------

Loss before income taxes                                                        (808,158)       (1,161,505)

Provision for income taxes                                                             -                 -
                                                                       -----------------------------------

Net loss                                                               $        (808,158)  $    (1,161,505)
                                                                       -----------------------------------

Loss per share - basic and diluted                                     $            (.50)  $          (.79)
                                                                       -----------------------------------

Weighted average shares - basic and diluted                                    1,617,000         1,467,000
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4




                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                  Consolidated Statement of Stockholders' Equity (deficit)

                                                                    Years Ended December 31, 2000 and 1999

----------------------------------------------------------------------------------------------------------





                                    Common Stock         Additional    Retained       Treasury Stock
                              ------------------------    Paid-In      Earnings    ----------------------
                                 Shares        Amount      Capital     (Deficit)     Shares      Amount       Total
                              -----------------------------------------------------------------------------------------


Balance at January 1, 1999       1,400,038  $  70,003   $ 1,327,583   $   (135,979)    12,500  $ (100,000  $  1,161,607

Issuance of common stock for
  cash                             180,000      9,000       279,000              -          -           -       288,000
Exercise of stock options           10,000        500        11,135              -          -           -        11,635

Net loss                                 -           -            -     (1,161,505)         -           -    (1,161,505)
                              -----------------------------------------------------------------------------------------

Balance at December 31, 1999     1,590,038     79,503     1,617,718     (1,297,484)    12,500    (100,000)      299,737

Issuance of common stock for
  cash                              10,750        537        79,980              -          -           -        80,517

Issuance of common stock
  payment of accrued expenses       11,155        558        38,492              -          -           -        39,050

Exercise of stock options           25,416      1,270        58,875              -          -           -        60,145

Beneficial conversion feature on
convertible debt                         -          -       162,500              -          -           -       162,500

Retirement of treasury stock       (12,500)      (625)      (13,704)       (85,671)   (12,500)    100,000             -

Net loss                                 -          -             -       (808,158)         -           -      (808,158)
                              -----------------------------------------------------------------------------------------

Balance at December 31, 2000     1,624,859  $  81,243   $ 1,943,861   $ (2,191,313)         -  $        -  $   (166,209)
                              -----------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                                    F-5


                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                             2000              1999
                                                                       -----------------------------------

Cash flows from operating activities:
     Net loss                                                          $        (808,158)  $    (1,161,505)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation and amortization                                            74,916           124,419
         Interest on beneficial conversion feature                               162,500                 -
         Provision for losses on accounts receivable                              50,000                 -
         Increase in reserve for inventory obsolescence                           50,000            88,584
         Write down of investment                                                      -           119,003
     (Increase) decrease in:
         Receivables                                                            (120,110)         (316,326)
         Inventories                                                              71,347           129,727
         Other assets                                                            (18,382)           23,978
     Increase (decrease) in:
         Accounts payable and accrued expenses                                  (123,734)          392,054
         Accrued warranty expense                                                (10,000)           35,000
                                                                       -----------------------------------

                  Net cash used in
                  operating activities                                          (671,621)         (565,066)
                                                                       -----------------------------------

Cash flows from investing activities-
     purchase of property and equipment                                          (32,405)         (142,820)
                                                                       -----------------------------------

Cash flows from financing activities:
     Payments on capital leases                                                  (11,373)          (10,146)
     Proceeds from convertible notes payable                                     500,000                 -
     Proceeds from issuance of common stock                                      140,662           299,635
                                                                       -----------------------------------

                  Net cash provided by
                  financing activities                                           629,289           289,489
                                                                       -----------------------------------

Decrease in cash and cash equivalents                                            (74,737)         (418,397)

Cash and cash equivalents, beginning of year                                     113,337           531,734
                                                                       -----------------------------------

Cash and cash equivalents, end of year                                 $          38,600   $       113,337
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


                                              LASER CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------




Supplemental disclosure of noncash transactions:

During the year ended December 31, 2000, the Company paid $39,050 of accrued directors fees and accrued vacation through the issuance of stock.

During the year ended December 31, 1999 the Company purchased $53,569 of equipment with a capital lease.


Supplemental disclosures of cash flow information:


                                                    Years Ended
                                                    December 31,
                                          -----------------------------------
                                                 2000              1999
                                          -----------------------------------

         Interest paid                    $         5,721    $         5,826
                                          -----------------------------------

         Income taxes paid                $             -    $             -
                                          -----------------------------------





--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                             F-7

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------


1.   Organization        Organization and Principles of Consolidation
     and                 The  consolidated   financial  statements  include  the
     Summary of          accounts   of  Laser   Corporation   (Laser)   and  its
     Significant         wholly-owned  subsidiaries,  American Laser Corporation
     Accounting          (American Laser),  American Laser Software, Inc. (ALS),
     Policies            and  American  Laser  Medical,  Inc.  dba A.R.C.  Laser
                         Corporation (ARC) (collectively the Company) located in
                         Salt Lake City, Utah. All significant intercompany account balances and transactions have been eliminated in consolidation.

                         The Company is engaged in designing, manufacturing, marketing and servicing of laser products and medical laser systems.

                         Cash and Cash Equivalents
                         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less to be cash equivalents.

                         Inventories
                         Inventories  are valued at the lower of cost or market,
                         cost  being  determined  on  the  first-in,   first-out
                         method.

                         Equipment and Leasehold Improvements
                         Equipment and leasehold improvements are recorded at cost, less accumulated depreciation. Depreciation on equipment and leasehold improvements is determined using the straight-line and declining balance methods over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of equipment and leasehold improvements are reflected in net income.

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


--------------------------------------------------------------------------------
                                                                             F-8

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Loss Per Common Share
     and                 The computation of basic loss per common share is based
     Summary of          on the weighted  average  number of shares  outstanding
     Significant         during each year.
     Accounting
     Policies            The computation of diluted earnings per common share is
     Continued           based  on  the  weighted   average   number  of  shares
                         outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 78,834 and 99,750 shares of common stock at prices ranging from $1.13 to $6.06 per share were outstanding at December 31, 2000 and 1999, respectively, but were not included in the diluted earnings (loss) per share calculation because the effect would have been antidilutive.

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

                         Revenue Recognition
                         Revenue is recognized when the product is shipped.


--------------------------------------------------------------------------------
                                                                             F-9

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization        Use  of  Estimates  in  the  Preparation  of  Financial
     and                 Statements
     Summary of          The  preparation of financial  statements in conformity
     Significant         with generally accepted accounting  principles requires
     Accounting          management  to  make  estimates  and  assumptions  that
     Policies            affect the reported  amounts of assets and  liabilities
     Continued           and disclosure of contingent  assets and liabilities at
                         the date of the financial  statements  and the reported
                         amounts of revenues and expenses  during the  reporting
                         period.   Actual   results   could  differ  from  those
                         estimates.

                         Reclassifications
                         Certain reclassifications have been made to the prior year's financial statements in order to conform them to the classifications used for the current year.


2.   Going               The accompanying consolidated financial statements have
     Concern             been   prepared  on  a  going  concern   basis,   which
                         contemplates   the   realization   of  assets  and  the
                         satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses from operations during the past several years and has been unable to generate cash flows from operations. In addition, as of December 31, 2000, the Company has a deficit in stockholders' equity. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                         The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is active in the development of new products that will increase the Company's versatility in the laser products market and is putting together a plan to obtain additional capital and financing. There is no assurance that the Company will be successful in its efforts.



--------------------------------------------------------------------------------
                                                                            F-10

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



3.   Detail of
     Certain
     Balance
     Sheet
     Accounts

                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------
Receivables:
     Trade receivables                  $          780,527   $      660,417
     Less allowance for doubtful
       accounts                                    (75,000)         (25,000)
                                        -----------------------------------

                                        $          705,527   $      635,417
                                        -----------------------------------

Inventories:
     Raw materials                      $          509,851   $      571,244
     Work-in-process                               300,428          253,742
     Finished goods                                167,785          224,425
     Reserve for obsolescence                     (350,000)        (300,000)
                                        -----------------------------------

                                        $          628,064   $      749,411
                                        -----------------------------------


4.   Equipment           Equipment  and  leasehold  improvements  consist of the
     and                 following:
     Leasehold
     Improvements
                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Equipment                               $        1,724,228  $     1,701,008
Leasehold improvements                              96,538           87,353
                                        -----------------------------------

                                                 1,820,766        1,788,361

Less accumulated depreciation
 and amortization                               (1,578,506)      (1,503,590)
                                        -----------------------------------

                                        $          242,260  $       284,771
                                        -----------------------------------


--------------------------------------------------------------------------------
                                                                            F-11

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5.   Long-Term           Long-term  debt  consists of the  following at December
     Debt                31:

                                                    2000          1999
                                               ----------------------------

Convertible notes payable (see note 6)         $      500,000   $         -

Capital lease obligations (see note 7)                 32,050        43,423
                                               ----------------------------

Total long-term debt                                  532,050        43,423
Less current portion                                   13,262        11,373
                                               ----------------------------

                                               $      518,788   $    32,050
                                               ----------------------------



                         Future maturities of long-term debt are as follows:


                             Year Ended                             Amount
                             ----------                       -----------------

                               2001                           $          13,262
                               2002                                     511,427
                               2003                                       6,252
                               2004                                       1,109
                                                              -----------------

                                                              $         532,050
                                                              -----------------



6.   Convertible         On March 27,  2000,  the Company  issued a  convertible
     Notes Payable       note  payable  to  a  director  and  a  stockholder  of
                         $250,000.  On  May  18,  2000,  the  Company  issued  a
                         convertible  note payable to an individual of $250,000.
                         The  notes are  convertible  at $5.00 per share and are
                         due March 27, 2002 and May 18, 2002, respectively.  The
                         notes are  convertible  at any time until the due date.
                         The   Company    allocated    $87,500   and    $75,000,
                         respectively,   as  a  beneficial   conversion  feature
                         related  to the  conversion  price of $5.00 per  share.
                         Since the notes are immediately convertible, the full amount of the beneficial conversion feature interest expense was recognized immediately.



--------------------------------------------------------------------------------
                                                                            F-12

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



7.   Capital             The   Company    leases   certain    equipment    under
     Leases              noncancellable   capital  leases.   Assets  held  under
                         capital leases were included in equipment as follows:

                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Office equipment                                    56,609  $        56,609
Accumulated amortization                            (9,435)          (3,774)
                                        -----------------------------------

                                                    47,174  $        52,835
                                        -----------------------------------

                         Amortization expense on capital leases for the years ended December 31, 2000 and 1999 were $5,661 and $3,774, respectively.

                         Future   payments  under  the  capital  leases  are  as
                         follows:


                           Year
                           ----

                           2001                               $          16,872
                           2002                                          12,876
                           2003                                           6,740
                           2004                                           1,124
                                                              -----------------

                         Total payments                                  37,612
                         Less: amount of interest                        (5,562)
                                                              -----------------

                         Net capital lease principal                     32,050
                         Less: current maturities                       (13,262)
                                                              -----------------

                         Total long-term                      $          18,788
                                                              -----------------



--------------------------------------------------------------------------------
                                                                            F-13

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




8.   Income Taxes        The benefit for income  taxes  differs  from the amount
                         computed at federal statutory rates as follows:

                                                   Years Ended
                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Income tax benefit at statutory
  rates                                 $          283,000   $      395,000
Beneficial conversion feature                      (55,000)               -
Other                                               20,000                -
Change in valuation allowance                     (248,000)        (395,000)
                                        -----------------------------------

                                        $                -   $           -
                                        -----------------------------------


                         Deferred  tax  assets  (liabilities)   consist  of  the
                         following:


                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Net operating loss carryforwards        $        2,271,000   $    2,090,000
General business and AMT credit
carryforwards                                      225,000          205,000
Depreciation                                        (4,000)          (8,000)
Inventory reserve                                  119,000          102,000
Warranty reserve                                    48,000           39,000
Bad debt reserve                                    26,000            9,000
                                        -----------------------------------

                                                 2,685,000        2,437,000

Valuation allowance                             (2,685,000)      (2,437,000)
                                        -----------------------------------

                                        $                -   $            -
                                        -----------------------------------


                         The Company has net operating loss carryforwards for tax purposes of approximately $6,680,000 at December 31, 2000 available to offset future taxable income which begin to expire in 2004. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. A valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.

--------------------------------------------------------------------------------
                                                                            F-14

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


9.   Commitments         Operating Leases
     and                 The  Company's   administrative   offices  and  primary
     Contingencies       assembly  facilities for its laser products are located
                         in a 32,300  square  foot  building  in Salt Lake City,
                         Utah.  The Company  leases the  building  pursuant to a
                         lease  agreement  which   terminates  April  2009.  The
                         Company recognized annual rent expense of approximately
                         $239,000 in 2000 and 1999.

                         Future  minimum   payments  under  the   noncancellable
                         operating lease are as follows:


                           Year                                Amount
                           ----                          ------------------

                           2001                          $          239,000
                           2002                                     253,000
                           2003                                     257,000
                           2004                                     257,000
                           2005                                     272,000
                           Thereafter                               921,000
                                                         ------------------

                                                         $        2,199,000
                                                         ------------------


                         Investment Agreement
                         The Company entered into an agreement with another corporate entity (the investee). The agreement provided that the Company would invest cash and/or services in exchange for the investee's stock. The Company performed cumulative services of $129,003, in exchange for common stock of the investee which was included in other assets. During 1999, management of the Company determined that based upon the operations of the investment entity the Company's investment was impaired. The Company wrote down its carrying value in the investment to $10,000 effective December 31, 1999.

                         Royalty Agreement
                         The Company is party to an agreement with another entity which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents. Total royalty expense was $31,127 and $40,297 in 2000 and 1999, respectively.


--------------------------------------------------------------------------------
                                                                            F-15

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Commitments         Employment Agreements
     and                 The  Company  has   employment   agreements   with  its
     Contingencies       President and Chief Executive Officer and with its Vice
     Continued           President   which  expire   December   31,  2001.   The
                         agreements have a three year term with automatic renewals for additional terms of equal length unless terminated by either party. The agreements provide for base salaries, bonuses and certain other incentives.
                         The agreements also provide for severance benefits at the time of termination unless termination is for cause, lack of performance, resignation, or by reason of death.


10.  Stock Option        The Company has a stock  incentive plan whereby 150,000
     Plans               shares of the Company's common stock have been reserved
                         for  issuance  to  its  employees.   The  stock  option
                         committee of the Company's Board of Directors has complete discretion to grant awards pursuant to the terms and provisions of the plan. The stock incentive plan expires January 1, 2009.

                         The Company also has a stock option plan for non-employee directors, whereby each outside director is granted options to purchase 2000 shares of the Company's stock at the end of each six months of service as a director. This plan expires in September 2007.

                         Information regarding stock option plans is summarized below:

                                             Number of      Option Price
                                              Options         Per Share
                                          ---------------------------------

Outstanding at January 1, 1999                      87,500  $   1.13 - 4.10
     Granted                                        31,000      1.69 - 4.59
     Exercised                                     (10,000)            1.30
     Expired                                        (8,750)     1.14 - 4.10
     Forfeited                                           -                -
                                          ---------------------------------

Outstanding at December 31, 1999                    99,750   $  1.13 - 4.59
     Granted                                         8,000      6.00 - 6.06
     Exercised                                     (25,416)            2.90
     Expired                                        (2,500)            1.69
     Forfeited                                      (1,000)               -
                                          ---------------------------------

Outstanding at December 31, 2000                    78,834   $  1.13 - 6.06
                                          ---------------------------------


--------------------------------------------------------------------------------
                                                                            F-16

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Stock Based         The Company has adopted the disclosure-only  provisions
     Compensation        of Statement of Financial  Accounting  Standards (SFAS)
                         No.123,   Accounting  for   Stock-Based   Compensation.
                         Accordingly,  no compensation  cost has been recognized
                         for   employees  in  the  financial   statements.   Had
                         compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Net loss - as reported                  $       (808,158)  $   (1,161,505)
Net loss - pro forma                    $       (848,246)  $   (1,248,744)
Loss per share - as reported            $           (.50)  $         (.79)
Loss per share - pro forma              $           (.52)  $         (.85)
                                        -----------------------------------


                         The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

Expected dividend yield                 $              -0-   $          -0-
Expected stock price volatility                    115.41%          121.32%
Risk-free interest rate                              6.00%            6.00%
Expected life of options                      5 - 10 years     5 - 10 years
                                        -----------------------------------

                         The weighted average fair value of options granted during 2000 and 1999 is $5.01 and $2.81, respectively.


--------------------------------------------------------------------------------
                                                                            F-17

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Stock Based         The following table summarizes  information about stock
     Compensation        options outstanding at December 31, 2000:
     Continued

                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/00      (Years)       Price      12/31/00       Price
--------------------------------------------------------------------------------

$ 1.13 to 1.69    24,417          2.6   $     1.41       24,417    $     1.41
  2.00 to 2.40    20,750          0.8         2.19       20,750          2.19
  3.79 to 4.59    25,667          5.8         4.25       25,667          4.25
  6.00 to 6.06     8,000          4.7         6.03        8,000          6.03
--------------------------------------------------------------------------------

$ 1.13 to 6.06    78,834          3.4   $     3.02      78,834     $     3.01
--------------------------------------------------------------------------------



12.  Retirement          American Laser adopted a 401(k) retirement  savings and
     Plan                profit  sharing  plan.   All  full-time   employees  of
                         American Laser who are at least 21 years of age and have a minimum of three months of service with American
                         Laser are eligible to participate. The plan contains a matching contribution which is at American Laser's discretion and is limited to two percent of the applicable employee's salary. No matching contributions were made during 2000 and 1999.

13.  Related Party       The Company had a lease  agreement in a portion of 1999
     Transactions        with Dr.  William  H.  McMahan,  a  former  significant
                         shareholder,  Chairman,  President and Chief  Executive
                         Officer of the Company,  for its operating  facilities.
                         Rent payments were approximately $79,000 in 1999.

                         The  Company  has   employment   agreements   with  its
                         President   and  Chief   Executive   Officer  and  Vice
                         President as described in note 9.



--------------------------------------------------------------------------------
                                                                            F-18

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



13.  Related Party       During the years ended  December  31, 2000 and 1999 the
     Transactions        Company recognized $678,245 and $263,661, respectively,
     Continued           of revenue from the sales of products to entities owned
                         by a director and major shareholder of the Company. The
                         Company also purchased product from these entities during the years ended December 31, 2000 and 1999 in the amount of $496,435 and $480,791, respectively.
                         Receivables  relating to sales to these  entities total
                         $269,643  and  $178,537 at December  31, 2000 and 1999,
                         respectively. The Company also had payables due of $447,948 and $343,669 at December 31, 2000 and 1999,
                         respectively.

                         At December 31, 2000, the Company had a convertible note payable to a director and shareholder of $250,000 with interest at 7%, the interest and principle are due and payable on March 27, 2002 (see notes 5 and 6).


14.  Export Sales        Export sales to unaffiliated customers were as follows:
     and Major
     Customers
                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
                                               2000             1999
                                        -----------------------------------

                         Europe         $        2,040,107   $    1,560,752
                         Other                     265,938          890,534
                                        -----------------------------------

                                        $        2,306,045   $    2,451,286
                                        -----------------------------------

                         Combined domestic and foreign sales and service of lasers to the Company's major customers are as follows:


                                                    Years Ended
                                                   December 31,
                                        -----------------------------------
Major customers                                2000             1999
---------------
                                        -----------------------------------

Company A                               $        1,590,790   $    1,658,780
Company B                               $          678,245   $      263,661
Company C                               $                -   $      552,300




--------------------------------------------------------------------------------
                                                                            F-19

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


15.  Fair Value of       None of the Company's  financial  instruments  are held
     Financial           for trading  purposes.  The Company  estimates that the
     Instruments         fair value of all financial instruments at December 31,
                         2000,  does not differ  materially  from the  aggregate
                         carrying values of its financial  instruments  recorded
                         in the  accompanying  consolidated  balance sheet.  The
                         estimated  fair value  amounts have been  determined by
                         the Company  using  available  market  information  and
                         appropriate   valuation   methodologies.   Considerable
                         judgement  is  necessarily   required  in  interpreting
                         market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amount that the Company could realize in a current market exchange.


16.  Recent              SFAS No. 133, Accounting for Derivative Instruments and
     Accounting          Hedging Activities, was issued in June 1998 and amended
     Pronounce-          by SFAS No. 138, issued in June 2000. The  requirements
     ments               of SFAS No. 133, as amended,  will be effective for the
                         Company  in  the  first  quarter  of  the  fiscal  year
                         beginning  January 1, 2001.  The  standard  establishes
                         accounting  and  reporting   standards  for  derivative
                         instruments embedded in other contracts and for hedging
                         activities.  Under the standard, certain contracts that
                         were not formerly  considered  derivatives may now meet
                         the  definition  of  a  derivative.   The  Company  has
                         determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

                         SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.



--------------------------------------------------------------------------------
                                                                            F-20