Form 10QSB
period 2001-03-31
LASER CORP
filed 2001-05-10
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   --    EXCHANGE  ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                       or
   -- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ------ to -------

                         Commission File Number 0-13316

                                LASER CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Utah                                              87-0395567
    ------------------------                             --------------------
    (State of Incorporation)                               (I.R.S. Employer
                                                          Identification No.)

     2417 South 3850 West
      Salt Lake City, UT                                      84120
     -----------------------                           ----------------------
     (Address of principal                                  (Zip Code)
     executive office)


                                 (801) 972-1311
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.       Yes X      No
                 -----       -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .05 Par Value --   1,630,107  shares as of March 31, 2001

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.

         Consolidated Statements of Operations - Three months ended March 31, 2001 and 2000.

         Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000.

         Notes to Consolidated Financial Statements - March 31, 2001.

Item 2.  Management's Discussion and Analysis.



PART II. OTHER INFORMATION
-------- -----------------





SIGNATURES
----------

PART I. FINANCIAL INFORMATION
Item 1.
                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,        December 31,
ASSETS                                              2001               2000
------                                           (Unaudited)
                                                  -----------      -------------

CURRENT ASSETS
  Cash and cash equivalents                      $     51,747      $     38,600
  Receivables, net                                    472,040           705,527
  Inventories                                         777,727           628,064
  Other current assets                                 46,492            40,681
                                                 ------------      -------------
        Total Current Assets                        1,348,006         1,412,872
                                                 ------------      -------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net           236,414           242,260
  Other assets                                         37,656            37,656
                                                 ------------      -------------

                                                 $  1,622,076      $   1,692,788
                                                 ============      =============

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

CURRENT LIABILITIES
  Accounts payable                               $  1,000,430      $    912,101
  Accrued expenses                                    273,435           274,846
  Accrued warranty expense                            175,000           140,000
  Current portion capital leases                       13,784            13,262
                                                 ------------      -------------

         Total Current Liabilities                  1,462,649         1,340,209
                                                 ------------      -------------

LONG-TERM DEBT                                        515,169           518,788
                                                 ------------      -------------

      Total Liabilities                          $  1,977,818      $  1,858,997
                                                 ------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $.05 par value, 10,000,000 shares
   authorized; 1,630,107 and 1,624,859 shares
   issued, respectively                                81,505            81,243
  Additional paid-in capital                        1,963,599         1,943,861
  Retained deficit                                 (2,400,846)       (2,191,313)
                                                 ------------      -------------
       Total Stockholders' Equity (Deficit)          (355,742)         (166,209)
                                                 ------------      -------------

                                                 $  1,622,076      $  1,692,788
                                                 ============      =============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended
                                                      ------------------
                                                  March 31,          March 31,
                                                    2001               2000
                                                 ------------      -------------

 REVENUES:
  Net sales                                      $    850,936      $    630,140
  Interest and other income                               952             1,409
                                                 ------------      -------------

                                                      851,888           631,549

COSTS AND EXPENSES:
  Cost of products sold                               735,722           557,379
  Selling, general and administrative                 226,505           199,393
  Research and development                             72,301            53,565
  Royalties                                            10,300             8,250
  Interest                                             16,593             1,272
                                                 ------------      -------------

                                                    1,061,421           819,859
                                                 ------------      -------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES             (209,533)         (188,310)

INCOME TAX BENEFIT (EXPENSE) - CURRENT                    ---               ---
                                                 ------------      -------------

NET LOSS                                         $   (209,533)     $   (188,310)
                                                 ============      =============

NET LOSS PER SHARE                               $       (.13)     $       (.12)
                                                 ============      =============

  Average number of shares of
    Common Stock outstanding                        1,630,000         1,596,000
                                                 ============      =============






           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                     2001               2000
                                                 ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $   (209,533)     $   (188,310)

  Adjustments to reconcile net loss
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                    16,055            20,006
      Provision for losses on accounts
        receivable                                      4,995            24,647
  (Increase) decrease in assets:
      Receivables                                     228,492            32,111
      Inventories                                    (149,663)           43,609
      Other assets                                     (5,811)           (8,451)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                              136,918          (162,843)
                                                 ------------      -------------
      Net Cash Provided from (Used in)
       Operating Activities                            21,453          (239,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (10,209)               ---

CASH FLOWS FROM FINANCING ACTIVITIES -
  Payments on Capital Leases                           (3,097)           (2,158)
  Proceeds from Notes Payable                             ---           250,000
  Proceeds from Sale of Stock                           5,000            73,230
                                                 ------------      -------------
     Net Cash Provided from Financing Activities        1,903           321,072

INCREASE IN CASH AND CASH EQUIVALENTS                  13,147            81,841

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD              38,600           113,337
                                                 ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $     51,747      $    195,178
                                                 ============      =============





           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

NOTE B - RECLASSIFICATIONS

         Certain 2000 financial statement amounts have been reclassified to conform to 2001 presentations.

NOTE C - WEIGHTED AVERAGE SHARES

         Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

         During the quarter ended March 31, 2001 the Company issued 1,998 shares of common stock to two board members in exchange for $15,000 of accrued director's fees.

         Actual cash paid for interest and income taxes are as follows:

                                                         Three Months
                                                        Ended March 31,
                                                      2001              2000
                                                 ------------      -------------

        Interest                                        1,135             1,272
                                                 ------------      -------------

        Income Taxes                                      ---               ---
                                                 ------------      -------------

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

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2001.

         Net sales for the three months ended March 31, 2001 were $850,936 as compared to $630,140 for the same period in 2000, an increase of $220,796 or 35%. This increase was primarily the result of increased sales of medical products which increased to $185,027 for the period ending March 31, 2001 as compared to $10,728 for the same period in 2000. Laser product and service sales also increased for the same period from $619, 412 in 2000 to $665,909 for the period ended March 31, 2001.

         Cost of products sold for the three months ended March 31, 2001 were $735,722 as compared to $557,379 for the same period in 2000, an increase of $178,343 or 32%, which was primarily due to the increase in sales. As a percentage of net sales, cost of products sold was 86% for the three months ended March 31, 2001 as compared to 88% for the same period in 2000. This percentage decrease in the cost of products sold was primarily the result of a decreased percentage in labor and overhead costs associated with the increase in sales.

         Selling, general, and administrative expenses for the three months ended March 31, 2001 were $226,505 as compared to $199,393 for the same period in 2000, an increase of $27,112 or 14%. This increase in selling, general, and administrative expenses was primarily the result of increased marketing and sales activities associated with medical products.

         Research and development expenditures for the three months ended March 31, 2001 were $72,301 as compared to $53,565 for the same period in 2000, an increase of $18,736 or 35%.

         Royalty expenses for the three months ended March 31, 2001 were $10,300 as compared to $8,250 for the same period in 2000, an increase of $2,050 or 25%.

         Interest income and other revenue for the three months ended March 31, 2001 was $952 as compared to $1,409 for the same period in 2000, a decrease of $457 or 32%. Interest expenses for the three month period ended March 31, 2001 were $16,593 as compared to $1,272 of interest expense during the same period of 2000. This increase in interest expense was primarily the result of the accrual of interest on two convertible notes payable.

         The Company recognized a net loss for the three months ended March 31, 2001 of $209,533 or $.13 per share compared to a net loss of $188,310 or $.12 per share for the same period in 2000, an increase in net loss of $21,223 or 11%. This increase in the amount of net loss is primarily the result of increased marketing and sales expenses, and to the increased interest expense accrued.


LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2001, the Company had a deficit in working capital of $114,643 as compared to working capital of $72,663 at December 31, 2000, a decrease of $187,306. This decrease in working capital was primarily the result of the Company's net loss for the three month period ended March 31, 2001.

         Cash equivalents at March 31, 2001 were $51,747 compared to $38,600 on December 31, 2000, an increase of $13,147 or 34%. This increase in cash equivalents was primarily a result of a decrease in accounts receivable and increases in accounts payable which offset the Company's net loss for the three month's ended March 31, 2001. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the sale of common stock.


PART II.  OTHER INFORMATION
          -----------------

      None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LASER CORPORATION


Date:   May 10, 2001                          /s/ B. Joyce Wickham
        ------------                          ----------------------------------
                                              B. Joyce Wickham
                                              President, Chief Executive Officer
                                              Treasurer and Director

Date:   May 10, 2001                          /s/ Reo K Larsen
        ------------                          ----------------------------------
                                              Reo K Larsen
                                              General Accounting Manager