Form 10QSB
period 2001-06-30
LASER CORP
filed 2001-08-14
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  --     EXCHANGE  ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       or
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission File Number 0-13316

                                LASER CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Utah                                                  87-0395567
       ----------------------                               --------------------
      (State of Incorporation)                                (I.R.S. Employer
                                                            Identification No.)
        2417 South 3850 West
        Salt Lake City, UT                                          84120
      ---------------------                                       ---------
      (Address of principal                                       (Zip Code)
        executive office)
                                 (801) 972-1311
                -----------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.            Yes   X        No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .05 Par Value --   1,631,357  shares as of August 10, 2001

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 2001 and December 31, 2000.

         Consolidated Statements of Operations - Three months ended June 30, 2001 and 2000; Six months ended June 30, 2001 and 2000.

         Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000.

         Notes to Consolidated Financial Statements - June 30, 2001.

Item 2.  Management's Discussion and Analysis.



PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders


SIGNATURES
----------

PART I. FINANCIAL INFORMATION

Item 1.
                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        June 30,         December 31,
ASSETS                                                    2001               2000
------                                                  --------         ------------
                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                           $      18,922    $       38,600
  Receivables, net                                          354,664           705,527
  Inventories                                               787,085           628,064
  Other current assets                                       26,174            40,681
                                                      -------------    --------------
        Total Current Assets                              1,186,845         1,412,872
                                                      -------------    --------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                 233,187           242,260
  Other assets                                               35,662            37,656
                                                      -------------    --------------

                                                      $   1,455,694    $    1,692,788
                                                      =============    ==============

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

CURRENT LIABILITIES
  Accounts payable                                    $   1,048,729    $      912,101
  Accrued expenses                                          242,127           274,846
  Accrued warranty expense                                  193,500           140,000
  Current portion capital leases                             15,428            13,262
                                                      -------------    --------------

      Total Current Liabilities                           1,499,784         1,340,209
                                                      -------------    --------------

LONG-TERM DEBT                                              510,246           518,788
                                                      -------------    --------------

      Total Liabilities                               $   2,010,030    $    1,858,997
                                                      -------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
   no shares issued or outstanding;                               -                 -
  Common Stock, $.05 par value, 40,000,000 shares
   authorized; 1,631,357 and 1,624,859 shares
   issued, respectively                                      81,568            81,243
  Additional paid-in capital                              2,148,936         1,943,861
  Deferred Compensation                                    (136,800)                -
  Retained deficit                                       (2,648,040)       (2,191,313)
                                                      -------------    --------------

       Total Stockholders' Equity (Deficit)                (554,336)         (166,209)
                                                      -------------    --------------

                                                      $   1,455,694    $    1,692,788
                                                      =============    ==============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three months ended               Six months ended
                                      -------------------------        -------------------------
                                      June 30,        June 30,         June 30,         June 30,
                                        2001            2000             2001            2000
                                      --------        --------         --------         --------

REVENUES:
  Net sales                         $   822,863     $    807,755     $  1,673,799    $  1,437,895
  Interest and other income                 233            2,239            1,185           3,648
                                    -----------     ------------     ------------    ------------
                                        823,096          809,994        1,674,984       1,441,543

COSTS AND EXPENSES:
  Cost of products sold                 630,953          767,762        1,366,676       1,325,142
  Selling, general and
    administrative                      372,878          285,882          599,382         485,274
  Research and development               49,442           69,272          121,742         122,837
  Royalties                               7,325           7, 098           17,625          15,348
  Interest                                9,693            1,899           26,286           3,171
                                    -----------     ------------     ------------    ------------

                                      1,070,291        1,131,913        2,131,711       1,951,772
                                    -----------     ------------     ------------    ------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                  (247,195)        (321,919)        (456,727)       (510,229)

INCOME TAX BENEFIT
   (EXPENSE) - CURRENT                        -                -                -               -
                                    -----------     ------------     ------------    ------------

NET LOSS                            $  (247,195)    $   (321,919)    $   (456,727)   $   (510,229)
                                    ===========     ============     ============    ============

NET LOSS PER SHARE - BASIC
  AND DILUTED                       $      (.15)    $       (.20)    $       (.28)   $       (.32)
                                    ===========     ============     ============    ============

 Average number of shares of
    Common Stock outstanding -
    basic and diluted                 1,631,000        1,622,000        1,630,000       1,609,000
                                    ===========     ============     ============    ============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                         2001                    2000
                                                         ----                    ----

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $   (456,727)        $    (510,229)

  Adjustments to reconcile net loss
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                        31,964                37,969
      Provision for losses on accounts receivable           9,329                59,042
      Stock compensation expense                           45,600                39,047
  (Increase) decrease in assets:
      Receivables                                         341,534               122,175
      Inventories                                        (159,021)               34,414
      Other assets                                         16,501               (14,355)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                                  172,409              (354,479)
                                                     ------------         -------------
      Net Cash Provided from (Used in)
            Operating Activities                           1,589               (586,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (22,891)                    -
                                                     ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Capital Leases                               (6,376)               (5,469)
  Proceeds from Notes Payable                                   -               500,000
  Proceeds from Sale of Stock                               8,000               124,039
                                                     ------------         -------------

     Net Cash Provided from Financing Activities            1,624               618,570
                                                     ------------         -------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 (19,678)               32,154

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                  38,600               113,337
                                                     ------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $     18,922         $     145,491
                                                     ============         =============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10- QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

NOTE B - RECLASSIFICATIONS

         Certain 2000 financial statement amounts have been reclassified to conform to 2001 presentation.

NOTE C - WEIGHTED AVERAGE SHARES

         Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

         During the six month period ended June 30, 2001 the Company issued 1,998 shares of common stock to two board members in exchange for $15,000 of accrued director's fees. The Company also issued Employee Stock Options and recorded $182,400 of deferred compensation of which $45,600 was recognized during the six months ended June 30, 2001.

         Actual cash paid for interest and income taxes are as follows:

                                     Three Months               Six Months
                                     Ended June 30,           Ended June 30,
                                 2001         2000         2001         2000
                                 ----         ----         ----         ----

         Interest                943         1,899         2,078        3,171
                                ----         -----         -----        -----

         Income Taxes              -             -             -            -
                                 ---         -----         -----        -----

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

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2001.

         Net sales for the three months ended June 30, 2001 were $822,863 as compared to $807,755 for the same period in 2000, an increase of $15,108 or 2 %. This increase was primarily the result of increased sales of medical products which increased to $244,918 for the period ending June 30, 2001 as compared to $134,607 for the same period in 2000. Laser product and service sales decreased for the same period from $673,148 in 2000 to $577,945 for the period ended June 30, 2001.

         Cost of products sold for the three months ended June 30, 2001 were $630,953 as compared to $767,762 for the same period in 2000, a decrease of $136,809 or 18 %, which was primarily due to the increase in sales of medical products. As a percentage of net sales, cost of products sold was 77 % for the three months ended June 30, 2001 as compared to 95% for the same period in 2000. This percentage decrease in the cost of products sold was primarily the result of a decreased percentage in labor and overhead costs associated with sales.

         Selling, general, and administrative expenses for the three months ended June 30, 2001 were $372,878 as compared to $285,882 for the same period in 2000, an increase of $86,996 or 30%. This increase in selling, general, and administrative expenses was the result of increased marketing and sales activities associated with medical products and to the valuation of common stock options that were granted by the Company.

         Research and development expenditures for the three months ended June 30, 2001 were $49,442 as compared to $69,272 for the same period in 2000, a decrease of $19,830 or 29%.

         Royalty expenses for the three months ended June 30, 2001 were $7,325 as compared to $7,098 for the same period in 2000.

         Interest income and other revenue for the three months ended June 30, 2001 was $233 as compared to $2,239 for the same period in 2000, a decrease of $2,006 or 90%. Interest expenses for the three month period ended June 30, 2001 were $9,693 as compared to $1,899 of interest expense during the same period of 2000. This increase in interest expense was primarily the result of the accrual of interest on two convertible notes payable.

         The Company recognized a net loss for the three months ended June 30, 2001 of $247,195 or $.15 per share compared to a net loss of $321,919 or $.20 per share for the same period in 2000, an improvement of $74,724 or $.05 per share. This improvement was primarily the result of increased medical sales and to decreases in production costs and expenses. Improvements in these areas were partially offset by the valuation of common stock options granted by the Company.

Six months ended June 30, 2001.

         Net sales for the six months ended June 30, 2001 were $1,673,799 as compared to $1,437,895 for the same period in 2000, an increase of $235,904 or 16%. This increase was primarily the result of increased sales of medical products which increased to $429,944 for the six month period ending June 30, 2001 as compared to $145,335 for the same period in 2000. Laser product and service sales decreased for the same period from $1,292,560 in 2000 to $1,243,855 for the six month period ended June 30, 2001.

         Cost of products sold for the six months ended June 30, 2001 were $1,366,676 as compared to $1,325,142 for the same period in 2000, an increase of $41,534 or 3 %, which was primarily due to the increase in sales. As a percentage of net sales, cost of products sold was 82% for the six months ended June 30, 2001 as compared to 92% for the same period in 2000. This percentage decrease in the cost of products sold was primarily the result of a decreased percentage in labor and overhead costs associated with sales.

         Selling, general, and administrative expenses for the six months ended June 30, 2001 were $599,382 as compared to $485,274 for the same period in 2000, an increase of $114,108 or 24%. This increase in selling, general, and administrative expenses was primarily the result of increased marketing and sales activities associated with medical products and to the valuation of common stock options that were granted by the Company.

         Research and development expenditures for the six months ended June 30, 2001 were $121,742 as compared to $122,837 for the same period in 2000.

         Royalty expenses for the six months ended June 30, 2001 were $17,625 as compared to $15,348 for the same period in 2000, an increase of $2,277 or 15%.

         Interest income and other revenue for the six months ended June 30, 2001 was $1,185 as compared to $3,648 for the same period in 2000, a decrease of

$2,463 or 68%. Interest expenses for the six month period ended June 30, 2001 were $26,286 as compared to $3,171 of interest expense during the same period of 2000. This increase in interest expense was primarily the result of the accrual of interest on two convertible notes payable.

         The Company recognized a net loss for the six months ended June 30, 2001 of $456,727 or $.28 per share compared to a net loss of $510,229 or $.32 per share for the same period in 2000, an improvement of $53,502 or $.04 per share. This improvement was primarily the result of increased medical sales and to decreases in production costs and expenses. Improvements in these areas were partially offset by the valuation of common stock options granted by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2001, the Company had a deficit in working capital of $312,939 as compared to working capital of $72,663 at December 31, 2000, a decrease of $385,602. This decrease in working capital was primarily the result of the Company's net loss for the six month period ended June 30, 2001.

         Cash equivalents at June 30, 2001 were $18,922 compared to $38,600 on December 31, 2000, a decrease of $19,678 or 51%. This decrease in cash equivalents was primarily a result of the Company's net loss for the six month's ended June 30, 2001 which was partially offset by decreased accounts receivable and increases in accounts payable and inventory. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the sale of common stock.



PART II.  OTHER INFORMATION
          -----------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held May 17, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholder's:

         (1)  Election of four (4) directors
         (2) Approve an amendment to the Company's Article of Incorporation to increase the authorized number of shares of the Company's common stock to 40,000,000 shares
         (3) Approve an amendment to the Company's Article of Incorporation to authorize up to 10,000,000 shares of preferred stock of the Company issuable in one or more series
         (4) Approve the selection of Tanner & Co. As the certified public accounts for the fiscal year ending December 31, 2001

         The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, were as follows:


PROPOSAL 1:   Election of Directors:
                                                Withheld
                                 For            Authority            Abstention
                                 ---            ---------            ----------


    B. Joyce Wickham           1,358,689           125                    0

    Rod O. Julander            1,358,689           125                    0

    Mark L. Ballard            1,358,689           125                    0

    Reinhardt Thyzel           1,358,914           100                    0


PROPOSAL 2:    Approve authorization of 40,000,000 shares of Common Stock

                For                      Against                Abstain
                ---                      -------                -------

             1,337,958                    10,706                 10,325


PROPOSAL 3:   Approve authorization of 10,000,000 shares of Preferred Stock

                For                      Against                Abstain
                ---                      -------                -------

               916,703                    33,744                 16,625


PROPOSAL 4:   Approve selection of Tanner & Co, as certified public accountants

                                                                   Broker's
               For           Against            Abstain            Non-votes
               ---           -------            -------            ---------

            1,348,801          38               10,200              489,448

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LASER CORPORATION


Date:   August 10, 2001                       /s/ B. Joyce Wickham
        ---------------                       ----------------------------------
                                              B. Joyce Wickham
                                              President, Chief Executive Officer
                                              Treasurer and Director

Date:   August 10, 2001                       /s/ Reo K Larsen
        ---------------                       ----------------------------------
                                              Reo K Larsen
                                              General Accounting Manager

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LASER CORPORATION


Date:   August 10, 2001                    -------------------------------------
        ---------------                    B. Joyce Wickham
                                           President and Chief Executive Officer
                                           Treasurer and Director

Date:   August 10, 2001                    -------------------------------------
                                           Reo K Larsen
                                           General Accounting Manager