Form 10QSB
period 2001-09-30
LASER CORP
filed 2001-11-13
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-13316

                                LASER CORPORATION
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                 Utah                                           87-0395567
        ------------------------                           -------------------
        (State of Incorporation)                            (I.R.S. Employer
                                                           Identification No.)
          2417 South 3850 West
           Salt Lake City, UT                                     84120
         ---------------------                                 ----------
         (Address of principal                                 (Zip Code)
           executive office)

                                 (801) 972-1311
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, .05 Par Value -- 1,631,357 shares as of November 7, 2001

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2001 and December 31, 2000.

         Consolidated Statements of Operations - Three months ended September 30, 2001 and 2000; Nine months ended September 30, 2001 and 2000.

         Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000.

         Notes to Consolidated Financial Statements - September 30, 2001.

Item 2.  Management's Discussion and Analysis.


PART II.  OTHER INFORMATION
--------  -----------------





SIGNATURES
----------

PART I. FINANCIAL INFORMATION
Item 1.
                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     September 30,         December 31,
ASSETS                                                  2001                   2000
------                                               --------------      --------------
                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                          $       34,210      $       38,600
  Receivables, net                                          410,650             705,527
  Inventories                                               776,216             628,064
  Other current assets                                       39,869              40,681
                                                     --------------      --------------
        Total Current Assets                              1,260,945           1,412,872
                                                     --------------      --------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                 217,284             242,260
  Other assets                                               35,662              37,656
                                                     --------------      --------------
                                                     $    1,513,891      $    1,692,788
                                                     ==============      ==============

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

CURRENT LIABILITIES
  Accounts payable                                   $    1,187,189      $      912,101
  Accrued expenses                                          290,117             274,846
  Accrued warranty expense                                  200,000             140,000
  Current portion of long-term debt                         513,475              13,262
                                                     --------------      --------------
      Total Current Liabilities                           2,190,781           1,340,209
                                                     --------------      --------------

LONG-TERM DEBT                                                8,823             518,788
                                                     --------------      --------------
      Total Liabilities                              $    2,199,604      $    1,858,997
                                                     ==============      ==============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
   no shares issued or outstanding;                           ---                  ---
  Common Stock, $.05 par value, 40,000,000 shares
   authorized; 1,631,357 and 1,624,859 shares
   issued, respectively                                      81,568              81,243
  Additional paid-in capital                              2,148,936           1,943,861
  Deferred Compensation                                    (136,800)               ---
  Retained deficit                                       (2,779,417)         (2,191,313)
                                                     --------------      --------------
       Total Stockholders' Equity (Deficit)                (685,713)           (166,209)
                                                     --------------      --------------
                                                     $    1,513,891      $    1,692,788
                                                     ==============      ==============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended                   Nine months ended
                                            -----------------------------     ------------------------------
                                              Sept. 30,        Sept. 30,         Sept. 30,        Sept. 30,
                                                2001             2000              2001             2000
                                            ------------     ------------     -------------     ------------
 REVENUES:
  Net sales                                 $    669,539     $  1,374,265     $   2,343,338     $  2,812,160
  Interest and other income                          310              986             1,496            4,634
                                            ------------     ------------     -------------     ------------
                                                 669,849        1,375,251         2,344,834        2,816,794

COSTS AND EXPENSES:
  Cost of products sold                          569,623          998,135         1,936,298        2,323,276
  Selling, general and
    administrative                               168,874          271,194           768,257          756,469
  Research and development                        44,829           72,043           166,571          194,880
  Royalties                                        8,305            7,618            25,931           22,966
  Interest                                         9,595           10,086            35,881           13,257
                                            ------------     ------------     -------------     ------------
                                                 801,226        1,359,076         2,932,938        3,310,848
                                            ------------     ------------     -------------     ------------

INCOME (LOSS) FROM
 OPERATIONS BEFORE
 INCOME TAXES                                   (131,377)          16,175          (588,104)        (494,054)

INCOME TAX BENEFIT
   (EXPENSE) - CURRENT                              ---              ---               ---              ---
                                            ------------     ------------     -------------     ------------

NET INCOME (LOSS)                           $   (131,377)    $     16,175     $    (588,104)    $   (494,054)
                                            ============     ============     =============     ============

NET INCOME (LOSS)
  PER SHARE
  - Basic and Diluted                       $       (.08)    $        .01     $        (.36)    $       (.30)
                                            ============     ============     =============     ============

  Average number of shares of
    Common Stock outstanding
      - Basic and Diluted                      1,631,000        1,629,000         1,630,000        1,629,000
                                            ============     ============     =============     ============



           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                 2001                2000
                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                    $   (588,104)     $    (494,054)

  Adjustments to reconcile net loss
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                                 47,867             53,909
      Provision for losses on accounts receivable                    3,000             54,003
      Stock compensation expense                                    45,600             39,047
  (Increase) decrease in assets:
      Receivables                                                  291,877            (88,891)
      Inventories                                                 (148,152)           101,353
      Other assets                                                   2,806            (28,475)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                                           365,359           (250,933)
                                                              ------------      -------------
      Net Cash Provided from (Used in) Operating Activities         20,253           (614,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (22,891)            (6,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Capital Leases                                        (9,752)            (8,355)
  Proceeds from Notes Payable                                         ---             500,000
  Proceeds from Sale of Stock                                        8,000            124,039
                                                              ------------      -------------
     Net Cash Provided from (Used in) Financing Activities          (1,752)           615,684
                                                              ------------      -------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                           (4,390)            (5,020)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                           38,600            113,337
                                                              ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     34,210      $     108,317
                                                              ============      =============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10- QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

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

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

         During the nine month period ended September 30, 2001 the Company issued 1,998 shares of common stock to two board members in exchange for $15,000 of accrued director's fees. The Company also issued Employee Stock Options and recorded $182,400 of deferred compensation of which $45,600 was recognized during the nine months ended September 30, 2001.

         Actual cash paid for interest and income taxes are as follows:

                                Three Months              Nine Months
                                Ended Sept. 30,         Ended Sept. 30,
                             2001         2000       2001          2000
                             ----         ----       ----          ----

         Interest             845         1,336      2,923        4,507
                              ---         -----      -----        -----

         Income Taxes         ---          ----        ---          ---
                              ---         -----      -----        -----

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


RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2001.

         Net sales for the three months ended September 30, 2001 were $669,539 as compared to $1,374,265 for the same period in 2000, a decrease of $704,726 or 51 %. This decrease was primarily the result of decreased sales of medical products which decreased from $764,813 for the period ending September 30, 2000 to $89,408 for the same period in 2000, a decrease of $675,405 or 88%. Laser product and service sales also decreased for the same period from $609,452 in 2000 to $580,131 for the period ended September 30, 2001, a decrease of $29,321 or 5%.

         Cost of products sold for the three months ended September 30, 2001 were $569,623 as compared to $998,135 for the same period in 2000, a decrease of $428,512 or 43%. This decrease was primarily the result of decreased sales of medical products. As a percentage of net sales, cost of products sold was 85% for the three months ended September 30, 2001 as compared to 73% for the same period in 2000. This percentage increase in the cost of products sold was primarily the result of differences in sales product mix between the two periods that resulted from the decrease in medical product sales during 2001.

         Selling, general, and administrative expenses for the three months ended September 30, 2001 were $168,874 as compared to $271,194 for the same period in 2000, a decrease of $102,320 or 38%. This decrease in selling, general, and administrative expenses was the result of decreased sales commission expenses that resulted from the decrease in medical product sales during 2001.

         Research and development expenditures for the three months ended September 30, 2001 were $44,829 as compared to $72,043 for the same period in 2000, a decrease of $27,214 or 38%.

         Royalty expenses for the three months ended September 30, 2001 were $8,305 as compared to $7,618 for the same period in 2000.

         Interest income and other revenue for the three months ended September 30, 2001 was $310 as compared to $986 for the same period in 2000, a decrease of $676 or 69%. Interest expenses for the three month period ended September 30, 2001 were $9,595 as compared to $10,086 during the same period of 2000. Interest expenses are primarily the result of the interest accrued on two convertible notes payable.

         The Company recognized a net loss for the three months ended September 30, 2001 of $131,377 or $.08 per share compared to net income of $16,175 or $.01 per share for the same period in 2000, a decline of $147,552 or $. 09 per share. This decline was primarily the result of decreased medical sales.


Nine months ended September 30, 2001.

         Net sales for the nine months ended September 30, 2001 were $2,343,338 as compared to $2,812,160 for the same period in 2000, a decrease of $468,822 or 17%. This decrease was primarily the result of decreased sales of medical products which decreased from $910,148 for the nine month period ending September 30, 2000 to $519,352 for the same period in 2001, a decrease of $390,796 or 43%. Laser product and service sales also decreased for the same period from $1,902,012 in 2000 to $1,823,986 for the nine month period ended September 30, 2001, a decrease of $78,026 or 4%.

         Cost of products sold for the nine months ended September 30, 2001 were $1,936,298 as compared to $2,323,276 for the same period in 2000, a decrease of $386,978 or 17%. This decrease was primarily the result of decreased sales of medical products. As a percentage of net sales, cost of products sold was 83% for the nine months ended September 30, 2001 and were also 83 % for the same period in 2000.

         Selling, general, and administrative expenses for the nine months ended September 30, 2001 were $768,257 as compared to $756,469 for the same period in 2000, an increase of $11,788 or 2%. This increase in selling, general, and administrative expenses was primarily the result of increased marketing and sales activities associated with medical products and to the valuation of common stock options that were granted by the Company which were partially offset by reductions in bad debt expense and other general and administrative expenses.

         Research and development expenditures for the nine months ended September 30, 2001 were $166,571 as compared to $194,880 for the same period in 2000, a decrease of $28,309 or 15%..

         Royalty expenses for the nine months ended September 30, 2001 were $25,931 as compared to $22,966 for the same period in 2000, an increase of $2,965 or 13 %.

         Interest income and other revenue for the nine months ended September 30, 2001 was $1,496 as compared to $4,634 for the same period in 2000, a decrease of $3,138 or 68 %. Interest expenses for the nine month period ended September 30, 2001 were $35,881 as compared to $13,257 during the same period of 2000. Interest expenses are primarily the result of the interest accrued on two convertible notes payable. The accrual of interest on these notes started during the third quarter of 2000 which accounts for the increase in interest expenses for the 2001 nine month period ended September 30, 2001.

         The Company recognized a net loss for the nine months ended September 30, 2001 of $588,104 or $.36 per share compared to a net loss of $494,054 or $.30 per share for the same period in 2000, an increase in net loss of $94,050 or $.06 per share. This increase in net loss was primarily the result of the decreased medical sales, increased marketing activities and to the valuation of common stock options granted by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2001, the Company had a deficit in working capital of $929,836 as compared to working capital of $72,663 at December 31, 2000, a decrease of $1,002,499. This decrease in working capital was primarily the result of the Company's net loss for the nine month period ended September 30, 2001 and to the reclassification of long term debt as current portion of long term debt on the two convertible notes payable due during 2002.

         Cash equivalents at September 30, 2001 were $34,210 compared to $38,600 on December 31, 2000, a decrease of $4,390 or 11 %. This decrease in cash equivalents was primarily a result of the Company's net loss for the nine month's ended September 30, 2001 which was partially offset by decreases in accounts receivable and increases in accounts payable and inventory. The Company is continuing to explore other sources for additional capital but has not entered into any agreements for additional sources of borrowing or capital other than that which has already been received through the sale of common stock.



PART II.  OTHER INFORMATION
          -----------------

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LASER CORPORATION


Date:   November 7, 2001                      /s/ B. Joyce Wickham
        ----------------                      ----------------------------------
                                              B. Joyce Wickham
                                              President, Chief Executive Officer
                                              Treasurer and Director

Date:   November 7, 2001                      /s/ Reo K Larsen
        ----------------                      ----------------------------------
                                              Reo K Larsen
                                              General Accounting Manager