Form 10KSB
period 2001-12-31
LASER CORP
filed 2002-03-28
CIK 740726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended                                      December 31, 2001
                         -------------------------------------------------------
Commission File  No.                                                     0-13316
                    ------------------------------------------------------------
                                                               LASER CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Utah                                               87-0395567
-------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

2417 South 3850 West, Salt Lake City, Utah                    84120
-------------------------------------------                 ---------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:       (801) 972-1311
                                                --------------------
Securities registered under Section 12(b) of the Exchange Act:

           Title of each class                    Name of each exchange on
                                                   which registered
              (None)                                   (None)
-------------------------------                 ---------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $.05 per share
                   --------------------------------------
                                (Title of class)

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

Issuer's revenues for its most recent fiscal year.  $3,111,636

As of March 13, 2002, 1,643,073 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon closing price of $1.10 per share of these shares on March 13, 2002) was approximately $1,041,331.

                      Documents Incorporated by Reference:

Proxy Statement for the May 15, 2002 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2001. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period (Part III of this report).

                                     PART I


ITEM 1. BUSINESS
----------------

         During 2001, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing laser products through its wholly-owned subsidiary, American Laser Corporation and in the business of designing and marketing medical laser systems through its wholly-owned subsidiary, American Laser Medical, Inc.

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

         The Company's 2001 Annual Meeting of Stockholders was held on May 17, 2001. At that meeting, the proposed slate of Directors was elected, the Shareholders approved the proposed amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock to 40,000,000 and approved an amendment to the Articles of Incorporation authorizing up to 10,000,000 shares of Preferred Stock of the Company issuable in one or more series.


     Medical Laser Systems and Laser Products
     ----------------------------------------

         The Company produces or purchases for resale a range of medical laser systems and disposable products from affiliated and unaffiliated suppliers. The Company's ophthalmic medical laser systems include the Dodick Laser PhotoLysis System for use in cataract removal, for which the Company has exclusive distribution rights for certain markets, a photodisruptor system which is used to perform posterior capsulotomies and other microsurgeries and a photocoagulator system used in the treatment of diabetic retinopathy. Additionally, the Company offers a line of Dodick Laser PhotoLysis accessories and disposable products. The Company's diode pumped solid state laser based cutaneous system is used in dermatology for removal of vascular and pigmented lesions. During 2001, the Company's medical product sales were primarily from the sale of the Dodick Laser PhotoLysis System and disposable products.

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

         Company procedures include performing quality tests on its medical laser systems and laser products prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although warranty terms, or the level of warranty coverage and the warranty period, are subject to negotiation. Currently, the Company's largest customer, company A, has modified warranty terms and warranty periods. At December 31, 2001, the reserve for anticipated warranty expenses for Company products which had been sold as of that date was $140,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The Company's medical laser systems are serviced and repaired either at their point of use, at the Company's Salt Lake City, Utah facility, or at the manufacturers facility, when applicable. The Company's laser products are generally returned for service or repair to the Salt Lake City, Utah facility.


     Sales and Marketing
     -------------------

           Medical Laser Systems

         For the year ended December 31, 2001, medical sales accounted for 22% of the Company's sales as compared to 39% of 2000 sales. The Company has agreements, both verbal and written, with A.R.C. Laser GmbH, Eckental Forth, Germany and A.R.C. Laser AG, Gommiswald, Switzerland, companies owned and controlled by Reinhardt Thyzel, a director and the majority shareholder of the Company and/or his family, under which the Company and A.R.C. Laser GmbH and A.R.C. Laser AG will offer for sale the products of the other. The Dodick Laser PhotoLysis System is owned by A.R.C. Laser AG, and the Company has exclusive distribution rights to sell the System and its associated products in the United States, Canada, Brazil and Mexico.

         During  2001,  in  addition  to   exhibiting   its  products  at  major
conventions and advertising in trade publications, the Company offered its medical products though independent sales agents and distributors.

         The Company during 2001 typically invoiced the retail purchaser of its medical laser systems on a 10% down, balance due on installation and in-service training, but such terms can vary. Payment on approved credit terms to distributors and others is generally net 30 days after date of invoice, but such terms can vary. Payment on approved credit terms to purchasers of Dodick Laser PhotoLysis accessories and disposable products is generally net 30 days after date of invoice, but such terms can vary. Collection of trade accounts receivable typically occurs within 30 to 45 days.


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

         For the year ended December 31, 2001, two companies accounted for more than 10% of the Company's sales. Company A accounted for 60% and Company B accounted for 13% of the Company's 2001 sales. For the year ended December 31, 2000, Company A accounted for 39% and Company B accounted for 17% of the Company's 2000 sales.

         The Company's order backlog of medical systems and new laser product orders as of December 31, 2001 was approximately $442,000, as compared to approximately $832,000 on December 31, 2000.

         Foreign Sales
         -------------

         For the year 2001, the Company sold a majority of its products to customers in Europe and other foreign countries. The Company's largest customers in 2001 were foreign. Foreign sales to these customers, accounted for approximately 60% and 13%, respectively, of the Company's sales during 2001. Total sales to all foreign customers accounted for approximately 73% of the Company's total sales. (See Note 14 to Consolidated Financial Statements for further discussion).


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

         The Company's raw material inventory at December 31, 2001 was $546,771, with an allowance of obsolete inventory of $350,000, work in process inventory was $115,876, and $243,022 in finished goods inventory. The allowance for obsolete inventory was established to cover estimated obsolescence in the raw materials associated with the laser products used in non-medical commercial applications. There is no allowance for obsolescence associated with raw materials used for lasers in medical applications. The medical laser products is a newer application for the Company, and no evidence currently exists that any of that inventory is obsolete. By contrast, much of the raw material inventory related to lasers used in non-medical commercial applications has slow, and in some cases, no turnover. Due to the low inventory turnover, and high quantity of raw materials relative to the number of sales, an allowance was established to provide for the estimated obsolescence. Because the Company generally only assembles laser products for non-medical commercial use after a purchase order is received, an allowance for work-in-process and finished goods is not necessary.


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

         The Company believes, but can give no assurance, that the suppliers of its diode pumped solid state lasers, which are used in certain of its medical laser products, are adequately and appropriately licensed to manufacture and sell such devices.

         The Company received notification from a non-affiliated party asserting that the Dodick Laser PhotoLysis was infringing on certain related patents. The Company has forwarded such correspondence to the patent holders of the Dodick Laser PhotoLysis system and A.R.C. Laser A.G., Switzerland. The Company believes but can give no assurance that this will not affect the Company's distribution of the Dodick Laser PhotoLysis system.

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

         The Company's medical laser systems, with applications in the fields of dermatology and ophthalmology, are regulated as medical devices by the FDA and the CDRH under the federal Food, Drug and Cosmetic Act. As such, these devices require premarket clearance by the FDA prior to domestic commercialization. The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the control the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devices. The Company's laser based medical products are classified as Class II devices. If a manufacturer of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class II medical device, the manufacturer may seek FDA premarket clearance for the device by filing a submission of a premarket notification to the CDRH, Office of Device Evaluation, in accordance with Section 510(k) of the federal Food, Drug, and Cosmetic Act.

         The Company submitted the required Section 510(k) premarket notifications to the FDA and the CDRH seeking classification of both its argon gas, krypton gas and diode pumped solid state laser systems for ophthalmic and dermatological applications and received its 510(k) clearances to market these systems. On June 29, 2000, clearance to market the Dodick Laser PhotoLysis System in the United States was received from the FDA.

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


     Product Development
     -------------------

         During 2001, the Company continued to maintain its narrowed engineering focus to that of the product needs of certain of its OEM laser products customers and engaged in only limited development of medical laser systems and laser products.

         The Company booked expenses of $214,227 in 2001 and $261,368 in 2000 on research and development activities.


     Insurance
     ---------

         The Company carries product liability insurance on its laser products and medical laser systems to a maximum of $4,000,000.


     Compliance with Environment Laws
     --------------------------------

         The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.


     Employees
     ---------

         On  December  31,  2001,  the  Company  had  19  full-time   equivalent
employees: 2 in general and administrative services, 12 in manufacturing and support services, 2 in Engineering, and 3 in management and marketing.

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


                                      High              Low
                                      ----              ---

    2001   First quarter           $  6.9375          $ 3.25
           Second quarter             4.25              1.62
           Third quarter              3.50              1.01
           Fourth quarter             1.30               .77


    2000   First quarter           $ 11.50            $ 4.875
           Second quarter             8.00              5.625
           Third quarter             10.25              7.00
           Fourth quarter             9.25              6.00


         As of December 31, 2001 there were approximately 450 beneficial holders of the Company's Common Stock.

         The Company did not pay cash dividends on its common stock in 2001 and it does not anticipate paying any cash dividends thereon in the foreseeable future.

         During 2000, the Company issued 10,750 shares of its common stock to six European investors for the total aggregate purchase price of $80,517. No underwriters were engaged to sell the stock and no underwriting discounts or commissions were paid. The securities were offered pursuant to an exception from registration under Section 4(2) of the Securities Act of 1933. The proceeds of all the offerings were used for working capital purposes.

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


     Results of Operations
     ---------------------

         Net sales for the year ended December 31, 2001, were $3,109,976 as compared to $4,036,071 for the same period in 2000, a decrease of $926,095 or 23%. This decrease was primarily a result of a decreased demand for medical laser systems during 2001 which resulted in a decrease of $881,171 in medical sales during the year. Medical product sales during the year ended December 31, 2001 were $687,992 as compared to $1,569,163 for the 2000 period, a decrease of 56%. Laser product and service sales decreased from $2,466,908 during 2000 to $2,421,984 during the period ended December 31, 2001, a decrease of $44,924 or 2%.

         Cost of products sold for the year ended December 31, 2001 were $2,476,266 as compared to $3,298,302 for the same period in 2000, a decrease of $822,036 or 25%, which was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 80% for the year ended December 31, 2001 as compared to 82% for the same period in 2000. This decrease was primarily the result of an increase in the sales price of one of the Company's OEM laser product lines during the second half of the year 2000 and the effect of that price increase for the entire year 2001.

         Selling, general, and administrative expenses for the year ended December 31, 2001 were $982,792 as compared to $1,123,473 for the same period in 2000, a decrease of $140,681 or 13%. This decrease was primarily a result of decreases in medical laser system sales commissions resulting from decreased medical sales and to reduced bad debt expenses. These decreases were partially offset by increased marketing related expenses and to the valuation of common stock options that were granted by the Company.

         Research and development expenditures for the year ended December 31, 2001 were $214,227 as compared to $261,368 for the same period in 2000, a decrease of $47,141 or 18%. This decrease was primarily a result of the Company further narrowing its product development focus to that of the product needs of certain of its OEM laser products customers and to only limited development of medical laser systems and laser products.

         Royalty expenses for the year ended December 31, 2001 were $34,302 as compared to $31,127 for the same period in 2000, an increase of $3,175 or 10%.

         Interest and other revenue for the year ended December 31, 2001 was $1,660 as compared to $55,762 for the same period in 2000, a decrease of $54,102 or 97%. This decrease was primarily the result of a favorable settlement during the year 2000 that reduced a trade payable account by approximately $50,000.

         Interest expenses increased from $23,221 for the period ending December 31, 2000 to $45,761 for the same period ending December 31, 2001, an increase of $22,540 or 97%. This increase was primarily the result of interest expense accrued on the two convertible notes payable.

         The Company recognized a net loss for the year ended December 31, 2001 of $641,712 or $.39 per share as compared to a net loss of $808,158 or $.50 per share for the same period in 2000, a decrease in net loss of $166,446 or $.11 per share. This improvement was primarily a result of a non-recurring beneficial conversion feature interest expense of $162,500 incurred in the year 2000 on the two convertible notes payable that the Company entered into during the year ended December 31, 2000.

         On December 31, 2001 the Company had net operating loss carryforwards for tax purposes of approximately $7,360,000 available to offset future taxable income. The loss carryforwards will begin to expire in the year 2004.


     Liquidity and Capital Resources
     -------------------------------

         On December 31, 2001, the Company had a deficit in working capital of $967,013 as compared to working capital of $72,663 at December 31, 2000, a decrease of $1,039,676. This decrease in working capital was primarily the result of the Company's net loss from operations during the year 2001 of $641,712 and to the reclassification of the two convertible notes payable totaling $500,000 into the current portion of long term debt.

         Cash equivalents at December 31, 2001 were $26,837 as compared to $38,600 on December 31, 2000, a decrease of $11,763, or 30%. This decrease in cash equivalents was the result of the Company's net loss from operations for the year 2001 which was partially offset by decreases in accounts receivable and inventory totals and by increases in accounts payable.

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





ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         There has been no reported disagreement on any matter of accounting principles or material financial statement disclosures of a kind described in
Item 304 of Regulation S-B. Additionally, there has been no change in accountants during the two most recent fiscal years, or any later interim period.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

                                     PART IV



ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------

      (a)   Financial Statements and Schedules

         Independent auditors' report of Tanner & Co. for the years ended December 31, 2001 and 2000.

         Consolidated balance sheet as of December 31, 2001 and 2000.

         Consolidated statement of operations for the years ended December 31, 2001 and 2000.

         Consolidated statement of stockholders' deficit for the years ended December 31, 2001 and 2000.

         Consolidated statement of cash flows for the years ended December 31, 2001 and 2000.

         Consolidated notes to financial statements

         Schedules are omitted for the reason that they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

      (b)   Reports on Form 8-K.   Not applicable

         (c)      Exhibits

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






                                                                         Page
                                                                         ----

Independent auditors' report                                             F-2

Consolidated balance sheet                                               F-3

Consolidated statement of operations                                     F-4

Consolidated statement of stockholders'
deficit                                                                  F-5

Consolidated statement of cash flows                                     F-6

Notes to consolidated financial statements                               F-8


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Laser Corporation


We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company incurred operating losses and has been unable to generate substantial cash flows from operations for the years ended December 31, 2001 and 2000. In addition, the Company has a deficit in equity as of December 31, 2001 and 2000, and a working capital deficit as of December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        /s/TANNER + CO.

Salt Lake City, Utah
February 22, 2002


                                                                         LASER CORPORATION AND SUBSIDIARIES
                                                                                 Consolidated Balance Sheet

                                                                                               December 31,
-----------------------------------------------------------------------------------------------------------

                                                                              2001              2000
                                                                       ------------------------------------
              Assets
              ------
Current assets:
     Cash and cash equivalents                                          $          26,837 $          38,600
     Receivables, net                                                             474,477           705,527
     Inventories                                                                  555,669           628,064
     Other current assets                                                           3,529            40,681
                                                                       ------------------------------------

                  Total current assets                                          1,060,512         1,412,872

Equipment and leasehold improvements, net                                         199,392           242,260
Other assets                                                                       35,662            37,656
                                                                       ------------------------------------

                                                                        $       1,295,566 $       1,692,788
                                                                       ------------------------------------

-----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Deficit
              -------------------------------------

Current liabilities:
     Accounts payable                                                   $       1,079,585 $         912,101
     Accrued expenses                                                             296,513           274,846
     Accrued warranty expense                                                     140,000           140,000
     Current portion of long-term debt                                            511,427            13,262
                                                                       ------------------------------------

                  Total current liabilities                                     2,027,525         1,340,209
                                                                       ------------------------------------

Long-term debt                                                                      7,362           518,788
Commitments and contingencies                                                           -                 -

Stockholders' deficit:
     Preferred stock, no par value, 10,000,000 shares
       authorized; no shares issued                                                     -                 -
     Common stock, $.05 par value, 40,000,000 shares
       authorized; 1,631,357 and 1,624,859 shares issued,
       respectively                                                                81,568            81,243
     Additional paid-in capital                                                 2,148,936         1,943,861
     Deferred Compensation                                                       (136,800)                -
     Accumulated deficit                                                       (2,833,025)       (2,191,313)
                                                                       ------------------------------------

                  Total stockholders' deficit                                    (739,321)         (166,209)
                                                                       ------------------------------------

                                                                        $       1,295,566 $       1,692,788
                                                                       ------------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-3

                                                                         LASER CORPORATION AND SUBSIDIARIES
                                                                       Consolidated Statement of Operations

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                             2001               2000
                                                                      -------------------------------------
Revenues:
     Net sales                                                        $        3,109,976  $       4,036,071
     Interest and other income                                                     1,660             55,762
                                                                      -------------------------------------

                                                                               3,111,636          4,091,833
                                                                      -------------------------------------

Cost and expenses:
     Cost of products sold                                                     2,476,266          3,298,302
     Selling, general and administrative                                         982,792          1,123,473
     Research and development                                                    214,227            261,368
     Royalties                                                                    34,302             31,127
     Interest                                                                     45,761             23,221
     Interest - beneficial conversion feature                                          -            162,500
                                                                      -------------------------------------

                                                                               3,753,348          4,899,991
                                                                      -------------------------------------

Loss before income taxes                                                        (641,712)          (808,158)

Provision for income taxes                                                             -                  -
                                                                      -------------------------------------

Net loss                                                              $         (641,712) $        (808,158)
                                                                      -------------------------------------

Loss per share - basic and diluted                                    $             (.39) $            (.50)
                                                                      -------------------------------------

Weighted average shares - basic and diluted                                    1,630,000          1,617,000
                                                                      -------------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-4

                                                                                          LASER CORPORATION AND SUBSIDIARIES
                                                                             Consolidated Statement of Stockholders' Deficit

                                                                                      Years Ended December 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------------------

                                        Common Stock       Additional  Deffered   Retained      Treasury Stock
                                     -------------------    Paid-in     Compen-   Earnings    -----------------
                                       Shares    Amount     Capital     sation    (Deficit)   Shares     Amount     Total
----------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2000           1,590,038  $ 79,503  $ 1,617,718 $       -  $(1,297,484)  12,500  $(100,000) $  299,737

Issuance of common stock for cash       10,750       537       79,980         -            -        -          -      80,517

Issuance of common stock as payment
 of accrued expenses                    11,155       558       38,492         -            -        -          -      39,050

Exercise of stock options               25,416     1,270       58,875         -            -        -          -      60,145

Beneficial conversion feature on
convertible debt                             -         -      162,500         -            -        -          -     162,500

Retirement of treasury stock           (12,500)     (625)     (13,704)        -      (85,671) (12,500)   100,000           -

Net loss                                     -         -            -         -     (808,158)       -          -    (808,158)
                                     ---------------------------------------------------------------------------------------

Balance at December 31, 2000         1,624,859    81,243    1,943,861         -   (2,191,313)       -          -    (166,209)
                                     ---------------------------------------------------------------------------------------

Exercise of stock options                4,500       225        7,775         -            -        -          -       8,000

Issuance of common stock as payment
 of accrued expenses                     1,998       100       14,900         -            -        -          -      15,000

Issuance of employee stock options           -         -      182,400  (136,800)           -        -          -      45,600

Net loss                                     -         -            -         -     (641,712)       -          -    (641,712)
                                     ---------------------------------------------------------------------------------------

Balance at December 31, 2001         1,631,357  $ 81,568  $ 2,148,936 $(136,800) $(2,833,025)       -  $       -  $ (739,321)
                                     ---------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                             F-5

                                                                        LASER CORPORATION AND SUBSIDIARIES
                                                                      Consolidated Statement of Cash Flows

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                             2001              2000
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $        (641,712) $       (808,158)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
         Depreciation and amortization                                            65,759            74,916
         Interest on beneficial conversion feature                                     -           162,500
         Provision for losses on accounts receivable                             (60,000)           50,000
         Increase in reserve for inventory obsolescence                                -            50,000
         Deferred compensation                                                    45,600                 -
     (Increase) decrease in:
         Receivables                                                             291,050          (120,110)
         Inventories                                                              72,395            71,347
         Other assets                                                             39,146           (18,382)
     Increase (decrease) in:
         Accounts payable and accrued expenses                                   204,151          (123,734)
         Accrued warranty expense                                                      -           (10,000)
                                                                       -----------------------------------

                  Net cash provided by (used in)
                  operating activities                                            16,389          (671,621)
                                                                       -----------------------------------

Cash flows from investing activities-
     Purchase of property and equipment                                          (22,891)          (32,405)
                                                                       -----------------------------------

Cash flows from financing activities:
     Payments on capital leases                                                  (13,261)          (11,373)
     Proceeds from convertible notes payable                                           -           500,000
     Proceeds from issuance of common stock                                            -            80,517
     Proceeds from issuance of common stock upon exercise
       of stock options                                                            8,000            60,145
                                                                       -----------------------------------

                  Net cash (used in) provided by
                  financing activities                                            (5,261)          629,289
                                                                       -----------------------------------

Decrease in cash and cash equivalents                                            (11,763)          (74,737)

Cash and cash equivalents, beginning of year                                      38,600           113,337
                                                                       -----------------------------------

Cash and cash equivalents, end of year                                 $          26,837  $         38,600
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

                                              LASER CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued
--------------------------------------------------------------------------------


Supplemental disclosure of noncash transactions:

2001
----

During the year ended December 31, 2001, the Company paid $15,000 of accrued directors fees through the issuance of stock.

During the year ended December 31, 2001, the Company issued employee stock options and recorded $182,400 of deferred compensation, of which $45,600 was recognized as compensation expense.

2000
----

During the year ended December 31, 2000, the Company paid $39,050 of accrued directors fees and accrued vacation through the issuance of stock.


Supplemental disclosures of cash flow information:

                                               Years Ended
                                               December 31,
                                            ------------------------------------
                                                  2001              2000
                                            ------------------------------------

         Interest paid                       $     4,053        $       5,721
                                            ------------------------------------

         Income taxes paid                   $        -         $          -
                                            ------------------------------------

--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-7

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------

1.   Organization       Organization and Principles of Consolidation
     and Summary        The  consolidated   financial   statements  include  the
     of Significant     accounts   of   Laser   Corporation   (Laser)   and  its
     Accounting         wholly-owned  subsidiaries,  American Laser  Corporation
     Policies           (American Laser),  and American Laser Medical,  Inc. dba
                        A.R.C.   Laser  Corporation   (ARC)   (collectively  the
                        Company)   located   in  Salt  Lake  City,   Utah.   All
                        significant    intercompany    account    balances   and
                        transactions have been eliminated in consolidation.

                        The Company is engaged in designing, manufacturing, marketing and servicing laser products and medical laser systems.

                        Cash and Cash Equivalents
                        The Company considers all highly liquid debt instruments with maturities of three months or less to be cash equivalents.

                        Inventories
                        Inventories are valued at the lower of cost or market, cost being determined on the first-in, first-out method.

                        Equipment and Leasehold Improvements
                        Equipment and leasehold improvements are recorded at cost, less accumulated depreciation. Depreciation on equipment and leasehold improvements is determined using the straight-line and declining balance methods over the estimated useful lives of the assets or terms of the lease of three to ten years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sales of equipment and leasehold improvements are reflected in operations.

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

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Loss Per Common Share
     and Summary        The  computation of basic loss per common share is based
     of Significant     on the  weighted  average  number of shares  outstanding
     Accounting         during each year.
     Policies
     Continued          The computation of diluted  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 297,584 and 78,834 shares of common stock at prices ranging from $.10 to $6.06 per share were outstanding at December 31, 2001 and 2000, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                        Concentration of Credit Risk
                        The Company designs, manufactures, markets and provides service on lasers and related laser systems which are primarily used by original equipment manufacturers and medical laser systems which are used by medical professionals in both domestic and foreign markets. These laser products are used in items such as printers, medical instruments, entertainment products and other applications. The Company grants credit in these markets, without requiring collateral, to substantially all its customers.

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

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Revenue Recognition
     and Summary        The Company recognizes revenue when evidence exists that
     of Significant     an  arrangement  exists  between  the  Company  and  its
     Accounting         customers,   delivery  of  the  Company's   product  has
     Policies           occurred,  the Company's  selling price to its customers
     Continued          is fixed, and collectibility is reasonably assured.

                        The adoption of SAB 101 did not have a material effect on the Company's financial statements in the year of adoption, as the Company was in compliance with the provisions of SAB 101 prior to its issuance.

                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Reclassifications
                        Certain reclassifications have been made to the 2000 financial statements in order to conform them to the classifications used for the current year.


2.   Going              The accompanying  consolidated financial statements have
     Concern            been   prepared  on  a  going   concern   basis,   which
                        contemplates   the   realization   of  assets   and  the
                        satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses from operations during the past several years and has been unable to generate significant cash flows from operations. In addition, as of December 31, 2001 and 2000, the Company has a deficit in stockholders' equity, and as of December 31, 2001 the Company has a deficit in working capital. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.   Going              The  Company's   continuation  as  a  going  concern  is
     Concern            dependent on its ability to generate  sufficient  income
     Continued          and cash flow to meet its obligations on a timely basis,
                        to obtain additional  financing as may be required,  and
                        ultimately   to  attain   profitability.   There  is  no
                        assurance that the Company will be successful in its efforts.



3.   Detail of
     Certain
     Balance                                               December 31,
     Sheet                                    ----------------------------------
     Accounts                                          2001             2000
                                              ----------------------------------
         Receivables:
              Trade receivables               $         489,477  $      780,527
              Less allowance for doubtful
                accounts                                (15,000)        (75,000)
                                              ----------------------------------

                                              $         474,477  $      705,527
                                              ----------------------------------

         Inventories:
              Raw materials                   $         546,771  $      509,851
              Work-in-process                           115,876         300,428
              Finished goods                            243,022         167,785
              Reserve for obsolescence                 (350,000)       (350,000)
                                              ----------------------------------

                                              $         555,669  $      628,064
                                              ----------------------------------


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


4.   Equipment          Equipment  and  leasehold   improvements  consist of the
     and                following:
     Leasehold
     Improvements                                   December 31,
                                         -----------------------------------
                                               2001              2000
                                         -----------------------------------

       Equipment                         $       1,747,119 $      1,724,228
       Leasehold improvements                       96,538           96,538
                                         -----------------------------------

                                                 1,843,657        1,820,766

       Less accumulated depreciation
        and amortization                        (1,644,265)      (1,578,506)
                                         -----------------------------------

                                         $         199,392 $        242,260
                                         -----------------------------------


5.   Long-Term          Long-term debt consists of the following at December 31:
     Debt
                                                    2001          2000
                                                ----------------------------

       Convertible notes payable
       (see note 6)                             $     500,000 $     500,000

       Capital lease obligations
       (see note 7)                                    18,789        32,050
                                                ----------------------------

       Total long-term debt                           518,789       532,050
       Less current portion                           511,427        13,262
                                                ----------------------------

                                                $       7,362 $     518,788
                                                ----------------------------

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Long-Term          Future maturities of long-term debt are as follows:
     Debt
     Continued          Years Ending December 31:              Amount
                        -------------------------          ------------------

                                 2002                      $         511,427
                                 2003                                  6,253
                                 2004                                  1,109
                                                          ------------------

                                                          $         518,789
                                                          ------------------


6.   Convertible        On March 27,  2000,  the  Company  issued  an  unsecured
     Notes              convertible note payable to a director and a stockholder
     Payable            of  $250,000.  On May 18,  2000,  the Company  issued an
                        unsecured convertible note payable to an individual of $250,000. The notes are convertible at $5.00 per share, bear interest at 7%, and are due March 27, 2002 and May
                        18, 2002, respectively. The notes are convertible at any time until the due date. During the year ended December
                        31,  2000,  the Company  allocated  $87,500 and $75,000,
                        respectively, as a beneficial conversion feature related to the conversion price of $5.00 per share.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Capital            The   Company    leases    certain    equipment    under
     Leases             noncancellable capital leases. Assets held under capital
                        leases were included in equipment as follows:

                                                    December 31,
                                         -----------------------------------
                                                2001             2000
                                         -----------------------------------

       Office equipment                  $           56,609  $       56,609
       Accumulated amortization                     (15,096)         (9,435)
                                         -----------------------------------

                                         $           41,513  $       47,174
                                         -----------------------------------

                        Amortization expense on capital leases for the years ended December 31, 2001 and 2000 was $5,661 in each year.

                        Future payments under the capital leases are as follows:

                          Year
                          ----

                          2002                            $        12,876
                          2003                                      6,740
                          2004                                      1,125
                                                          ----------------

                         Total payments                            20,741
                         Less: amount of interest                  (1,952)
                                                          ----------------

                         Net capital lease principal               18,789
                         Less: current maturities                 (11,427)
                                                          ----------------

                         Total long-term                  $         7,362
                                                          ----------------
--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Income Taxes       The benefit  for income  taxes  differs  from the amount
                        computed at federal statutory rates as follows:

                                                     Years Ended
                                                     December 31,
                                          -----------------------------------
                                                2001             2000
                                          -----------------------------------

      Income tax benefit at statutory
        rates                             $         218,000  $       283,000
      Beneficial conversion feature                       -          (55,000)
      Other                                          (1,000)          20,000
      Change in valuation allowance                (217,000)        (248,000)
                                          -----------------------------------

                                          $               -  $             -
                                          -----------------------------------

                        Deferred  tax  assets   (liabilities)   consist  of  the
                        following:

                                                     December 31,
                                          -----------------------------------
                                                2001             2000
                                          -----------------------------------

      Net operating loss carryforwards     $     2,502,000  $      2,271,000
      General business and AMT credit
        carryforwards                              225,000           225,000
      Depreciation                                  (1,000)           (4,000)
      Inventory reserve                            119,000           119,000
      Warranty reserve                              48,000            48,000
      Bad debt reserve                               5,000            26,000
      Other                                          4,000                 -
                                          -----------------------------------

                                                 2,902,000         2,685,000

      Valuation allowance                       (2,902,000)       (2,685,000)
                                          -----------------------------------

                                           $             -  $              -
                                          -----------------------------------

                        The Company has net operating loss carryforwards for tax purposes of approximately $7,360,000 at December 31, 2001 available to offset future taxable income which begin to expire in 2004. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. A valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Commitments        Operating Leases
     and                The   Company's   administrative   offices  and  primary
     Contingencies      assembly  facilities  for its laser products are located
                        in a 32,300 square foot building in Salt Lake City, Utah. The Company leases the building pursuant to a lease agreement which terminates April 2009. The Company recognized annual rent expense of approximately $239,000 in 2001 and 2000.

                        Future  minimum   payments   under  the   noncancellable
                        operating lease are as follows:

                               Year                                 Amount
                               ----                            --------------

                               2002                            $      253,000
                               2003                                   257,000
                               2004                                   257,000
                               2005                                   272,000
                               2006                                   277,000
                               Thereafter                             644,000
                                                               --------------

                                                               $    1,960,000
                                                               --------------

                        Royalty Agreement
                        The Company is party to an agreement with another entity which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents. Total royalty expense was $34,302 and $31,127 in 2001 and 2000, respectively.

                        Employment Agreements
                        The Company has employment agreements with its President and Chief Executive Officer and with its Vice President which expire December 31, 2004. The agreements have a three year term with automatic renewals for additional terms of equal length unless terminated by either party. The agreements provide for base salaries, bonuses and certain other incentives. The agreements also provide for severance benefits at the time of termination unless termination is for cause, lack of performance, resignation, or by reason of death.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10.  Stock Options      The Company has a stock  incentive plan whereby  150,000
                        shares of the Company's  common stock have been reserved
                        for  issuance  to  its   employees.   The  stock  option
                        committee of the Company's Board of Directors has complete discretion to grant awards pursuant to the terms and provisions of the plan. The stock incentive plan expires January 1, 2009.

                        The Company also has a stock option plan for non-employee directors, whereby each outside director is granted options to purchase 2000 shares of the Company's stock at the end of each six months of service as a director. This plan expires in September 2007.

                        During the year ended December 31, 2001, the Company issued a combined total of 120,000 employee stock options to two officers of the Company, of which 30,000 vested immediately and the reminder vest based on the Company achieving certain performance criteria. During the year ended December 31, 2001, the Company recorded $182,400 of deferred compensation, of which $45,600 was recognized as compensation expense.

                        During the year ended December 31, 2001, the Company issued 100,000 stock options to an independent salesman. The options vest based on certain revenue levels being achieved. At December 31, 2001 these revenue levels had not been achieved, therefore, no options had vested. Subsequent to year end the independent salesman's employment was terminated. As a result these stock options have been forfeited.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10.  Stock Options      Information regarding stock options is summarized below:
     Continued
                                                   Number of    Option Price Per
                                                    Options          Share
                                                 -------------------------------

     Outstanding at January 1, 2000                   99,750   $    1.13 - 4.59
          Granted                                      8,000        6.00 - 6.06
          Exercised                                  (25,416)              2.90
          Expired                                     (2,500)              1.69
          Forfeited                                   (1,000)              1.69
                                                 -------------------------------

     Outstanding at December 31, 2000                 78,834   $    1.13 - 6.06
          Granted                                    248,000        0.10 - 3.63
          Exercised                                   (4,500)       1.30 - 2.40
          Expired                                    (17,500)       2.00 - 2.40
          Forfeited                                   (7,250)       3.73 - 4.59
                                                 -------------------------------

     Outstanding at December 31, 2001                297,584   $    0.10 - 6.06
                                                 ------------------------------


11.  Stock Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of Statement of Financial  Accounting  Standards  (SFAS)
                        No.123,   Accounting   for   Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized for employees in the financial statements, except for those options issued with an exercise price below the fair market value or the Company's Common Stock on the date the options were granted (see note 10). Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Years Ended
                                                     December 31,
                                          ------------------------------------
                                                2001              2000
                                          ------------------------------------

       Net loss - as reported             $       (641,712)  $      (808,158)
       Net loss - pro forma               $       (704,942)  $      (848,246)
       Loss per share - as reported       $           (.39)  $          (.50)
       Loss per share - pro forma         $           (.43)  $          (.52)
                                          ------------------------------------


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Stock Based        The fair value of each option  granted is  estimated  at
     Compensation       the date of grant using the Black-Scholes option pricing
     Continued          model with the following assumptions:

                                                      December 31,
                                          -------------------------------------
                                                2001               2000
                                          -------------------------------------

     Expected dividend yield               $            -0-   $            -0-
     Expected stock price volatility                116.09%            115.41%
     Risk-free interest rate                          4.00%              6.00%
     Expected life of options                  5 - 10 years       5 - 10 years
                                          -------------------------------------

                        The weighted average fair value of options granted during 2001 and 2000 is $2.26 and $5.01, respectively.

                        The following table summarizes information about stock options outstanding at December 31, 2001:

                            Options Outstanding             Options Exercisable
                   -------------------------------------------------------------
                                   Weighted
                                    Average
                      Number       Remaining   Weighted     Number      Weighted
      Range of      Outstanding   Contractual  Average    Exercisable    Average
   Exercise Prices      at           Life      Exercise        at       Exercise
                     12/31/01       (Years)      Price     12/31/01       Price
   -----------------------------------------------------------------------------

    $         0.10       220,000           5.0   $  0.10        30,000  $  0.10
      1.13 to 1.69        35,167           4.9      1.30        35,167     1.30
      2.00 to 2.40         2,000          1.42      2.02         2,000     2.02
      3.63 to 4.59        32,417           6.7      3.94        32,417     3.94
      6.00 to 6.06         8,000           3.7      6.03         8,000     6.03
   -----------------------------------------------------------------------------

    $ 0.10 to 6.06       297,584           5.1   $  0.83       107,584  $  2.12
   -----------------------------------------------------------------------------


12.  Retirement         American Laser adopted a 401(k)  retirement  savings and
     Plan               profit sharing plan. All full-time employees of American
                        Laser  who are at  least  21  years  of age  and  have a
                        minimum of three months of service with  American  Laser
                        are  eligible  to  participate.   The  plan  contains  a
                        matching  contribution  which  is  at  American  Laser's
                        discretion   and  is  limited  to  two  percent  of  the
                        applicable employee's salary. No matching contributions were made during 2001 and 2000.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Related Party      The Company has employment agreements with its President
     Transactions       and  Chief  Executive  Officer  and  Vice  President  as
                        described in note 9.

                        During the years ended December 31, 2001 and 2000 the Company recognized $410,179 and $678,245, respectively, of revenue from the sales of products to entities owned by a director and major shareholder of the Company. The Company also purchased product from these entities during the years ended December 31, 2001 and 2000 in the amount of $200,399 and $496,435, respectively. Receivables relating to sales to these entities total $270,330 and $269,643 at December 31, 2001 and 2000, respectively. The Company also had payables due of $439,955 and $447,948 at December 31, 2001 and 2000,
                        respectively.

                        At December 31, 2001 and 2000, the Company had a convertible note payable to a director and shareholder of $250,000 with interest at 7%, the interest and principle are due and payable on March 27, 2002 (see notes 5 and 6).


 14. Export Sales       Export sales to customers were as follows:
     and Major
     Customers                                     Years Ended
                                                   December 31,
                                         ----------------------------------
                                               2001             2000
                                         ----------------------------------

        England                          $      1,433,856  $     1,240,542
        Other European Countries                  531,987          799,565
        Other                                     293,220          265,938
                                         ----------------------------------

                                         $      2,259,063  $     2,306,045
                                         ----------------------------------


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


14.  Export Sales       Combined  domestic  and  foreign  sales  and  service of
     and Major          lasers to the Company's major customers are as follows:
     Customers
     Continued                                           Years Ended
                                                         December 31,
                                               ---------------------------------
                        Major customers               2001             2000
                        ---------------        ---------------------------------

                        Company A              $     1,863,621  $      1,590,790
                        Company B              $       410,179  $        678,245


15.  Fair Value of      None of the Company's financial instruments are held for
     Financial          trading  purposes.  The Company  estimates that the fair
     Instruments        value of all financial instruments at December 31, 2001,
                        does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.


16.  Recent             In  July  2001,   Statement  of   Financial   Accounting
     Accounting         Standards (SFAS) No. 141,  "Business  Combinations"  and
     Pronounce-         SFAS No. 142,  "Goodwill  and Other  Intangible  Assets"
     ments              were issued. SFAS 142 addresses financial accounting and
                        reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be apllied for fiscal years beginning after December
                        15, 2001. The Company will assess how the adoption of SFAS 141 will effect the recording of any future acquisitions.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


16.  Recent             The Financial Accounting Standards Board (FASB) recently
     Accounting         issued  FASB  Statement  No. 143,  Accounting  for Asset
     Pronounce-         Retirement   Obligations.   This   Statement   addresses
     Ments              financial   accounting  and  reporting  for  obligations
     Continued          associated  with the  retirement of tangible  long-lived
                        assets and the associated asset retirement  costs.  This
                        Statement  applies to all entities.  It applies to legal
                        obligations associated with the retirement of long-lived
                        assets that result from the  acquisition,  construction,
                        development   and  (or)  the  normal   operation   of  a
                        long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Management does not believe the adoption of Statement 143 will have a material effect on its financial statements.

                        The Financial Accounting Standards Board (FASB) recently issued FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of
                        Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of Statement 144 will have a material effect on its financial statement.



--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LASER CORPORATION


By:  /s/ B. Joyce Wickham                         Date    March 28, 2002
   ----------------------                              -----------------
     B. Joyce Wickham
     President & Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                       Date
      ---------                                       ----

/s/ B. Joyce Wickham                                March 28, 2002
-------------------------------------               --------------
B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                 March 28, 2002
-------------------------------------               --------------
Mark L. Ballard
Vice President and Director


/s/ Rod O. Julander                                 March 28, 2002
-------------------------------------               --------------
Rod O. Julander
Secretary and Director


/s/ Reinhardt Thyzel                                March 28, 2002
-------------------------------------               --------------
Reinhardt Thyzel
Director


/s/ Reo K. Larsen                                   March 28, 2002
-------------------------------------               --------------
Reo K. Larsen
Accounting Manager