Form 10QSB
period 2002-03-31
LASER CORP
filed 2002-05-15
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       or
  --- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number 0-13316

                                LASER CORPORATION
                                -----------------
        (Exact name of small business issuer as specified in its charter)

               Utah                                          87-0395567
               ----                                          ----------
     (State of Incorporation)                              (I.R.S. Employer
                                                         Identification No.)
        2417 South 3850 West
         Salt Lake City, UT                                     84120
        --------------------                                    -----
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

Common Stock, .05 Par Value -- 1,643,073 shares as of March 31, 2002

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2002 and December 31, 2001.

         Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001.

         Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001.

         Notes to Consolidated Financial Statements - March 31, 2002.

Item 2.  Management's Discussion and Analysis.



PART II. OTHER INFORMATION
--------------------------



SIGNATURES
----------

PART I. FINANCIAL INFORMATION
Item 1.
                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                March 31,         December 31,
ASSETS                                            2002                2001
------                                          ---------         ------------
                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                  $       2,685       $       26,837
  Receivables, net                                 616,992              474,477
  Inventories                                      377,874              555,669
  Other current assets                               4,024                3,529
                                             -------------       ---------------
        Total Current Assets                     1,001,575            1,060,512
                                             -------------       ---------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net        184,534              199,392
  Other assets                                      35,662               35,662
                                             -------------       ---------------

                                             $   1,221,771       $    1,295,566
                                             =============       ===============
LIABILITIES AND
---------------
STOCKHOLDERS' DEFICIT
---------------------

CURRENT LIABILITIES
  Accounts payable                           $   1,097,724       $    1,079,585
  Accrued expenses                                 264,796              296,513
  Accrued warranty expense                         145,000              140,000
  Current notes payable                            500,000              500,000
  Current portion capital leases                     9,279               11,427
                                             -------------       ---------------

         Total Current Liabilities               2,016,799            2,027,525
                                             -------------       ---------------

LONG-TERM DEBT                                       5,860                7,362
                                             -------------       ---------------

      Total Liabilities                      $   2,022,659       $    2,034,887
                                             -------------       ---------------


COMMITMENTS AND CONTINGENCIES                          ---                  ---
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, no par value,
   10,000,000 shares authorized;
   no shares issued                                    ---                  ---
  Common Stock, $.05 par value,
   40,000,000 shares authorized;
   1,643,073 and 1,631,357 shares
   issued, respectively                             82,154               81,568
  Additional paid-in capital                     2,168,350            2,148,936
  Deferred Compensation                           (136,800)            (136,800)
  Accumulated deficit                           (2,914,592)          (2,833,025)
                                             -------------       ---------------

       Total Stockholders' Deficit                (800,888)            (739,321)
                                             -------------       ---------------

                                             $   1,221,771       $     1,295,566
                                             =============       ===============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months ended
                                             -----------------------------------
                                                March 31,           March 31,
                                                  2002                2001
                                             -------------       ---------------

 REVENUES:
  Net sales                                  $     705,706       $      850,936
  Interest and other income                             38                  952
                                             -------------       ---------------

                                                   705,744              851,888

COSTS AND EXPENSES:
  Cost of products sold                            584,518              735,722
  Selling, general and administrative              169,178              226,505
  Research and development                          16,347               72,301
  Royalties                                          6,932               10,300
  Interest                                          10,336               16,593
                                             -------------       ---------------

                                                   787,311            1,061,421
                                             -------------       ---------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES           (81,567)            (209,533)

INCOME TAX BENEFIT (EXPENSE) - CURRENT                 ---                  ---
                                             -------------       ---------------

NET LOSS                                     $     (81,567)      $     (209,533)
                                             =============       ===============

NET LOSS PER SHARE                           $       ( .05)      $        ( .13)
                                             =============       ===============

 WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING - BASIC AND
   DILUTED                                       1,638,000            1,630,000
                                             =============       ===============





           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                  2002                2001
                                             -------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $     (81,567)      $     (209,533)

  Adjustments to reconcile net loss
    to net cash provided from (used in)
    operating activities:
      Depreciation and amortization                 14,858               16,055
      Provision for losses on accounts
        receivable                                   2,585                4,995
  (Increase) decrease in assets:
      Receivables                                 (145,100)             228,492
      Inventories                                  177,795             (149,663)
      Other assets                                    (495)              (5,811)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                            11,422              136,918
                                             -------------       ---------------
      Net Cash (Used in) Provided from
        Operating Activities                       (20,502)              21,453

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                  ---              (10,209)

CASH FLOWS FROM FINANCING ACTIVITIES -
  Payments on Capital Leases                        (3,650)              (3,097)
  Proceeds from Sale of Stock                          ---                5,000
                                             -------------       ---------------
     Net Cash (Used in) Provided from
       Financing Activities                         (3,650)               1,903

(DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                        (24,152)              13,147

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD           26,837               38,600
                                             -------------       ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $       2,685       $       51,747
                                             =============       ===============




           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

NOTE B - RECLASSIFICATIONS

         Certain 2001 financial statement amounts have been reclassified to conform to 2002 presentations.

NOTE C - WEIGHTED AVERAGE SHARES

         Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

         During the quarter ended March 31, 2002 the Company issued 11,716 shares of common stock to two board members in exchange for $20,000 of accrued director's fees.

         Actual cash paid for interest and income taxes are as follows:

                                                        Three Months
                                                        Ended March 31,
                                                 2002                  2001
                                             -------------       ---------------

        Interest                                     1,586                1,135
                                             -------------       ---------------

        Income Taxes                                   ---                 ----
                                             -------------       ---------------

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

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2002.

         Net sales for the three months ended March 31, 2002 were $705,706 as compared to $850,936 for the same period in 2001, a decrease of $145,230 or 17%. This decrease was primarily the result of the decreased sales of laser products and service sales which decreased from $665,909 in 2001 to $517,015 for the period ended March 31, 2002, a decrease of $148,894 or 22%. Medical product sales increased from $185,027 in 2001 to $188,691 for the period ending March 31, 2002.

         Cost of products sold for the three months ended March 31, 2002 were $584,518 as compared to $735,722 for the same period in 2001, a decrease of $151,204 or 21%, which was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 83% for the three months ended March 31, 2002 as compared to 86% for the same period in 2001. This percentage decrease in the cost of products sold was primarily the result of a decrease in labor and material costs.

         Selling, general, and administrative expenses for the three months ended March 31, 2002 were $169,178 as compared to $226,505 for the same period in 2001, a decrease of $57,327 or 25%. This decrease in selling, general, and administrative expenses was primarily the result of decreased marketing and sales activities associated with medical products.

         Research and development expenditures for the three months ended March 31, 2002 were $16,347 as compared to $72,301 for the same period in 2001, a decrease of $55,954 or 77%.

         Royalty expenses for the three months ended March 31, 2002 were $6,932 as compared to $10,300 for the same period in 2001, a decrease of $3,368 or 33%.

         Interest income and other revenue for the three months ended March 31, 2002 was $38 as compared to $952 for the same period in 2001, a decrease of $914 or 96%. Interest expenses for the three month period ended March 31, 2002 were $10,336 as compared to $16,593 of interest expense during the same period of 2001.

         The Company recognized a net loss for the three months ended March 31, 2002 of $81,567 or $.05 per share compared to a net loss of $209,533 or $.13 per share for the same period in 2001, an improvement of $127,966 or .08 per share. This decrease in net loss is primarily the result of decreased marketing and sales expenses.


LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2002, the Company had a deficit in working capital of $1,015,224 as compared to a deficit in working capital of $967,013 at December 31, 2001, an increase in working capital deficit of $48,211. This decrease in working capital was primarily the result of the Company's net loss for the three month period ended March 31, 2002.

         Cash equivalents at March 31, 2002 were $2,685 compared to $26,837 on December 31, 2001, a decrease of $24,152 or 90%. This decrease in cash equivalents was primarily a result of the Company's net loss for the three month period ended March 31, 2002. The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There is no assurance that the Company will be successful in its efforts.


PART II.  OTHER INFORMATION
          -----------------

      None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LASER CORPORATION


Date:   May 14, 2002                         /s/ B. Joyce Wickham
     ---------------                         -----------------------------------
                                             B. Joyce Wickham
                                             President, Chief Executive Officer
                                             and Director



Date:   May 14, 2002                         /s/ Mark L. Ballard
     ---------------                         -----------------------------------
                                             Mark L. Ballard
                                             Treasurer, Assistant Secretary
                                             and Director