Form 10QSB
period 2002-06-30
LASER CORP
filed 2002-08-14
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or
  ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission File Number 0-13316

                                LASER CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Utah                                                      87-0395567
--------------------------------------------------------------------------------
 (State of Incorporation)                                    (I.R.S. Employer
                                                             Identification No.)
   2417 South 3850 West
    Salt Lake City, UT                                              84120
--------------------------------------------------------------------------------
 (Address of principal                                           (Zip Code)
    executive office)
                                 (801) 972-1311
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

Common Stock, .05 Par Value -- 1,643,073 shares as of August 5, 2002

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - June 30, 2002 and December 31, 2001.

         Consolidated Statements of Operations - Three months ended June 30, 2002 and 2001; Six months ended June 30, 2002 and 2001.

         Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001.

         Notes to Consolidated Financial Statements - June 30, 2002.

Item 2.  Management's Discussion and Analysis.



PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders


SIGNATURES
----------

CERTIFICATION
-------------

PART I. FINANCIAL INFORMATION
Item 1.
                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           June 30,          December 31,
ASSETS                                                       2002               2001
------                                                  -------------      ---------------
                                                         (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $      39,116      $        26,837
  Receivables, net                                            672,266              474,477
  Inventories                                                 391,522              555,669
  Other current assets                                          7,056                3,529
                                                        -------------      ---------------
        Total Current Assets                                1,109,960            1,060,512
                                                        -------------      ---------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                   169,787              199,392
  Other assets                                                 35,662               35,662
                                                        -------------      ---------------
                                                        $   1,315,409      $     1,295,566
                                                        -------------      ---------------

LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------

CURRENT LIABILITIES
  Accounts payable                                      $   1,234,592      $     1,079,585
  Accrued expenses                                            289,925              296,513
  Accrued warranty expense                                    150,000              140,000
  Current notes payable                                       500,000              500,000
  Current portion capital leases                                8,645               11,427
                                                        -------------      ---------------

      Total Current Liabilities                             2,183,162            2,027,525
                                                        -------------      ---------------

LONG-TERM DEBT                                                  4,319                7,362
                                                        -------------      ---------------

      Total Liabilities                                 $   2,187,481      $     2,034,887
                                                        -------------      ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
   no shares issued or outstanding;                              ---                  ---
  Common Stock, $.05 par value, 40,000,000 shares
   authorized; 1,643,073 and 1,631,357 shares
   issued, respectively                                        82,154               81,568
  Additional paid-in capital                                2,168,350            2,148,936
  Deferred Compensation                                      (136,800)            (136,800)
  Accumulated deficit                                      (2,985,776)          (2,833,025)
                                                        -------------      ---------------

       Total Stockholders' Deficit                           (872,072)            (739,321)
                                                        -------------      ---------------

                                                        $   1,315,409      $     1,295,566
                                                        -------------      ---------------


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three months ended              Six months ended
                                     ----------------------------    --------------------------

                                        June 30,       June 30,        June 30,       June 30,
                                         2002            2001            2002           2001
                                     ------------     -----------    -----------    -----------
REVENUES:
  Net sales                          $    514,110     $   822,863    $ 1,219,816    $ 1,673,799
  Interest and other income                    55             233             93          1,185
                                     ------------     -----------    -----------    -----------
                                          514,165         823,096      1,219,909      1,674,984
                                     ------------     -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of products sold                   400,899         630,953        985,417      1,366,676
  Selling, general and
    administrative                        156,773         372,878        325,950        599,382
  Research and development                 12,105          49,442         28,452        121,742
  Royalties                                 6,104           7,325         13,037         17,625
  Interest                                  9,468           9,693         19,804         26,286
                                     ------------     -----------    -----------    -----------
                                          585,349       1,070,291      1,372,660      2,131,711
                                     ------------     -----------    -----------    -----------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                     (71,184)       (247,195)      (152,751)      (456,727)

INCOME TAX BENEFIT
   (EXPENSE) - CURRENT                       ---             ---            ---            ---
                                     ------------     -----------    -----------    -----------

NET LOSS                             $    (71,184)    $  (247,195)   $  (152,751)   $  (456,727)
                                     ------------     -----------    -----------    -----------

NET LOSS PER SHARE
  - Basic and Diluted                $       (.04)    $      (.15)   $      (.09)   $      (.28)
                                     ------------     -----------    -----------    -----------

  Average number of shares of
    Common Stock outstanding
      - Basic and Diluted               1,643,000       1,631,000      1,641,000      1,630,000
                                     ------------     -----------    -----------    -----------



           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                 2002                2001
                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                    $   (152,751)     $    (456.727)

  Adjustments to reconcile net loss
    to net cash provided from
    operating activities:
      Depreciation and amortization                                 29,605             31,964
      Provision for losses on accounts receivable                    4,977              9,329
      Stock compensation expense                                      ---              45,600
  (Increase) decrease in assets:
      Receivables                                                 (202,766)           341,534
      Inventories                                                  164,147           (159,021)
      Other assets                                                  (3,527)            16,501
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                                           178,419            172,409
                                                              ------------      -------------

      Net Cash Provided from Operating Activities                   18,104              1,589

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                 ---             (22,891)
                                                              ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Capital Leases                                        (5,825)            (6,376)
    Proceeds from Sale of Stock                                       ---               8,000
                                                              ------------      -------------

     Net Cash (used in) Provided from Financing Activities          (5,825)             1,624
                                                              ------------      -------------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                           12,279            (19,678)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                           26,837             38,600
                                                              ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $     39,116      $      18,922
                                                              ------------      -------------



           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2002


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

NOTE B - RECLASSIFICATIONS

         Certain 2001 financial statement amounts have been reclassified to conform to 2002 presentation.

NOTE C - WEIGHTED AVERAGE SHARES

         Loss per common share is computed using the weighted average number of common shares outstanding. Common equivalent shares consist of the Company's stock options and are considered to be antidilutive common stock equivalents, determined using the treasury stock method.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

         During the six months ended June 30, 2002, the Company issued 11,716 shares of common stock to two board members in exchange for $20,000 of accrued director's fees. During the six month period ended June 30, 2001 the Company issued 1,998 shares of common stock to two board members in exchange for $15,000 of accrued director's fees. The Company also issued Employee Stock Options and recorded $182,400 of deferred compensation of which $45,600 was recognized during the six months ended June 30, 2001.

     Actual cash paid for interest and income taxes are as follows:


                                                   Six Months
                                                  Ended June 30,
                                           2002                     2001
                                          ------                   ------

         Interest                          2,304                    2,078
                                          ------                   ------

         Income Taxes                      ---                       ---
                                          ------                   ------

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

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2002.

         Net sales for the three months ended June 30, 2002 were $514,110 as compared to $822,863 for the same period in 2001, a decrease of $308,753 or 38 %. This decrease was primarily the result of decreased sales of medical products which decreased to $35,764 for the period ending June 30, 2002 as compared to $244,918 for the same period in 2001. Laser product and service sales decreased for the same period from $577,945 in 2001 to $478,346 for the period ended June 30, 2002.

         Cost of products sold for the three months ended June 30, 2002 were $400,899 as compared to $630,953 for the same period in 2001, a decrease of $230,054 or 36 %, which was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 78 % for the three months ended June 30, 2002 as compared to 77% for the same period in 2001. This percentage increase in the cost of products sold was primarily the result of a slight increase in the labor costs percentage.

         Selling, general, and administrative expenses for the three months ended June 30, 2002 were $156,773 as compared to $372,878 for the same period in 2001, a decrease of $216,105 or 58%. This decrease in selling, general, and administrative expenses was the result of decreased marketing and sales activities associated with medical products.

         Research and development expenditures for the three months ended June 30, 2002 were $12,105 as compared to $49,442 for the same period in 2001, a decrease of $37,337 or 76%.

         Royalty expenses for the three months ended June 30, 2002 were $6,104 as compared to $7,325 for the same period in 2001.

         Interest income and other revenue for the three months ended June 30, 2002 was $55 as compared to $233 for the same period in 2001. Interest expenses for the three month period ended June 30, 2002 were $9,468 as compared to $9,693 of interest expense during the same period of 2001.

         The Company recognized a net loss for the three months ended June 30, 2002 of $71,184 or $.04 per share compared to a net loss of $247,195 or $.15 per share for the same period in 2001, an improvement of $176,011 or $.11 per share. This decrease in the net loss is primarily the result of decreased marketing and sales expenses.

Six months ended June 30, 2002.

         Net sales for the six months ended June 30, 2002 were $1,219,816 as compared to $1,673,799 for the same period in 2001, a decrease of $453,983 or 27%. This decrease was the result of decreased sales of medical products which decreased to $224,455 for the six month period ending June 30, 2002 as compared to $429,944 for the same period in 2001 and laser product and service sales decrease from $1,243,855 in 2001 to $995,361 for the six month period ended June 30, 2002.

         Cost of products sold for the six months ended June 30, 2002 were $985,417 as compared to $1,366,676 for the same period in 2001, a decrease of $381,259 or 28 %, which was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 81% for the six months ended June 30, 2002 as compared to 82% for the same period in 2001. This percentage decrease in the cost of products sold was primarily the result of a decrease in material costs percentages.

         Selling, general, and administrative expenses for the six months ended June 30, 2002 were $325,950 as compared to $599,382 for the same period in 2001, a decrease of $273,432 or 46%. This decrease in selling, general, and administrative expenses was primarily the result of decreased marketing and sales activities associated with medical products.

         Research and development expenditures for the six months ended June 30, 2002 were $28,452 as compared to $121,742 for the same period in 2001, a decrease of $93,290 or 77%

         Royalty expenses for the six months ended June 30, 2002 were $13,037 as compared to $17,625 for the same period in 2001, a decrease of $4,588 or 26%.

         Interest income and other revenue for the six months ended June 30, 2002 was $93 as compared to $1,185 for the same period in 2001, a decrease of $1,092 or 92%. Interest expenses for the six month period ended June 30, 2002 were $19,804 as compared to $26,286 of interest expense during the same period of 2001.

         The Company recognized a net loss for the six months ended June 30, 2002 of $152,751 or $.09 per share compared to a net loss of $456,727 or $.28 per share for the same period in 2001, an improvement of $303,976 or $.19 per share. This decrease in the net loss was primarily the result of decreased marketing and sales expenses.


LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2002, the Company had a deficit in working capital of $1,073,202 as compared to a deficit in working capital of $967,013 at December 31, 2001, an increase in working capital deficit of $106,189. This decrease in working capital was primarily the result of the Company's net loss for the six month period ended June 30, 2002.

         Cash equivalents at June 30, 2002 were $39,116 compared to $26,837 on December 31, 2001, an increase of $12,279 or 46%. This increase in cash equivalents was primarily a result of increased accounts payable and lower inventory levels which were partially offset by the Company's net loss for the six month's ended June 30, 2002. The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There is no assurance that the Company will be successful in its efforts.

PART II.  OTHER INFORMATION
          -----------------

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held May 15, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, the following matters were submitted to a vote of the Company's shareholder's:

            (1)   Election of four (4) directors
            (2) Approve the selection of Tanner & Co. As the certified public accounts for the fiscal year ending December 31, 2002



         The votes cast for or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, were as follows:


         PROPOSAL 1: Election of Directors:


                                                             Withheld
                                           For       Authority      Abstention
                                        ---------    ---------      ----------


              B. Joyce Wickham          1,396,029         25            650

              Rod O. Julander           1,396,029         25            650

              Mark L. Ballard           1,396,029         25            650

              Reinhardt Thyzel          1,396,029         25            650


         PROPOSAL 2: Approve the selection of Tanner & Co, as certified public accountants


                                                                  Broker's
                    For        Against        Abstain            Non-votes
                ---------      -------        -------            ---------
                1,396,204         0             500                 0

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                LASER CORPORATION


Date:   August 14, 2002                    /s/ B. Joyce Wickham
        ---------------                    ----------------------------------
                                           B. Joyce Wickham
                                           President, Chief Executive Officer
                                           and Director

Date:   August 14, 2002                    /s/ Mark L. Ballard
        ---------------                    ----------------------------------
                                           Mark L. Ballard
                                           Vice President, Treasurer,
                                           Assistant Secretary
                                           and Director

                                  CERTIFICATION


         In connection with the  accompanying  Form 10-QSB of Laser  Corporation
for  the  quarter  ended  June  30,  2002,  the  following   officers  of  Laser
Corporation, hereby certify that, to the best of their knowledge and belief:

         (1) such Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in such Form 10-QSB fairly presents, in all material respects, the financial condition and results of Laser Corporation and subsidiaries.


    By:         /s/ B. Joyce Wickham
                ----------------------------------
                B. Joyce Wickham
                President, Chief Executive Officer


    By:         /s/ Mark L. Ballard
                ----------------------------------
                Mark L. Ballard
                Vice President, Treasurer


    Date:        August 14, 2002