Form 10QSB
period 2002-09-30
LASER CORP
filed 2002-11-14
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       or
 ____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

                         Commission File Number 0-13316

                                LASER CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Utah                                              87-0395567
     ---------------------------------------         ---------------------------
       (State of Incorporation)                               (I.R.S. Employer
                                                            Identification No.)
        2417 South 3850 West
          Salt Lake City, UT                                     84120
     ---------------------------------------         ---------------------------
        (Address of principal                                  (Zip Code)
           executive office)
                                 (801) 972-1311
   ---------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
   ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.             Yes   X        No
                          -----         -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, .05 Par Value --   1,643,073  shares as of November 7, 2002

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - September 30, 2002 and December 31, 2001.

         Consolidated Statements of Operations - Three months ended September 30, 2002 and 2001; Nine months ended September 30, 2002 and 2001.

         Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001.

         Notes to Consolidated Financial Statements - September 30, 2002.

Item 2.  Management's Discussion and Analysis.

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

CERTIFICATIONS
--------------

EXHIBITS
--------

PART I. FINANCIAL INFORMATION
Item 1.
                       LASER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    September 30,        December 31,
ASSETS                                                  2002                2001
------                                               (Unaudited)
                                                    -------------       --------------
CURRENT ASSETS
  Cash and cash equivalents                         $       2,494       $       26,837
  Receivables, net                                        655,455              474,477
  Inventories                                             352,449              555,669
  Other current assets                                      7,056                3,529
                                                    -------------       --------------
        Total Current Assets                            1,017,454            1,060,512
                                                    -------------       --------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net               156,570              199,392
  Other assets                                             35,662               35,662
                                                    -------------       --------------
                                                    $   1,209,686       $    1,295,566
                                                    =============       ==============
LIABILITIES AND
---------------
STOCKHOLDERS' DEFICIT
---------------------

CURRENT LIABILITIES
  Accounts payable                                  $   1,210,001       $    1,079,585
  Accrued expenses                                        311,854              296,513
  Accrued warranty expense                                150,000              140,000
  Current notes payable                                   500,000              500,000
  Current portion of Capital leases                         8,823               11,427
                                                    -------------       --------------
      Total Current Liabilities                         2,180,678            2,027,525
                                                    -------------       --------------

LONG-TERM DEBT                                                  0                7,362
                                                    -------------       --------------
      Total Liabilities                             $   2,180,678       $    2,034,887
                                                    -------------       --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, 10,000,000 shares authorized;
   no shares issued or outstanding;                           ---                  ---
  Common Stock, $.05 par value, 40,000,000 shares
   authorized; 1,643,073 and 1,631,357 shares
   issued, respectively                                    82,154               81,568
  Additional paid-in capital                            2,168,350            2,148,936
  Deferred Compensation                                  (136,800)            (136,800)
  Retained deficit                                     (3,084,696)          (2,833,025)
                                                    -------------       --------------
       Total Stockholders' Deficit                       (970,992)            (739,321)
                                                    -------------       --------------
                                                    $   1,209,686       $    1,295,566
                                                    =============       ==============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three months ended                    Nine months ended
                                            ---------------------------          ---------------------------

                                          Sept. 30,            Sept. 30,         Sept. 30,         Sept. 30,
                                            2002                  2001             2002              2001
                                       ---------------       ------------    ---------------    --------------
REVENUES:
  Net sales                            $       515,384       $    669,539    $     1,735,200    $    2,343,338
  Interest and other income                         43                310                129             1,496
                                       ---------------       ------------    ---------------    --------------
                                               515,427            669,849          1,735,329         2,344,834

COSTS AND EXPENSES:
  Cost of products sold                        434,937            569,623          1,420,354         1,936,298
  Selling, general and
    administrative                             155,512            168,874            481,747           768,257
  Research and development                       7,365             44,829             35,526           166,571
  Royalties                                      7,517              8,305             20,553            25,931
  Interest                                       9,016              9,595             28,820            35,881
                                       ---------------       ------------    ---------------    --------------
                                               614,347            801,226          1,987,000         2,932,938
                                       ---------------       ------------    ---------------    --------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                          (98,920)          (131,377)          (251,671)         (588,104)

INCOME TAX BENEFIT
   (EXPENSE)                                       ---                ---                ---               ---
                                       ---------------       ------------    ---------------    --------------

NET LOSS                               $       (98,920)      $   (131,377)   $      (251,671)   $     (588,104)
                                       ===============       ============    ===============    ==============

NET LOSS PER SHARE
  - Basic and Diluted                  $          (.06)      $       (.08)   $          (.15)   $         (.36)
                                       ===============       ============    ===============    ==============

   Weighted average number of
    shares of Common Stock
    outstanding - Basic and Diluted          1,643,000          1,631,000          1,642,000         1,630,000
                                       ===============       ============    ===============    ==============

           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                       2002            2001
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $  (251,671)   $  (588,104)

  Adjustments to reconcile net loss
    to net cash provided from operating
    activities:
      Depreciation and amortization                      42,822         47,867
      Provision for losses on accounts receivable         7,269          3,000
      Stock compensation expense                              0         45,600
  (Increase) decrease in assets:
      Receivables                                      (188,247)       291,877
      Inventories                                       203,220       (148,152)
      Other assets                                       (3,527)         2,806
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                                175,757        365,359
                                                    -----------    -----------
      Net Cash Provided from (Used in)
       Operating Activities                             (14,377)        20,253

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         0        (22,891)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Capital Leases                             (9,966)        (9,752)
  Proceeds from Sale of Stock                                 0          8,000
                                                    -----------    -----------
     Net Cash Provided from (Used in)
      Financing Activities                               (9,966)        (1,752)
                                                    -----------    -----------

INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               (24,343)        (4,390)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                26,837         38,600
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $     2,494    $    34,210
                                                    ===========    ===========



           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                               September 30, 2002


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for interim financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

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

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

         During the nine month period ended September 30, 2002 the Company issued 11,716 shares of common stock to two board members in exchange for $20,000 of accrued director's fees for the year 2001. During the nine month period ended September 30, 2001 the Company issued 1,998 shares of common stock to two board members in exchange for $15,000 of accrued director's fees. In 2001, the Company also issued Employee Stock Options and recorded $182,400 of deferred compensation of which $45,600 was recognized during the nine months ended September 30, 2001.

         Actual cash paid for interest and income taxes are as follows:

                                                            Nine Months
                                                          Ended Sept. 30,
                                                        2002           2001
                                                    -----------    -----------

         Interest                                        2,570           2,923
                                                    -----------    -----------
         Income Taxes                                      ---             ---
                                                    -----------    -----------

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


RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 2002.

         Net sales for the three months ended September 30, 2002 were $515,384 as compared to $669,539 for the same period in 2001, a decrease of $154,155 or 23 %. This decrease was primarily the result of decreased sales of laser product and service sales which decreased from $580,131 for the period ending September 30, 2001 to $458,391 for the same period in 2002, a decrease of $121,740 or 21%. Medical products also decreased for the same period from $89,408 in 2001 to $56,993 for the period ended September 30, 2002, a decrease of $32,415 or 36%.

         Cost of products sold for the three months ended September 30, 2002 were $434,937 as compared to $569,623 for the same period in 2001, a decrease of $134,686 or 24%. This decrease was primarily the result of the decrease in sales. As a percentage of net sales, cost of products sold was 84% for the three months ended September 30, 2002 as compared to 85% for the same period in 2001.

         Selling, general, and administrative expenses for the three months ended September 30, 2002 were $155,512 as compared to $168,874 for the same period in 2001, a decrease of $13,362 or 8%. This decrease in selling, general, and administrative expenses was primarily the result of decreased marketing and sales activities associated with medical products.

         Research and development expenditures for the three months ended September 30, 2002 were $7,365 as compared to $44,829 for the same period in 2001, a decrease of $37,464 or 84%.

         Royalty expenses for the three months ended September 30, 2002 were $7,517 as compared to $8,305 for the same period in 2001.

         Interest income and other revenue for the three months ended September 30, 2002 was $43 as compared to $310 for the same period in 2001. Interest expenses for the three month period ended September 30, 2002 were $9,016 as compared to $9,595 during the same period of 2001. Interest expenses are primarily the result of the interest accrued on two convertible notes payable.

         The Company recognized a net loss for the three months ended September 30, 2002 of $98,920 or $.06 per share compared to a net loss of $131,377 or $.08 per share for the same period in 2001, an improvement of $32,457 or $. 02 per share. This decrease in the net loss is primarily the result of decreased marketing and sales expenses.


Nine months ended September 30, 2002.

         Net sales for the nine months ended September 30, 2002 were $1,735,200 as compared to $2,343,338 for the same period in 2001, a decrease of $608,138 or 26%. This decrease was the result of decreased sales of medical products which decreased from $519,352 for the nine month period ending September 30, 2001 to $281,448 for the same period in 2002, a decrease of $237,904 or 46% and laser product and service sales which decreased from $1,823,986 in 2001 to $1,453,752 for the nine month period ended September 30, 2002, a decrease of $370,234 or 20%.

         Cost of products sold for the nine months ended September 30, 2002 were $1,420,354 as compared to $1,936,298 for the same period in 2001, a decrease of $515,944 or 27%. This decrease was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 82% for the nine months ended September 30, 2002 and were 83 % for the same period in 2001.

         Selling, general, and administrative expenses for the nine months ended September 30, 2002 were $481,747 as compared to $768,257 for the same period in 2001, a decrease of $286,510 or 37%. This decrease in selling, general, and administrative expenses was primarily the result of decreased marketing and sales activities associated with medical products.

         Research and development expenditures for the nine months ended September 30, 2002 were $35,526 as compared to $166,571 for the same period in 2001, a decrease of $131,045 or 79%.

         Royalty expenses for the nine months ended September 30, 2002 were $20,553 as compared to $25,931 for the same period in 2001, a decrease of $5,378 or 21 %.

         Interest income and other revenue for the nine months ended September 30, 2002 was $129 as compared to $1,496 for the same period in 2001, a decrease of $1,367 or 91 %. Interest expenses for the nine month period ended September 30, 2002 were $28,820 as compared to $35,881 during the same period of 2001. Interest expenses are primarily the result of the interest accrued on two convertible notes payable.

         The Company recognized a net loss for the nine months ended September 30, 2002 of $251,671 or $.15 per share compared to a net loss of $588,104 or $.36 per share for the same period in 2001, an improvement of $336,433 or $.21 per share. This decrease in the net loss was primarily the result of decreased marketing and sales expenses.

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 2002, the Company had a deficit in working capital of $1,163,224 as compared to a deficit in working capital of $967,013 at December 31, 2001, a increase in working capital deficit of $196,212. This decrease in working capital was primarily the result of the Company's net loss for the nine month period ended September 30, 2002.

         Cash equivalents at September 30, 2002 were $2,494 compared to $26,837 on December 31, 2001, a decrease of $24,343 or 91 %. This decrease in cash equivalents was primarily a result of the Company's net loss for the nine month's ended September 30, 2002. The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There is no assurance that the Company will be successful in its efforts.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION
          -----------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         1.          Exhibits

                     Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                     Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         2.          Reports on Form 8-K.

                     No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              LASER CORPORATION

Date:   November 13, 2002                     /s/ B. Joyce Wickham
       -------------------------              ----------------------------------
                                              B. Joyce Wickham
                                              President, Chief Executive Officer
                                              and Director

Date:   November 13, 2002                     /s/ Mark L. Ballard
      -------------------------               ----------------------------------
                                              Mark L. Ballard
                                              Vice President, Treasurer,
                                              Assistant Secretary and Director

                  CERTIFICATION PURSUANT TO RULE 13A-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


         I, B. Joyce Wickham certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Laser Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the evaluation function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     November 13, 2002                        /s/ B. Joyce Wickham
     -----------------                        ----------------------------------
         (Date)                               B. Joyce Wickham
                                              President, Chief Executive Officer
                                              and Director

                  CERTIFICATION PURSUANT TO RULE 13A-14 OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


         I, Mark L. Ballard, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Laser Corporation,

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the evaluation function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     November 13, 2002                        /s/ Mark L. Ballard
     -----------------                        --------------------------------
             (Date)                           Mark L. Ballard
                                              Vice President, Treasurer,
                                              Assistant Secretary and Director