Form 10KSB
period 2002-12-31
LASER CORP
filed 2003-04-10
CIK 740726

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended                                      December 31, 2002
                         -------------------------------------------------------
Commission File No.                                                      0-13316
                   -------------------------------------------------------------
                                                               LASER CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Utah                                             87-0395567
--------------------------------                      --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

2417 South 3850 West, Salt Lake City, Utah                                 84120
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:   (801) 972-1311
                                                ------------------
Securities registered under Section 12(b) of the Exchange Act:

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.                Yes   X
                                                                   -------------
 No _________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year.                    $2,061,216

As of March 19, 2002, 1,643,073 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon closing price of $.70 per share of these shares on March 19, 2003) was approximately $662,665.

                      Documents Incorporated by Reference:

Proxy Statement for the 2003 Annual Meeting of Shareholders which Registrant intends to file pursuant to Regulation 14(A) by a date no later than 120 days after December 31, 2002. If such definitive Proxy Statement is not filed in that 120-day period, the information called for by Part III will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period (Part III of this report).

                                     PART I


ITEM 1. BUSINESS
----------------

         During 2002, Laser Corporation was engaged in the business of designing, manufacturing, marketing and servicing laser products through its wholly-owned subsidiary, American Laser Corporation and in the business of selling and marketing medical laser systems through its wholly-owned subsidiary, American Laser Medical, Inc.

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

         The Company's 2002 Annual Meeting of Stockholders was held on May 15, 2002. At that meeting, the proposed slate of Directors was elected.


     Medical Laser Systems and Laser Products
     ----------------------------------------

         The Company purchases for resale a range of medical laser systems and disposable products from affiliated and unaffiliated suppliers. The Company's ophthalmic medical laser systems include the Dodick Laser PhotoLysis System for use in cataract removal, for which the Company has exclusive distribution rights for certain markets, a photodisruptor system which is used to perform posterior capsulotomies and other microsurgeries and a photocoagulator system used in the treatment of diabetic retinopathy. Additionally, the Company offers a line of Dodick Laser PhotoLysis accessories and disposable products. A diode pumped solid state laser based cutaneous system is used in dermatology for removal of vascular and pigmented lesions. During 2002, the Company's medical product sales were primarily from the sale of the Dodick Laser PhotoLysis System and disposable products.

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

         Company procedures include performing quality tests on its laser products prior to their shipment. The Company's "Terms and Conditions of Sale" offer a standard product warranty against defects in materials and workmanship for a period of one year from the date of original shipment, although warranty terms, or the level of warranty coverage and the warranty period, are subject to negotiation. The Company's largest customer during 2002, company A, has modified warranty terms and warranty periods. At December 31, 2002, the reserve for anticipated warranty expenses for Company products which had been sold as of that date was $105,000, although no assurance can be given that this reserve will be adequate to cover the actual warranty expenses. The Company's medical laser systems are serviced and repaired either at their point of use, at the Company's Salt Lake City, Utah facility, or at the manufacturer's facility, when applicable. The Company's laser products are generally returned for service or repair to the Salt Lake City, Utah facility.


     Sales and Marketing
     -------------------

           Medical Laser Systems

         For the year ended December 31, 2002, medical sales accounted for 17% of the Company's sales as compared to 22% of 2001 sales. The Company has verbal agreements with A.R.C. Laser GmbH, Eckental Forth, Germany and A.R.C. Laser AG, Gommiswald, Switzerland, companies owned and controlled by Reinhardt Thyzel, a director and the majority shareholder of the Company and/or his family, under which the Company and A.R.C. Laser GmbH and A.R.C. Laser AG will offer for sale the products of the other. The Dodick Laser PhotoLysis System is owned by A.R.C. Laser AG, and the Company has exclusive distribution rights to sell the System and its associated products in the United States, Canada, and Mexico.

         During 2002, in addition to exhibiting its products at major conventions, the Company offered its medical products though independent sales agents and distributors. The Company terminated the majority of its independent sales agents and distributors as of December 31, 2002. In 2003 the Company signed a non-exclusive sales agent agreement with an unrelated medical company to sell certain of the Company's products in the United States.

         The Company during 2002 typically invoiced the retail purchaser of its medical laser systems on a 10% down, balance due on installation and in-service training, but such terms can vary. Payment on approved credit terms to distributors and others is generally net 30 days after date of invoice, but such terms can vary. Payment on approved credit terms to purchasers of Dodick Laser PhotoLysis accessories and disposable products is generally net 30 days after date of invoice, but such terms can vary. Collection of trade accounts receivable typically occurs within 30 to 45 days.


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

         For the year ended December 31, 2002, one company accounted for more than 10% of the Company's sales. This Company (Company A) accounted for 68% of the Company's sales. For the year ended December 31, 2001, two companies accounted for more than 10% of the Company's sales. Company A accounted for 60% and Company B accounted for 13% of the 2001 sales. The Company was informed by Company A that demand for the products of Company A incorporating the Company's laser products is down, that Company A has an excess of the Company's products in its inventories, and that Company A has commenced purchasing laser products from alternative suppliers. The level of purchases of the Company's laser products by Company A during 2003, if any, cannot now be determined but the Company believes it will be significantly less than in 2002.

         The Company's order backlog of medical systems and new laser product orders as of December 31, 2002 was approximately $178,000, as compared to approximately $442,000 on December 31, 2001.

         Foreign Sales
         -------------

         For the year 2002, the Company sold a majority of its products to customers in Europe and other foreign countries. The Company's two largest customers in 2002 were foreign. Foreign sales to these customers, accounted for approximately 56% and 9%, respectively, of the Company's sales during 2002. Total sales to all foreign customers accounted for approximately 77% of the Company's total sales. (See Note 14 to Consolidated Financial Statements for further discussion).


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

         The Company maintains a very limited inventory of laser components and medical components, subassemblies and systems. The Company generally produces or purchases its products in response to customer orders.

         The Company's raw material inventory at December 31, 2002 was $426,737, with an allowance of obsolete inventory of $346,782, work in process inventory was $97,405, and $93,538 in finished goods inventory. The allowance for obsolete inventory was established to cover estimated obsolescence in the raw materials associated with the laser products and medical laser products. The largest percent of the allowance for obsolete inventory is associated with the raw material inventory related to lasers used in non-medical commercial applications which has slow, and in some cases, no turnover. Due to the low inventory turnover, and high quantity of raw materials relative to the number of sales, an allowance was established to provide for the estimated obsolescence. Because the Company generally only assembles laser products for non-medical commercial use after a purchase order is received, an allowance for work-in-process and finished goods is not necessary.

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

         There can be no assurance that the Company's competitors, customers or others will not develop products or technologies which could render the products of the Company obsolete. If such products or technologies were successfully developed, continued sales of the existing products could rapidly diminish, in which case the Company's business, results of operations or ability to remain competitive could be adversely affected.

         Certain of the Company's current or future competitors have substantially greater financial, technical, manufacturing, marketing and other resources as well as a broader range of products than the Company. There can be no assurance that competition will not adversely affect the Company's business, results of operations, or ability to remain competitive could be adversely affected.


     Patents, Licenses and Trade Secrets
     -----------------------------------

         Although the Company owns certain domestic patents relating to laser technology, the Company believes that the ownership of patents is not essential to operations. However, the Company's future success may depend, in part, on its ability to operate and introduce new products without infringing on the rights of third parties.

         The Company entered into a license agreement in March 1989 with Patlex Corporation which requires the Company to pay royalties based on a percentage of net sales of laser products covered by certain patents.

         The Company believes, but can give no assurance,  that the suppliers of
the  products  it  purchases  are  adequately  and  appropriately   licensed  to
manufacture and sell such devices.

         In October 2001 the Company received notification from a non-affiliated party asserting that the Dodick Laser PhotoLysis was infringing on certain related patents. The Company forwarded such correspondence to the patent holders of the Dodick Laser PhotoLysis system. During May 2002 Company officials met with this party and since that time no further correspondence has been received. The Company believes, but can give no assurance that this will not affect the Company's distribution of the Dodick Laser PhotoLysis System.

     Government Regulation
     ----------------------

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

         The Company's medical laser systems, with applications in the fields of dermatology and ophthalmology, are regulated as medical devices by the FDA and the CDRH under the federal Food, Drug and Cosmetic Act. As such, these devices require premarket clearance by the FDA prior to domestic commercialization. The FDA classifies medical devices in commercial distribution into one of three classes: Class I, II or III. This classification is based on the control the FDA deems necessary to reasonably ensure the safety and effectiveness of medical devices. The Company's laser based medical products are classified as Class I and Class II devices. If a manufacturer of a medical device can establish that a proposed device is "substantially equivalent" to a legally marketed Class II medical device, the manufacturer may seek FDA premarket clearance for the device by filing a submission of a premarket notification to the CDRH, Office of Device Evaluation, in accordance with Section 510(k) of the federal Food, Drug, and Cosmetic Act.

         The Company submitted the required Section 510(k) premarket notifications to the FDA and the CDRH seeking classification of its argon gas, krypton gas and diode pumped solid state laser systems for ophthalmic and dermatological applications and received its 510(k) clearances to market these systems. On June 29, 2000, clearance to market the Dodick Laser PhotoLysis System in the United States was received from the FDA.

         The Company and its medical products are, or will be subject to continuing regulation by the FDA. The federal Food, Drug, and Cosmetic Act also requires the Company to manufacture its products in registered establishments and in accordance with the Quality System Requirements of the Current Good Manufacturing Practices (CGMP), 21 CFR 820 (Technical equivalent to the ISO 9001 & ISO/DIS 13485). The Company's facilities in the United States are subject to periodic inspections by the FDA.

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

         Although the Company believes that it currently complies with the applicable regulations, such regulations are always subject to change. Regulations, such as ISO 9001, require a more difficult and time consuming level of compliance and therefore the Company cannot assure that it will meet all these regulations in a timely manner. In addition there can be no assurance that future changes in law, regulations, review guidelines, administrative interpretations by the FDA, any international governing agency or other regulatory bodies will not adversely affect the Company.

     Product Development
     -------------------

         During 2002, the Company continued to maintain a narrowed engineering focus to that of the product needs of certain of its OEM laser products customers.

         The Company booked expenses of $42,938 in 2002 and $214,227 in 2001 on research and development activities.

     Insurance
     ---------

         During 2002, Company carried product liability insurance on its laser products and medical laser systems to a maximum of $4,000,000. Due to increased insurance premiums and the Company's precarious financial situation, the Company does not anticipate the continuation of its product liability insurance into 2003.

     Compliance with Environment Laws
     --------------------------------

         The costs and effects of compliance with environmental laws (federal, state, and local) to and on the Company have been minimal.


     Employees
     ---------

         On December 31, 2002, the Company had 13 full-time equivalent employees: one full time and one part-time in general and administrative services, seven full time and one part-time in manufacturing and support services, one in Engineering, and three in management and marketing.


ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         The Company's administrative offices and assembly facilities for its laser products are located in a building of approximately 32,300 square feet located in Salt Lake City, Utah. The Company has a ten year lease, commencing May 1, 1999, with an unrelated party. The annual base rent for this facility is $239,421.

         The Company believes that these facilities are currently more than adequate for its activities. Currently the Company has fallen behind schedule in the payment of its rental obligation. (See Note 9 to Consolidated Financial Statements for further discussion).


Item 3.  LEGAL PROCEEDINGS
--------------------------

         In May 2002, Leon Cohn, M.D. filed an action in Florida against the Company for breach of contract on a purchase agreement entered into for a Dodick Laser PhotoLysis System. Dr. Cohn is seeking to obtain a refund of the approximately $100,000 purchase price and return the system. The Company disputes the right of Dr. Cohn to return the System and obtain a refund. Discovery in this action was commenced and the Company filed an Answer on October 1, 2002 but since then the Plaintiff has done nothing to move the case forward.

         During 2002 two unrelated parties which entered into purchase agreements with the Company to buy Dodick Laser PhotoLysis Systems claimed a right to terminate their purchase agreements. To resolve the dispute, the Company agreed to accept return of the systems and to repay the purchase price in monthly payments. The Company has been unable to make the monthly payment obligations. These parties have threatened to commence legal action, but to our knowledge have not yet done so.

         The Company is involved in certain additional legal actions which it considers generally routine to its business activities or which involved claims which, if decided adversely to the Company, would not materially affect the consolidated financial statement of the Company.


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

                                      High              Low
                                      ----              ---

    2002   First quarter           $  1.20            $  .80
    ----
           Second quarter             1.08               .70
           Third quarter              1.01               .74
           Fourth quarter             1.03               .67


    2001   First quarter           $  6.94            $ 3.25
    ----
           Second quarter             4.25              1.62
           Third quarter              3.50              1.01
           Fourth quarter             1.30               .77


         As of December 31, 2002 there were approximately 425 beneficial holders of the Company's Common Stock.

         The Company did not pay cash dividends on its common stock in 2002 and it does not anticipate paying any cash dividends thereon in the foreseeable future.


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


     Results of Operations
     ---------------------

         Net sales for the year ended December 31, 2002, were $2,061,050 as compared to $3,109,976 for the same period in 2001, a decrease of $1,048,926 or 34%. This decrease was the result of decreased laser product and service sales which decreased from $2,421,984 for the year ended December 31, 2001 to $1,719,114 for the same period in 2002, a decrease of $702,870 or 29% and decreased sales medical products which decreased from $687,992 during 2001 to $341,936 for the period ended December 31, 2002, a decrease of $346,056 or 50%

         Cost of products sold for the year ended December 31, 2002 was $1,777,243 as compared to $2,476,266 for the same period in 2001, a decrease of $699,023 or 28%. This decrease was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 86% for the year ended December 31, 2002 as compared to 80% for the same period in 2001.

         Selling, general, and administrative expenses for the year ended December 31, 2002 were $601,126 as compared to $982,792 for the same period in 2001, a decrease of $381,666 or 39%. This decrease was primarily a result of decreased marketing and sales activities associated with medical products.

         Research and development expenditures for the year ended December 31, 2002 were $42,938, as compared to $214,227 for the same period in 2001, a decrease of $171,289 or 80%. This decrease was primarily a result of the Company narrowing its product development focus to the product needs of certain of its OEM laser products customers.

         Royalty expenses for the year ended December 31, 2002 were $22,928 as compared to $34,302 for the same period in 2001, a decrease of $11,374 or 33%.

         Interest income and other revenue for the year ended December 31, 2002 was $166 as compared to $1,660 for the same period in 2001, a decrease of $1,494 or 90%.

         Interest expenses for the period ending December 31, 2002 were $37,726 as compared to $45,761 for the same period ending December 31, 2001, a decrease of $8,035 or 18%. Interest expenses are primarily the result of the interest accrued on the two convertible notes payable. (See Note 6 to Consolidated Financial Statements for further discussion).

         The Company recognized a net loss for the year ended December 31, 2002 of $420,745 or $.26 per share as compared to a net loss of $641,712 or $.39 per share for the same period in 2001, a decrease in net loss of $220,967 or $.13 per share. This decrease in the net loss was primarily the result of decreased marketing and sales expenses.

         On December 31, 2002 the Company had net operating loss carryforwards for tax purposes of approximately $7,841,000 available to offset future taxable income. The loss carryforwards will begin to expire in the year 2004.

     Liquidity and Capital Resources
     -------------------------------

         On December 31, 2002, the Company had a deficit in working capital of $1,069,427 as compared to a deficit in working capital of $967,013 at December 31, 2001, an increase in deficit of $102,414. This decrease in working capital was primarily the result of the Company's net loss for the year ending December 31, 2002.

         Cash equivalents at December 31, 2002 were $14,592 as compared to $26,837 on December 31, 2001, a decrease of $12,245, or 46%. This decrease in cash equivalents was primarily the result of the Company's net loss from operations for the year 2002.

         The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There is no assurance that the Company will be successful in its efforts.

         Due to a lack of orders for the Company's laser products and the resulting lack of income and cash flow, on April 7, 2003, the Company suspended the operations of its subsidiary, American Laser Corporation. The employees of American Laser Corporation were all suspended but are subject to call back if the situation improves. The Company believes that its remaining administrative or ARC employees can fill certain orders from inventory and it is aggressively trying to collect all accounts receivable to pay its accounts payable. The management of the Company will review and analyze the situation and determine a course of action over the next few weeks.


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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2002, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2002, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2002, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement which involves the election of Directors to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2002, the end of the year covered by this Form 10-KSB. If such definitive Proxy Statement is not filed with the Securities and Exchange Commission within the 120-day period, the information called for by this Item will be filed as an amendment to this Form 10-KSB under cover of Form 8 not later than the end of the 120-day period.

ITEM 13.  CONTROLS AND PROCEDURES
---------------------------------

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

                                     PART IV


ITEM 14.  EXHIBITS, AND REPORTS ON FORM 8-K
-------------------------------------------

      (a)   Financial Statements and Schedules

                Independent auditors' report of Tanner & Co. for the years ended December 31, 2002 and 2001.

                Consolidated balance sheet as of December 31, 2002 and 2001.

                Consolidated   statement  of  operations  for  the  years  ended
                December 31, 2002 and 2001.

                Consolidated statement of stockholders' deficit for the years ended December 31, 2002 and 2001.

                Consolidated statement of cash flows for the years ended December 31, 2002 and 2001.

                Consolidated notes to financial statements

         Statements are omitted for the reason that they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

      (b)   Reports on Form 8-k.   Not applicable

      (c)   Exhibits

               3 (i)  -  *Articles of Incorporation, as amended

                (ii)  -  *Bylaws with amendments

               4 (a)  -  *Specimen Stock Certificate

                 (b)  -  *Convertible Promissory Note, payable to
                         Reinhardt Thyzel, by the Company

                 (c)  -  *Convertible Promissory Note, payable to
                         Dr. Jack Dodick, by the Company

              10 (a)  -  *Lease Agreement between NP#2, LLC and Registrant

                 (b)  -  *Stock Purchase Agreement dated as of August 5, 1998 between Reinhardt Thyzel and Registrant.

                 (c)  -  *Incentive Stock Option Plan

                 (d)  -  *Non-Statutory Stock Option Plan

                 (e)  -  *1999 Stock Incentive Plan

              21      -  Statement re:  Subsidiaries of the Registrant

            99.1      -  Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

            99.2      -  Certification pursuant to 18 U.S.C. Section 1350 as
                         adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

------------------

*  Previously filed and incorporated herein by reference

LASER CORPORATION
Financial Statements
December 31, 2002 and 2001

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


Notes to consolidated financial statements                                 F-8



--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Laser Corporation


We have audited the accompanying consolidated balance sheet of Laser Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company incurred operating losses and has been unable to generate substantial cash flows from operations for the years ended December 31, 2002 and 2001. In addition, the Company has a deficit in equity and working capital as of December 31, 2002 and 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Salt Lake City, Utah
February 27, 2003 except notes 2
and 17 which are dated April 7, 2003

                                                    LASER CORPORATION AND SUBSIDIARIES
                                                            Consolidated Balance Sheet

                                                                          December 31,
--------------------------------------------------------------------------------------


        Assets                                              2002              2001
        ------                                        --------------------------------
Current assets:
  Cash and cash equivalents                           $         14,592   $      26,837
  Receivables, net                                             462,835         474,477
  Inventories                                                  270,898         555,669
  Other current assets                                           5,754           3,529
                                                      --------------------------------

        Total current assets                                   754,079       1,060,512

Equipment and leasehold improvements, net                      144,809         199,392
Other assets                                                    35,662          35,662
                                                      --------------------------------

                                                      $        934,550   $   1,295,566
                                                      --------------------------------

--------------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit
        -------------------------------------

Current liabilities:
  Accounts payable                                    $      1,198,928   $   1,079,585
  Accrued expenses                                             262,835         296,513
  Accrued warranty expense                                     105,000         140,000
  Current portion of long-term debt                            256,743         511,427
                                                      --------------------------------

        Total current liabilities                            1,823,506       2,027,525

Long-term debt                                                 251,110           7,362
                                                      --------------------------------

        Total liabilities                                    2,074,616       2,034,887
                                                      --------------------------------

Commitments and contingencies                                        -               -

Stockholders' deficit:
  Preferred stock, no par value, 10,000,000 shares
    authorized; no shares issued                                     -               -
  Common stock, $.05 par value, 40,000,000 shares
    authorized; 1,643,073 and 1,631,357
    issued and outstanding, respectively                        82,154          81,568
  Additional paid-in capital                                 2,168,350       2,148,936
  Deferred compensation                                       (136,800)       (136,800)
  Accumulated deficit                                       (3,253,770)     (2,833,025)
                                                      --------------------------------

        Total stockholders' deficit:                        (1,140,066)       (739,321)
                                                      --------------------------------

                                                      $        934,550   $   1,295,566
                                                      --------------------------------


--------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                       F-3


                                                    LASER CORPORATION AND SUBSIDIARIES
                                                  Consolidated Statement of Operations

                                                              Years Ended December 31,
--------------------------------------------------------------------------------------

                                                           2002             2001
                                                      --------------------------------
Revenues:
  Net sales                                           $      2,061,050   $   3,109,976
  Interest and other income                                        166           1,660
                                                      --------------------------------

                                                             2,061,216       3,111,636

Cost and expenses:
  Cost of products sold                                      1,777,243       2,476,266
  Selling, general and administrative                          601,126         982,792
  Research and development                                      42,938         214,227
  Royalties                                                     22,928          34,302
  Interest                                                      37,726          45,761
                                                      --------------------------------

        Total operating expenses                             2,481,961       3,753,348
                                                      --------------------------------

Loss before income taxes                                      (420,745)       (641,712)

Income tax benefit                                                   -               -
                                                      --------------------------------

Net loss                                              $       (420,745)  $    (641,712)
                                                      --------------------------------

Loss per share - basic and diluted                    $          (0.26)  $       (0.39)
                                                      --------------------------------

Weighted average shares - basic and diluted                  1,642,000       1,630,000
                                                      --------------------------------



--------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                       F-4


                                                                                             LASER CORPORATION AND SUBSIDIARIES
                                                                                Consolidated Statement of Shockholders' Deficit

                                                                                         Years Ended December 31, 2002 and 2001
-------------------------------------------------------------------------------------------------------------------------------



                                                   Common Stock            Additional      Deffered
                                            ---------------------------     Paid-in        Compen-     Accumulated
                                                 Shares        Amount       Capital         sation       Deficit       Total
                                            -----------------------------------------------------------------------------------

Balance, January 1, 2001                         1,624,859    $  81,243   $  1,943,861    $        -  $ (2,191,313) $  (166,209)

Exercise of stock options                            4,500          225          7,775             -             -        8,000

Issuance of common stock as payment
  of accrued expenses                                1,998          100         14,900             -             -       15,000

Issuance of employee stock options                       -            -        182,400      (136,800)            -       45,600

Net loss                                                 -            -              -             -      (641,712)    (641,712)
                                            -----------------------------------------------------------------------------------

Balance, December 31, 2001                       1,631,357       81,568      2,148,936      (136,800)   (2,833,025)    (739,321)

Issuance of common stock as payment                 11,716          586         19,414                                   20,000
  of accrued expenses

Net loss                                                                                                  (420,745)    (420,745)
                                            -----------------------------------------------------------------------------------

Balance, December 31, 2002                       1,643,073    $  82,154   $  2,168,350    $ (136,800) $ (3,253,770) $(1,140,066)
                                            -----------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                F-5


                                                    LASER CORPORATION AND SUBSIDIARIES
                                                  Consolidated Statement of Cash Flows

                                                              Years Ended December 31,
--------------------------------------------------------------------------------------

                                                            2002           2001
                                                      --------------------------------
Cash flows from operating activities:
  Net loss                                            $       (420,745)  $    (641,712)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                 54,583          65,759
  Provision for losses on accounts receivable                    8,596         (60,000)
  Deferred compensation                                              -          45,600
  (Increase) decrease in:
    Receivables                                                  3,046         291,050
    Inventories                                                284,771          72,395
    Other assets                                                (2,225)         39,146
  Increase (decrease) in:
    Accounts payable and accrued expenses                      105,665         204,151
    Accrued warranty expense                                   (35,000)              -
                                                      --------------------------------

        Net cash (used in) provided by
        operating activities                                    (1,309)         16,389
                                                      --------------------------------

Cash flows from investing activities:
  Purchase of property and equipment                                 -         (22,891)
                                                      --------------------------------

        Net cash used in investing activities                        -         (22,891)
                                                      -------------------------------

Cash flows from financing activities:
  Payments on capital leases                                   (10,936)        (13,261)
  Proceeds from issuance of common stock
    upon exercise of stock options                                   -           8,000
                                                      --------------------------------

        Net cash used in financing activities                  (10,936)         (5,261)
                                                      --------------------------------

Net decrease in cash and cash equivalents                      (12,245)        (11,763)

Cash and cash equivalents at beginning of year                  26,837          38,600
                                                      --------------------------------

Cash and cash equivalents at end of year              $         14,592   $      26,837
                                                      --------------------------------


--------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                       F-6

                                              LASER CORPORATION AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows
                                                                       Continued

--------------------------------------------------------------------------------


Supplemental disclosure of noncash transactions:

2002
----

During the year ended December 31, 2002, the Company paid $20,000 of accrued directors fees through the issuance of stock.

2001
----

During the year ended December 31, 2001, the Company paid $15,000 of accrued directors fees through the issuance of stock.

During the year ended December 31, 2001, the Company issued employee stock options and recorded $182,400 of deferred compensation, of which $45,600 was recognized as compensation expense.



Supplemental disclosures of cash flow information:

                                                  Years Ended
                                                 December 31,
                                      ------------------------------------
                                            2002              2001
                                      ------------------------------------

         Interest paid                $           2,177   $         4,053
                                      ------------------------------------

         Income taxes paid            $               -   $             -
                                      ------------------------------------



--------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                 F-7

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

                        Equipment and Leasehold Improvements
                        Equipment and leasehold improvements are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization on equipment and leasehold improvements is determined using the straight-line and declining balance methods over the estimated useful lives of the assets or terms of the associated lease of three to ten years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on dispositions of equipment and leasehold improvements are reflected in operations.

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


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Loss Per Common Share
     and Summary        The  computation of basic loss per common share is based
     of Significant     on the  weighted  average  number of shares  outstanding
     Accounting         during each year.
     Policies
     Continued          The computation of diluted  earnings per common share is
                        based  on  the   weighted   average   number  of  shares
                        outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 188,000 and 297,584 shares of common stock at prices ranging from $.10 to $6.06 per share were outstanding at December 31, 2002 and 2001, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

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

                        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Stock Compensation
     and Summary        At December  31, 2002,  the Company has two  stock-based
     of Significant     employee  compensation  plans which are  described  more
     Accounting         fully in Note 10. The Company  accounts  for those plans
     Policies           under the recognition and measurement  principles of APB
     Continued          Opinion  No.  25,   Accounting   for  Stock   Issued  to
                        Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.


                                                      Years Ended December 31,
                                                    ----------------------------
                                                         2002           2001
                                                    ----------------------------

 Net loss, as reported                              $   (420,745)  $   (641,712)
 Deduct:
   Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                                    (5,010)       (63,230)
                                                    ----------------------------

 Pro forma net loss                                 $   (425,755)  $   (704,942)
                                                    ----------------------------

 Earnings per share:
   Basic and diluted - as reported                  $       (.26)  $       (.39)
                                                    ----------------------------

   Basic and diluted - pro forma                    $       (.26)  $       (.43)
                                                    ----------------------------


                        Revenue Recognition
                        The Company recognizes revenue when evidence exists that an arrangement exists between the Company and its customers, delivery of the Company's product has occurred, the Company's selling price to its customers is fixed, and collectibility is reasonably assured.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


1.   Organization       Use  of  Estimates  in  the   Preparation  of  Financial
     and Summary        Statements
     of Significant     The  preparation  of financial  statements in conformity
     Accounting         with  accounting  principles  generally  accepted in the
     Policies           United  States of America  requires  management  to make
     Continued          estimates  and  assumptions  that  affect  the  reported
                        amounts  of assets and  liabilities  and  disclosure  of
                        contingent  assets  and  liabilities  at the date of the
                        financial   statements  and  the  reported   amounts  of
                        revenues  and  expenses  during  the  reporting  period.
                        Actual results could differ from those estimates.

                        Reclassifications
                        Certain reclassifications have been made to the 2001 financial statements in order to conform them to the classifications used for the current year.

2.   Going              The accompanying  consolidated financial statements have
     Concern            been   prepared  on  a  going   concern   basis,   which
                        contemplates   the   realization   of  assets   and  the
                        satisfaction  of  liabilities  in the  normal  course of
                        business.  The Company has incurred  substantial  losses
                        from  operations  during the past several  years and has
                        been  unable to  generate  significant  cash  flows from
                        operations.  As of  December  31,  2002  and  2001,  the
                        Company  has a deficit in  stockholders'  equity,  and a
                        deficit in working capital.  Due to a lack of orders for
                        the Company's  laser  products and the resulting lack of
                        income and cash  flow,  on April 7,  2003,  the  Company
                        suspended  the  operations of its  subsidiary,  American
                        Laser  Corporation.  The  employees  of  American  Laser
                        Corporation  were all  suspended but are subject to call
                        back if the situation  improves.  These conditions raise
                        substantial   doubt  about  the  Company's   ability  to
                        continue as a going concern for a reasonable period of time.

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

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------



3.   Detail of
     Certain
     Balance
     Sheet
     Accounts                                             December 31,
                                              ----------------------------------
                                                      2002             2001
                                              ----------------------------------

    Receivables:
             Trade receivables                $         486,431   $     489,477
             Less allowance for doubtful
               accounts                                 (23,596)        (15,000)
                                              ----------------------------------

                                              $         462,835   $     474,477
                                              ----------------------------------

    Inventories:
             Raw materials                    $         426,737   $     546,771
             Work-in-process                             97,405         115,876
             Finished goods                              93,538         243,022
             Reserve for obsolescence                  (346,782)       (350,000)
                                              ----------------------------------

                                              $         270,898   $     555,669
                                              ----------------------------------


4.   Equipment          Equipment  and  leasehold  improvements  consist  of the
     and                following:
     Leasehold
     Improvements                                          December 31,
                                              ----------------------------------
                                                     2002              2001
                                              ----------------------------------

    Equipment                                 $       1,200,810   $   1,747,119
    Leasehold improvements                               96,538          96,538
                                              ----------------------------------

                                                      1,297,348       1,843,657

    Less accumulated depreciation
      and amortization                               (1,152,539)     (1,644,265)
                                              ----------------------------------

                                              $         144,809   $     199,392
                                              ----------------------------------


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


5.   Long-Term          Long-term debt consists of the following at December 31:
     Debt

                                                     2002            2001
                                              ----------------------------------

Convertible notes payable
  (see note 6)                                $         500,000   $     500,000

Capital lease obligations
  (see note 7)                                            7,853          18,789
                                              ----------------------------------

Total long-term debt                                    507,853         518,789
Less current portion                                    256,743         511,427
                                              ----------------------------------

                                              $         251,110   $       7,362
                                              ----------------------------------

                        Future maturities of long-term debt are as follows:



                         Years Ending December 31:                    Amount
                         -------------------------                -------------

                                 2003                             $     256,743
                                 2004                                   251,110
                                                                  -------------

                                                                  $     507,853
                                                                  -------------


6.   Convertible        On March 27,  2000,  the  Company  issued  an  unsecured
     Notes              convertible note payable to a director and a stockholder
     Payable            of  $250,000.  On May 18,  2000,  the Company  issued an
                        unsecured convertible note payable to an individual of $250,000. The notes are convertible at $5.00 per share, bear interest at 7%, and are due March 27, 2004 and May
                        18, 2003, respectively. The notes are convertible at any time until the due date.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


7.   Capital            The   Company    leases    certain    equipment    under
     Leases             noncancellable capital leases. Assets held under capital
                        leases were included in equipment as follows:


                                                       December 31,
                                              ----------------------------------
                                                   2002              2001
                                              ----------------------------------

                Office equipment              $          56,609   $      56,609
                Accumulated amortization                (20,757)        (15,096)
                                              ----------------------------------

                                              $          35,852   $      41,513
                                              ----------------------------------

                        Amortization expense on capital leases for the years ended December 31, 2002 and 2001 was $5,661 in each year.

                        Future payments under the capital leases are as follows:

                         Year
                         ----

                        2003                                      $       7,301
                        2004                                              1,124
                                                                  --------------

                Total payments                                            8,425
                Less: amount of interest                                   (572)
                                                                  --------------

                Net capital lease principal                               7,853
                Less: current maturities                                 (6,743)
                                                                  --------------

                                    Total long-term               $       1,110
                                                                  --------------

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


8.   Income Taxes       The benefit  for income  taxes  differs  from the amount
                        computed at federal statutory rates as follows:

                                                         Years Ended
                                                         December 31,
                                              ----------------------------------
                                                     2002             2001
                                              ----------------------------------

             Income tax benefit at statutory
               rates                          $         143,000   $     218,000
             Other                                       17,000          (1,000)
             Change in valuation allowance             (160,000)       (217,000)
                                              ----------------------------------

                                              $               -   $           -
                                              ----------------------------------

                        Deferred  tax  assets   (liabilities)   consist  of  the
                        following:

                                                          December 31,
                                              ----------------------------------
                                                     2002             2001
                                              ----------------------------------

             Net operating loss carryforwards $       2,665,000   $   2,502,000
             General business and AMT credit
               carryforwards                            226,000         225,000
             Depreciation                                 6,000          (1,000)
             Inventory reserve                          118,000         119,000
             Warranty reserve                            36,000          48,000
             Bad debt reserve                             8,000           5,000
             Other                                        3,000           4,000
                                              ----------------------------------

                                                      3,062,000       2,902,000

             Valuation allowance                     (3,062,000)     (2,902,000)
                                              ----------------------------------

                                              $               -   $           -
                                              ----------------------------------

                        The Company has net operating loss carryforwards for tax purposes of approximately $7,841,000 at December 31, 2002 available to offset future taxable income which begin to expire in 2004. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. A valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Commitments        Operating Leases
     and                The   Company's   administrative   offices  and  primary
     Contingencies      assembly  facilities  for its laser products are located
                        in a 32,300 square foot building in Salt Lake City, Utah. The Company leases the building pursuant to a lease agreement which terminates April 2009. The Company recognized annual rent expense of approximately $251,000 and $239,000 in 2002 and 2001, respectively.

                        Future  minimum   payments   under  the   noncancellable
                        operating lease are as follows:

                               Year                      Amount
                               ----                -------------------

                               2003                 $         257,000
                               2004                           257,000
                               2005                           272,000
                               2006                           277,000
                               2007                           277,000
                               Thereafter                     367,000
                                                   -------------------

                                                    $       1,707,000
                                                   -------------------

                        The Company has fallen behind schedule in the payment of this rental obligation. The total amount owed for back rent and estimated penalties is approximately $206,000 at December 31, 2002. This amount is included in accounts payable. Remedies available to the land lord include the eviction of the Company from the space, assessment of interest on past due balances, and billings for rent due under the original terms of the rental agreement that is unable to be collected from other parties.

                        Royalty Agreement
                        The Company is party to an agreement with another entity which requires the Company to pay royalties based on a percentage of net sales of products covered by certain patents. Total royalty expense was $22,928 and $34,302 in 2002 and 2001, respectively.


--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


9.   Commitments        Employment Agreements
     and                The Company has employment agreements with its President
     Contingencies      and Chief Executive  Officer and with its Vice President
     Continued          which expire  December 31, 2004. The  agreements  have a
                        three year term with  automatic  renewals for additional
                        terms of equal length unless terminated by either party.
                        The agreements  provide for base  salaries,  bonuses and
                        certain other  incentives.  The agreements  also provide
                        for severance benefits at the time of termination unless
                        termination   is  for   cause,   lack  of   performance,
                        resignation, or by reason of death.


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

                        During the year ended December 31, 2001, the Company issued 100,000 stock options to an independent salesman. The options vest based on certain revenue levels being achieved. At December 31, 2001 these revenue levels had not been achieved, therefore, no options had vested. Subsequent to the year ended December 31, 2002, the independent salesman's employment was terminated. As a result these stock options have been forfeited.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


10.  Stock Options      Information regarding stock options is summarized below:
     Continued

                                                 Number of     Option Price Per
                                                  Options           Share
                                            ----------------------------------

Outstanding at January 1, 2001                      78,834  $     1.13 - 6.06
         Granted                                   248,000        0.10 - 3.63
         Exercised                                  (4,500)       1.30 - 2.40
         Expired                                   (17,500)       2.00 - 2.40
         Forfeited                                  (7,250)       3.73 - 4.59
                                            ----------------------------------

Outstanding at December 31, 2001                   297,584  $      .10 - 3.73
         Granted                                    13,000                .95
         Expired                                   (15,000)       1.30 - 3.73
         Forfeited                                (107,584)        .10 - 4.59
                                            ----------------------------------

Outstanding at December 31, 2002                   188,000  $     0.10 - 6.06
                                            ----------------------------------

11.  Stock Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of Statement of Financial  Accounting  Standards  (SFAS)
                        No.123,   Accounting   for   Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized for employees in the financial statements, except for those options issued with an exercise price below the fair market value of the Company's Common Stock on the date the options were granted.

                        The fair value of each option granted is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                   December 31,
                                      ---------------------------------------
                                            2002                2001
                                      ---------------------------------------

Expected dividend yield               $              -0-  $              -0-
Expected stock price volatility                  109.58%             116.09%
Risk-free interest rate                     4.19 - 4.93%               4.00%
Expected life of options                    6 - 10 years        5 - 10 years
                                      ---------------------------------------

                        The weighted average fair value of options granted during 2002 and 2001 is $.74 and $2.26, respectively.



--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


11.  Stock Based        The following table summarizes  information  about stock
     Compensation       options outstanding at December 31, 2002:
     Continued

                            Options Outstanding             Options Exercisable
                   -------------------------------------------------------------
                                   Weighted
                                    Average
                      Number       Remaining   Weighted     Number      Weighted
      Range of      Outstanding   Contractual  Average    Exercisable    Average
   Exercise Prices      at           Life      Exercise       at        Exercise
                     12/31/02       (Years)      Price     12/31/02       Price
   -----------------------------------------------------------------------------

    $         0.10       120,000       4.0   $  0.10        30,000     $  0.10
      0.95 to 1.15        30,000       6.2      1.07        24,667        1.09
      1.69 to 2.02         8,000       1.2      1.77         8,000        1.77
      3.63 to 4.59        22,000       7.7      4.06        22,000        4.06
      6.00 to 6.06         8,000       2.7      6.03         8,000        6.03
   -----------------------------------------------------------------------------

    $ 0.10 to 6.06       188,000       4.7   $  1.04        92,667     $  1.96
   -----------------------------------------------------------------------------


12.  Retirement         American Laser adopted a 401(k)  retirement  savings and
     Plan               profit sharing plan. All full-time employees of American
                        Laser  who are at  least  21  years  of age  and  have a
                        minimum of three months of service with  American  Laser
                        are  eligible  to  participate.   The  plan  contains  a
                        matching  contribution  which  is  at  American  Laser's
                        discretion   and  is  limited  to  two  percent  of  the
                        applicable employee's salary. No matching contributions were made during 2002 and 2001.

13.  Related Party      The Company has employment agreements with its President
     Transactions       and  Chief  Executive  Officer  and  Vice  President  as
                        described in note 9.

                        During the years ended December 31, 2002 and 2001 the Company recognized approximately $196,000 and $410,000, respectively, of revenue from the sales of products to entities owned by a Director and major shareholder of the Company. The Company also purchased product from these entities during the years ended December 31, 2002 and 2001 in the approximate amount of $112,000 and $200,000, respectively. Receivables relating to sales to these entities total $430,745 and $270,330 at December 31, 2002 and 2001, respectively. The Company also had payables due of $601,347 and $439,955 at December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


13.  Related Party      At  December  31,  2002  and  2001,  the  Company  had a
     Transactions       convertible  note payable to a director and  shareholder
     Continued          of  $250,000  with  interest  at 7%,  the  interest  and
                        principle are due and payable on March 27, 2004 (see notes 5 and 6).

14.  Export Sales       Export sales to customers were as follows:
     and Major
     Customers                                            Years Ended
                                                           December 31,
                                              ----------------------------------
                                                     2002             2001
                                              ----------------------------------

                    England                   $         986,043   $   1,433,856
                    Other European Countries            392,720         531,987
                    Other                               212,402         293,220
                                              ----------------------------------

                                              $       1,591,165   $   2,259,063
                                              ----------------------------------

                        Combined domestic and foreign sales and service of lasers to the Company's major customers are as follows:

                                                          Years Ended
                                                          December 31,
                                              ----------------------------------
                         Major customers            2002             2001
                         ---------------      ----------------------------------

                         Company A            $       1,399,368   $   1,863,621
                         Company B            $         196,265   $     410,179



15.  Fair Value of      None of the Company's financial instruments are held for
     Financial          trading  purposes.  The Company  estimates that the fair
     Instruments        value of all financial instruments at December 31, 2002,
                        does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.




16.  Litigation         The  Company  has  litigation  which  has  arisen in the
                        normal course of business. The Company is vigorously defending its position and management does not believe the outcome will have any material impact on the financial condition of the Company.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


17.  Subsequent         Due to a lack of orders for the Company's laser products
     Event              and the  resulting  lack of income  and cash  flows,  on
                        April 7, 2003,  the Company  suspended the operations of
                        its   subsidiary,   American  Laser   Corporation.   The
                        employees  of  American  Laser   Corporation   were  all
                        suspended by are subject to call back if the situation improves.

18.  Recent             In June 2001,  the FASB issued  SFAS No. 143  Accounting
     Accounting         for Asset Retirement Obligations. SFAS No. 143 addresses
     Pronounce-         financial   accounting  and  reporting  for  obligations
     ments              associated  with the  retirement of tangible  long-lived
                        assets and the associated asset retirement  costs.  This
                        Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are required to adopt the provisions of SFAS No. 143 on January 1, 2003. The
                        Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or future operations.

                        In April 2002, the Financial  Accounting Standards Board
                        (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or future operations.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


18.  Recent             In June 2002, the FASB issued SFAS No. 146,  "Accounting
     Accounting         for Costs Associated with Exit or Disposal  Activities."
     Pronounce-         This  standard,  which is effective for exit or disposal
     ments              activities  initiated after December 31, 2002,  provides
     Continued          new  guidance  on  the   recognition,   measurement  and
                        reporting of costs associated with these activities. The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                        In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, "which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for
                        Guarantees, Including Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the
                        obligation  undertaken.   The  initial  recognition  and
                        measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of FASB Interpretation No. 45 to have a material impact on its financial position or future operations.

--------------------------------------------------------------------------------

                                              LASER CORPORATION AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


18.  Recent             In January 2003, the FASB issued  Interpretation No. 46,
     Accounting         Consolidation   of  Variable   Interest   Entities,   an
     Pronounce-         Interpretation  of  ARB  No.  51.  This   Interpretation
     ments              addresses the  consolidation by business  enterprises of
     Continued          variable   interest   entities   as   defined   in   the
                        Interpretation.  The Interpretation  applies immediately
                        to  variable  interests  in variable  interest  entities
                        created  after   January  31,  2003,   and  to  variable
                        interests in variable interest entities obtained after January 31, 2003. The Company does not expect the adoption of FASB Interpretation No. 46 to have a material impact on its financial position or future operations.

--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LASER CORPORATION


By: /s/ B. Joyce Wickham                                 Date     April 10, 2003
    -----------------------------------                  -----------------------
    B. Joyce Wickham
    President & Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                               Date
          ---------                                               ----

/s/ B. Joyce Wickham                                          April 10, 2003
----------------------------------------                 ----------------------
B. Joyce Wickham
President and Chief Executive Officer
Treasurer and Director


/s/ Mark L. Ballard                                           April 10, 2003
----------------------------------------                 ----------------------
Mark L. Ballard
Vice President and Director


/s/ Rod O. Julander                                           April 10, 2003
----------------------------------------                 ----------------------
Rod O. Julander
Secretary and Director


/s/ Reinhardt Thyzel                                          April 10, 2003
-----------------------------------                      ----------------------
Reinhardt Thyzel
Director

                         CERTIFICATION PURSUANT TO RULE
                        13A-14 OF THE SECURITIES EXCHANGE
                            ACT OF 1934, AS AMENDED.
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


         I, B. Joyce Wickham, certify that:

         1. I have reviewed this Annual report on Form 10-KSB of Laser Corporation;

         2. Based on my knowledge, the Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "evaluation Date"); and

         (c)  presented  in  this  Annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the evaluation function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, where or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying office and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 10, 2003                                         /s/ B. Joyce Wickham
--------------                                         --------------------
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


         I, Mark L. Ballard, certify that:

         1. I have reviewed this Annual report on Form 10-KSB of Laser Corporation;

         2. Based on my knowledge, the Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "evaluation Date"); and

         (c)  presented  in  this  Annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the evaluation function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, where or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying office and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003                                         /s/ Mark L. Ballard
--------------                                         -------------------
   (Date)                                              Mark L. Ballard
                                                       Vice President,
                                                       Treasurer, Assistant
                                                       Secretary and Director