Form 10QSB
period 2003-03-31
LASER CORP
filed 2003-05-15
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE  ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                       or
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-13316

                                LASER CORPORATION
        (Exact name of small business issuer as specified in its charter)

             Utah                                            87-0395567
------------------------------                         -----------------------
   (State of Incorporation)                                (I.R.S. Employer
                                                           Identification No.)
      2417 South 3850 West
       Salt Lake City, UT                                      84120
------------------------------                         -----------------------
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

Common Stock, .05 Par Value --- 1,643,073 shares as of March 31, 2003

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheet - March 31, 2003. (Unaudited)

         Consolidated Condensed Statements of Operations - Three months ended March 31, 2003 and 2002. (Unaudited)

         Consolidated Condensed Statements of Cash Flows - Three months ended March 31, 2003 and 2002. (Unaudited)

         Notes to Consolidated Condensed Financial Statements - March 31, 2003.

Item 2.  Management's Discussion and Analysis.

Item 3.  Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

CERTIFICATIONS
--------------

EXHIBITS
--------

PART I. FINANCIAL INFORMATION

Item 1.
                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                                                     March 31,
ASSETS                                                                 2003
------                                                              (Unaudited)
                                                                    ----------
CURRENT ASSETS
  Cash and cash equivalents                                       $       8,624
  Receivables, net                                                      378,224
  Inventories                                                           159,143
  Other current assets                                                      132
                                                                  --------------
        Total Current Assets                                            546,123
                                                                  --------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                             129,950
  Other assets                                                           35,662
                                                                  --------------
                                                                  $      711,735
                                                                  ==============
LIABILITIES AND
---------------
STOCKHOLDERS' DEFICIT
---------------------

CURRENT LIABILITIES
  Accounts payable                                                $   1,191,400
  Accrued expenses                                                      273,833
  Accrued warranty expense                                               99,285
  Current notes payable                                                 500,000
  Current portion capital leases                                          6,370
                                                                  --------------
         Total Current Liabilities                                    2,070,888
                                                                  --------------

LONG-TERM DEBT                                                              ---
                                                                  --------------
      Total Liabilities                                           $   2,070,888
                                                                  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, 10,000,000 shares
   authorized; no shares issued or outstanding
  Common Stock, $.05 par value, 40,000,000 shares
   authorized; 1,643,073 shares
   issued and outstanding                                                82,154
  Additional paid-in capital                                          2,168,350
  Deferred Compensation                                                (136,800)
  Accumulated deficit                                                (3,472,857)
       Total Stockholders' Deficit                                   (1,359,153)
                                                                  --------------
                                                                  $     711,735
                                                                  ==============


      See accompanying notes to consolidated condensed financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                 -------------------------------
                                                    March 31,        March 31,
                                                      2003             2002
                                                 --------------   --------------
 REVENUES:
  Net sales                                      $      211,460   $     705,706
  Interest and other income                                  29              38
                                                 --------------   --------------

                                                        211,489         705,744

COSTS AND EXPENSES:
  Cost of sales                                         295,313         584,518
  Selling, general and administrative                   117,309         169,178
  Research and development                                7,397          16,347
  Royalties                                               1,187           6,932
  Interest                                                9,370          10,336
                                                 --------------   --------------
                                                        430,576         787,311
                                                 --------------   --------------


LOSS FROM OPERATIONS BEFORE INCOME TAXES               (219,087)        (81,567)

INCOME TAX BENEFIT (EXPENSE)                                ---             ---
                                                 --------------   --------------

NET LOSS                                         $     (219,087)  $     (81,567)
                                                 ==============   ==============

NET LOSS PER SHARE                               $        ( .13)  $       ( .05)
    - Basic and Diluted                          ==============   ==============


  Weighted average number of shares of
    Common Stock outstanding                          1,643,000       1,638,000
    - Basic and Diluted                          ==============   ==============



      See accompanying notes to consolidated condensed financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                      2003             2002
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $     (219,087)  $     (81,567)

  Adjustments to reconcile net loss to
    net cash provided from operating
    activities:
      Depreciation and amortization                      14,859          14,858
      Bad debt expense                                      860           2,585
  (Increase) decrease in assets:
      Receivables                                        83,751        (145,100)
      Inventories                                        39,555         177,795
      Other assets                                        5,622            (495)
  Increase (decrease) in liabilities:
      Trade accounts payable and
        accrued expenses                                 69,955          11,422
                                                 --------------   --------------
      Net Cash Used in Operating Activities              (4,485)        (20,502)

CASH FLOWS FROM INVESTING ACTIVITIES:                        --             ---

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Capital Leases                             (1,483)         (3,650)
                                                 --------------   --------------
 DECREASE IN CASH
AND CASH EQUIVALENTS                                     (5,968)        (24,152)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                14,592          26,837
                                                 --------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $        8,624   $       2,685
                                                 ==============   ==============



      See accompanying notes to condensed consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

                                 March 31, 2003


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

NOTE B - RECLASSIFICATIONS

         Certain 2002 financial statement amounts have been reclassified to conform to 2003 presentations.

NOTE C - WEIGHTED AVERAGE SHARES

         The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 188,000 and 297,584 shares of common stock at prices ranging from $.10 to $6.06 per share were outstanding at March 31, 2003 and 2002, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

         During the quarter ended March 31, 2003, the Company returned inventory to a supplier in the amount of $72,200 and recorded a corresponding reduction in accounts payable.

         During the quarter ended March 31, 2002 the Company issued 11,716 shares of common stock to two board members in exchange for $20,000 of accrued director's fees.

         Actual cash paid for interest and income taxes are as follows:

                                                           Three Months
                                                          Ended March 31,
                                                     2003               2002
                                                 --------------   --------------

                         Interest                           202           1,586
                                                 --------------   --------------

                        Income Taxes                        ---             ---
                                                 --------------   --------------

NOTE E - SUBSEQUENT EVENT

         Due to the lack of orders for the Company's laser products and the resulting lack of income and cash flow, on April 7, 2003, the Company suspended the operations of its subsidiary, American Laser Corporation. Subsequent to that date the Board of Directors decided to permanently discontinue the operations of American Laser Corporation and sell its assets. American Laser Corporation manufactures, markets and services lasers purchased primarily by original equipment manufacturers which then incorporates the lasers as component parts into their equipment.


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

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2003.

         Net sales for the three months ended March 31, 2003 were $211,460 as compared to $705,706 for the same period in 2002, a decrease of $494,246 or 70%. This decrease was primarily the result of decreased sales of laser products and service sales, including a significant decrease in sales to the Company's primary customer. Laser product and service sales decreased from $517,015 in 2002 to $174,264 for the 2003 period, a decrease of $342,751 or 66%. Medical product sales decreased from $188,691 in 2002 to $37,196 for the period ending March 31, 2003 a decrease of $151,495 or 80%.

         Cost of products sold for the three months ended March 31, 2003 were $295,313 as compared to $584,518 for the same period in 2002, a decrease of $289,205 or 49%, which was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 140% for the three months ended March 31, 2003 as compared to 83% for the same period in 2002. This percentage increase in the cost of products sold was primarily the result of a larger percentage decrease in sales compared to the percentage decrease in cost of sales, including certain fixed costs.

         Selling, general, and administrative expenses for the three months ended March 31, 2003 were $117,309 as compared to $169,178 for the same period in 2002, a decrease of $51,869 or 31%. This decrease in selling, general, and administrative expenses was primarily the result of reduced administrative, marketing and sales costs.

         Research and development expenditures for the three months ended March 31, 2003 were $7,397 as compared to $16,347 for the same period in 2002, a decrease of $8,950 or 55%.

         Royalty expenses for the three months ended March 31, 2003 were $1,187 as compared to $6,932 for the same period in 2002.

         Interest income and other revenue for the three months ended March 31, 2003 was $29 as compared to $38 for the same period in 2002. Interest expenses for the three month period ended March 31, 2003 were $9,370 as compared to $10,336 of interest expense during the same period of 2002. Interest expenses are primarily the result of the interest accrued on two convertible notes payable.

         The Company recognized a net loss for the three months ended March 31, 2003 of $219,087 or $.13 per share compared to a net loss of $81,567 or $.05 per share for the same period in 2002, an increase of $137,520 or .08 per share. This increase in net loss is primarily the result of decreased sales.


LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2003, the Company had a deficit in working capital of $1,524,765 as compared to a deficit in working capital of $1,069,427 at December 31, 2002, an increase in working capital deficit of $455,338 . This reduction in working capital was primarily the result of the Company's net loss and the classification of an additional $250,000 of debt as a current liability.

         The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There is no assurance that the Company will be successful in its efforts.

ITEM 3.  CONTROLS AND PROCEDURES

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

     (b) Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation. The Company did not need to implement any corrective actions with regard to significant deficiencies and material weaknesses in its internal controls.

PART II.  OTHER INFORMATION
          -----------------

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 5.  OTHER INFORMATION

         Due to a lack of orders for the Company's laser products and the resulting lack of income and cash flow, on April 7, 2003, the Company suspended the operations of its subsidiary, American Laser Corporation. Subsequent to that date the Board of Directors decided to permanently discontinue the operations of American Laser Corporation and sell its assets. American Laser Corporation manufactures, markets and services lasers purchased primarily by original equipment manufacturers which then incorporates the lasers as component parts into their equipment.

         The Company has fallen behind in the payment of its facility rental obligations. The landlord has notified the Company of default and has requested that the Company vacate the premises. The Company has temporarily leased a much smaller facility and will soon vacate its current space.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         1.    Exhibits

               Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

               Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         2.    Reports on Form 8-K.

               No reports on Form 8-K have been filed during the quarter ended March 31, 2003.



                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              LASER CORPORATION


Date:   May 15, 2003                          /s/ B. Joyce Wickham
        ------------                          ----------------------------------
                                              B. Joyce Wickham
                                              President, Chief Executive Officer
                                              and Director

 Date:  May 15, 2003                          /s/ Mark L. Ballard
       -------------                          ----------------------------------
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

     May 15, 2003                             /s/ B. Joyce Wickham
     ------------                             -----------------------
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

     May 15, 2003                             /s/ Mark L. Ballard
     ------------                             ----------------------------------
       (Date)                                 Mark L. Ballard
                                              Vice President, Treasurer,
                                              Assistant Secretary and Director