Form 10QSB
period 2003-06-30
LASER CORP
filed 2003-08-19
CIK 740726

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       or
         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

              For the transition period from -------- to ----------

                         Commission File Number 0-13316

                                LASER CORPORATION
                                -----------------
        (Exact name of small business issuer as specified in its charter)

                  Utah                                          87-0395567
            -----------------------                       ------------------
           (State of Incorporation)                        (I.R.S. Employer
                                                          Identification No.)
       2500 South Decker Lake Blvd. #6
            Salt Lake City, UT                                  84119
       -------------------------------                         ----------
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

Common Stock, .05 Par Value -- 1,643,073 shares as of August 11, 2003

                                      INDEX

                       LASER CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets - June 30, 2003.  (Unaudited)

         Consolidated Condensed Statements of Operations - Three months ended June 30, 2003 and 2002; Six months ended June 30, 2003 and 2002. (Unaudited)

         Consolidated Condensed Statements of Cash Flows - Six months ended June 30, 2003 and 2002. (Unaudited)

         Notes to Consolidated Condensed Financial Statements - June 30, 2003.

Item 2.  Management's Discussion and Analysis.

Item 3.  Controls and Procedures


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES
----------

CERTIFICATION
-------------

EXHIBITS
--------

PART I. FINANCIAL INFORMATION
Item 1.

                       LASER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     June 30,
ASSETS                                                                 2003
------                                                              (Unaudited)
                                                                    -----------
CURRENT ASSETS
  Cash and cash equivalents                                         $     5,960
  Receivables, net                                                       18,050
  Inventories                                                            25,123
  Assets from discontinued operations                                    58,025
                                                                    -----------
        Total Current Assets                                            107,158
                                                                    -----------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                              24,088
                                                                    $   131,246
                                                                    ===========
LIABILITIES AND
---------------
STOCKHOLDERS' DEFICIT
---------------------

CURRENT LIABILITIES
  Accounts payable                                                  $   536,998
  Accrued expenses                                                      180,931
  Accrued warranty expense                                               50,000
  Liabilities from discontinued operations                              624,883
  Current notes payable                                                 500,000
                                                                    -----------
      Total Current Liabilities                                       1,892,812
                                                                    -----------

LONG-TERM DEBT                                                               --
                                                                    -----------
      Total Liabilities                                             $ 1,892,812
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS'   DEFICIT
  Preferred Stock, no par value, 10,000,000 shares
     authorized; no shares issued                                            --
  Common Stock, $.05 par value, 40,000,000 shares
     authorized; 1,643,073 shares
     issued and outstanding                                              82,154
  Additional paid-in capital                                          2,168,350
  Deferred Compensation                                                (136,800)
  Accumulated deficit                                                (3,875,270)
                                                                    -----------

       Total Stockholders' Deficit                                   (1,761,566)
                                                                    -----------

                                                                    $   131,246
                                                                    ===========


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended                 Six months ended
                                               ----------------------------     ---------------------------
                                                June 30,         June 30,        June 30,        June 30,
                                                  2003             2002            2003            2002
                                               ------------    ------------    ------------    ------------
REVENUES:
  Net sales                                    $     40,346    $     35,764    $     77,543     $   224,455
  Interest and other income                              --               3              --               5
                                               ------------    ------------    ------------    ------------
                                                     40,346          35,767          77,543         224,460
COSTS AND EXPENSES:
  Cost of sales                                      38,563          53,102         100,349         237,430
  Selling, general and
    administrative                                   58,070          95,335          97,342         194,633
  Research and development                               --              --              --              --
  Royalties                                              --              --              --              --
  Interest                                            9,155           8,750          17,911          17,500
                                               ------------    ------------    ------------    ------------
             Total Operating Expenses               105,788         157,187         215,602        449,563
                                               ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                               (65,442)       (121,420)       (138,059)       (225,103)
Income Tax Benefit                                       --              --              --              --
                                               ------------    ------------    ------------    ------------
LOSS FROM CONTINUING
OPERATIONS                                          (65,442)       (121,420)       (138,059)       (225,103)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS,
Net of Income Taxes                                (336,971)         50,237        (483,441)         72,352
                                               ------------    ------------    ------------    ------------
 NET LOSS                                      $   (402,413)   $    (71,183)   $   (621,500)   $   (152,751)
                                               ============    ============    ============    ============

Loss Per Share from Continuing
Operations - Basic and Diluted                 $      ( .04)   $      ( .07)   $      ( .08)   $      ( .14)

(Loss) Income Per Share from
Discontinued Operations
  - Basic and Diluted                          $      ( .20)   $        .03    $      ( .30)   $        .05
                                               ------------    ------------    ------------    ------------

TOTAL NET LOSS PER SHARE
  - Basic and Diluted                          $      ( .24)   $      ( .04)   $      ( .38)   $      ( .09)
                                               ============    ============    =============   ============

Weighted average number of shares
of Common Stock outstanding
      - Basic and Diluted                         1,643,000       1,643,000       1,643,000       1,641,000
                                               ============    ============    ============    ============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                                    2003               2002
                                                                                ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $   (621,500)     $    (152,751)

  Adjustments to reconcile net loss to net cash (used in)
    provided from operating activities:
      Depreciation and amortization                                                   14,844             29,605
      Provision for losses on accounts receivable                                        308              4,977
      Gain on sale of assets                                                         (12,946)                --
      Impairment of assets from discontinued operations                              140,053                 --
  (Increase) decrease in:
      Receivables                                                                       (378)          (202,766)
      Inventories                                                                     95,031            164,147
      Other assets                                                                    31,416             (3,527)
  Increase (decrease) in:
      Accounts payable and accrued expenses                                          331,840            178,419
                                                                                ------------      -------------

                 Net cash (used in) provided by operating activities                 (21,332)            18,104
                                                                                ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from the sale of property and equipment                               26,926                 --
                                                                                ------------      -------------
                  Net cash provided by investing activities                           26,926                 --
                                                                                ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on Capital Leases                                                     (3,172)            (5,825)
                                                                                ------------      -------------
                  Net Cash (used in) financing activities                             (3,172)            (5,825)
                                                                                ------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              2,422             12,279

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                                             14,592             26,837
        Cash and cash equivalents allocated to discontinued operations               (11,054)           (25,339)
                                                                                ------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $      5,960      $      13,777
                                                                                ============      =============


           See accompanying notes to consolidated financial statements

                       LASER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                  June 30, 2003


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

NOTE B - GOING CONCERN

         The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six-month period ended June 30, 2003, and the years ended December 31, 2002 and 2001, the Company incurred losses of ($621,500), ($420,745) and ($641,712), respectively. For the six month period ended June 30, 2003, and for the years ended December 31, 2002, and 2001, the Company has also experienced net cash inflows (outflows) from operating activities of ($21,332), ($1,309) and $16,389. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include external debt and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.


NOTE C - RECLASSIFICATIONS

         Certain 2002 financial statement amounts have been reclassified to conform to 2003 presentations.

NOTE D - ACCRUED EXPENSES

         Other accrued expenses consist of the following at June 30, 2003:

          Accrued interest                $ 111,616
          Trade Show fees                    39,507
          Accounting fees                    13,717
          Directors fees                     10,000
          Other                               6,091
                                          ---------
                                          $ 180,931
                                          =========

NOTE E - WEIGHTED AVERAGE SHARES

         The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 186,000 and 290,084 shares of common stock at prices ranging from $.10 to $6.06 per share were outstanding at June 30, 2003 and 2002, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

NOTE F - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options vested had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options were issued or vested during the three or six months ended June 30, 2003 and 2002, therefore, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

         During the six months ended June 30, 2003, the Company returned inventory to a supplier in the amount of $72,200 and recorded a corresponding reduction in accounts payable. The Company also exercised its right of offset with certain accounts receivable and accounts payable to related parties, which reduced accounts receivable and accounts payable by $438,272.

         During the quarter ended June 30, 2002, the Company issued 11,716 shares of common stock to two board members in exchange for $20,000 of accrued director's fees.

         Actual cash paid for interest and income taxes are as follows:

                                                      Six Months
                                                     Ended June 30,
                                                 2003             2002
                                                 ----             ----

                        Interest                  327              2,304
                                                  ---              -----
                        Income Taxes               --                 --
                                                  ---              -----

NOTE H - DISCONTINUED OPERATIONS

         Due to the lack of orders for the Company's laser products and the resulting lack of income and cash flow, on April 7, 2003, the Company suspended the operations of its subsidiary, American Laser Corporation. Subsequent to that date the Board of Directors decided to permanently discontinue the operations of American Laser Corporation and sell its assets. The assets, liabilities, and condensed discontinued operations are as follows:

                                                                June 30,  2003
                                                               ---------------
   Assets:
             Cash                                              $        11,054
       Accounts receivable, net                                          6,583
       Inventories                                                       2,000
       Equipment and leasehold improvements, net                        38,388
                                                               ---------------

       Total assets of discontinued operations                 $        58,025
                                                               ---------------


          Liabilities:
              Accounts payable and accrued expenses            $       620,202
        Current capital lease obligation                                 4,681
                                                               ---------------

         Total liabilities of discontinued operations          $       624,883
                                                               ---------------


                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                                 2003              2002           2003             2002
                                              ------------    ------------    ------------     ------------
Revenues:
    Net sales                                 $     61,786    $    478,346    $    236,049     $    995,361
    Interest and other income                       13,350              53          13,379               88
                                              ------------    ------------    ------------     ------------

       Total revenue and other income               75,136         478,399         249,428          995,449

Costs and expenses:
    Cost of products sold                          132,718         347,797         366,245          747,987
    Selling, general and
      administrative                               137,027          61,437         215,064          131,317
    Research and development                         1,412          12,105           8,810           28,452
    Royalties                                           --           6,105           1,187           13,037
    Interest                                           897             718           1,510            2,304
    Asset impairment expense                       140,053              --         140,053               --
                                              ------------    ------------    ------------     ------------

             Total costs and expenses              412,107         428,162         732,869          923,097
                                              ------------    ------------    ------------     ------------

(Loss) income before income taxes                 (336,971)         50,237        (483,441)          72,352

Income tax (expense) benefit                            --              --              --               --
                                              ------------    ------------    ------------     ------------

Net (loss) income                             $   (336,971)   $     50,237    $   (483,441)    $     72,352
                                              ------------    ------------    ------------     ------------

NOTE I - ASSET IMPAIRMENTS

         During the three months ended June 30, 2003, the Company determined to discontinue the operations of its subsidiary, American Laser Corporation, as noted in Note H above. As a result of the Company's inability to generate future income and cash flows, and its decision to sell the assets of American Laser Corporation, the Company has recorded asset impairment charges during the quarter ended June 30, 2003 as follows:

         Inventory                                              $       76,544
         Equipment and leasehold improvements                           53,509
         Other assets                                                   10,000
                                                                --------------

             Total impairment of assets from
              discontinued operations                           $      140,053
                                                                --------------

NOTE J - SUBSEQUENT EVENTS

         Due to the lack of orders for the Company's medical laser products and the resulting lack of income and cash flow, on July 31, 2003 the Board of Directors decided to permanently discontinue the operations of American Laser Medical, Inc. dba A.R.C. Laser Corporation and sell its assets. Its operations have ceased and management is currently in the process of winding up its affairs.

         On August 11, 2003, the Company entered into a stock subscription agreement with an entity, whereby the Company will sell a number of shares equal to approximately sixty-five percent of its issued and outstanding stock, at a yet to be determined date, for $75,000.

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

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2003.

         Net sales from continuing operations, for the three months ended June 30, 2003 were $40,346 as compared to $35,764 for the same period in 2002 an increase of $4,582.

         Cost of products sold for the three months ended June 30, 2003 were $38,563 as compared to $53,102 for the same period in 2002, a decrease of $14, 539 or 27 %, which was primarily due to a decrease in labor and overhead costs. As a percentage of net sales, cost of products sold was 96% for the three months ended June 30, 2003 as compared to 148% for the same period in 2002.

         Selling, general, and administrative expenses for the three months ended June 30, 2003 were $58,070 as compared to $95,335 for the same period in 2002, a decrease of $37,265 or 39%. This decrease in selling, general, and administrative expenses was the result of decreased activity and personnel in continuing operations.

         Interest expenses for the three month period ended June 30, 2003 were $9,155 as compared to $8,750 during the same period of 2002. Interest expenses are primarily the result of the interest accrued on two convertible notes payable.

         The Company recognized a net loss from continuing operations for the three months ended June 30, 2003 of $65,442, or $.04 per share compared to a net loss of $121,420, or $.07 per share for the same period in 2002, a decrease of $55,978, or $.03 per share. This decrease in the net loss is primarily the result of decreased activity and personnel in continuing operations.

         The Company recognized a net loss from the discontinued operations of $336,971, for the three months ending June 30, 2003, compared to net income of $50,237 for the same period during 2002.

         Inclusive of the discontinued operations, the Company experienced a net loss for the three months ending June 30, 2003 of $402,413, or $.24 per share compared to a net loss of $71,183 or $.04 per share for the same period in 2002.

         On April 7, 2003, the Company suspended the operations of its subsidiary, American Laser Corporation, and its operations are presented in discontinued operations. Subsequent to June 30, 2003, the Board of Directors decided to permanently discontinue the operations of American Laser Medical, Inc. dba, A.R.C. Laser Corporation and sell its assets. As of the date of this filing, the Company has ceased all active operations and is winding up the affairs of its subsidiaries, which have been dissolved.

Six months ended June 30, 2003.

         Net sales from continuing operations, for the six months ended June 30, 2003 were $77,543 as compared to $224,455 for the same period in 2002 a decrease of $146,912 or 65%. This decrease was the result of decreased sales of the Company's medical laser equipment.

         Cost of products sold for the six months ended June 30, 2003 were $100,349 as compared to $237,430 for the same period in 2002, a decrease of $137,081 or 58 %, which was primarily due to the decrease in sales. As a percentage of net sales, cost of products sold was 129% for the six months ended June 30, 2003 as compared to 106% for the same period in 2002. This percentage increase in the cost of products sold was primarily the result of a larger percentage decrease in sales compared to the percentage decrease in cost of sales, including certain fixed costs.

         Selling, general, and administrative expenses for the six months ended June 30, 2003 were $97,342 as compared to $194,633 for the same period in 2002, a decrease of $97,291 or 50%. This decrease in selling, general, and administrative expenses was primarily the result of reduced marketing and sales costs and decreased activity and personnel in continuing operations.

         Interest expenses for the six month period ended June 30, 2003 were $17,911 as compared to $17,500 of interest expense during the same period of 2002. Interest expenses are primarily the result of the interest accrued on two convertible notes payable.

         The Company recognized a net loss from continuing operations for the six months ended June 30, 2003 of $138,059, or $.08 per share compared to a net loss of $225,103, or $.14 per share for the same period in 2002, a decrease of $87,044, or $.06 per share. This decrease in the net loss is primarily the result of decreased marketing and sales costs and decreased activity and personnel in continuing operations.

         The Company recognized a net loss from the discontinued operations of $409,130, for the six months ending June 30, 2003, compared to net income of $72,352 for the same period during 2002.

         Inclusive of the discontinued operations, the Company experienced a net loss for the six months ending June 30, 2003 of $621,500, or $.38 per share, compared to a net loss of $152,751 or $.09 per share for the same period in 2002.

         On April 7, 2003, the Company suspended the operation's of its subsidiary, American Laser Corporation, and its operations are presented in discontinued operations. Subsequent to June 30, 2003, the Board of Directors decided to permanently discontinue the operations of American Laser Medical, Inc. dba, A.R.C. Laser Corporation and sell its assets. As of the date of this filing, the Company has ceased all active operations and is winding up the affairs of its subsidiaries, which have been dissolved.

LIQUIDITY AND CAPITAL RESOURCES

         On June 30, 2003, the Company's continuing operations had a deficit in working capital of $1,785,654 as compared to a deficit in working capital of $1,069,427 at December 31, 2002, an increase in working capital deficit of $716,227. This decrease in working capital was primarily the result of the Company's net loss, the discontinued operation and sale of assets.

         The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required. The Company has ceased active operations and therefore is unable to generate any income or cash flow from operations. No assurances can be given that the Company will be able to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of June 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

         During 2002, two unrelated parties which had entered into agreements with the Company to purchase Dodick Laser PhotoLysis Systems claimed a right to terminate their purchase agreements. To resolve the dispute, the Company agreed to accept return of the systems and to repay the purchase price in monthly payments. The Company has been unable to make the monthly payment obligations. These parties have threatened to commence legal action, but to our knowledge have not yet done so.

         The Company in involved in certain additional legal actions which it considers generally routine to its business activities or which involved claims which, if decided adversely to the company, would not materially affect the consolidated financial statements of the Company.

ITEM 5.  OTHER INFORMATION

         Due to the lack of orders for the Company's laser products and the resulting lack of income and cash flow, on April 7, 2003, the Company suspended the operation of its subsidiary, American Laser Corporation. Subsequent to that date the Board of Directors decided to permanently discontinue the operations of American Laser Corporation and sell its assets. On July 28, 2003 American Laser Corporation was dissolved.

         On July 31, 2003, American Laser Medical, Inc., dba A.R.C. Laser Corporation, was also dissolved due to lack of sales. Its operations have ceased and management is currently in the process of closing this operation and winding up its affairs.

         The Company had fallen behind in the payment of its facility rental obligations and the landlord notified the Company of default and requested that the Company vacate the premises. The Company has temporarily leased a much smaller facility and relocated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         1. Exhibits

         Exhibit 31.1   Certification   Pursuant   to   Section   302  of  the
                        Sarbanes-Oxley Act of 2002.

         Exhibit 31.2   Certification   Pursuant   to   Section   302  of  the
                        Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         2. Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               LASER CORPORATION


    Date:   August 19, 2003                   /s/ B. Joyce Wickham
           ----------------                   ----------------------------------
                                              B. Joyce Wickham
                                              President, Chief Executive Officer
                                              and Director

    Date:   August 19, 2003                   /s/ Mark L. Ballard
          -----------------                   ----------------------------------
                                              Mark L. Ballard
                                              Vice President, Treasurer,
                                              Assistant Secretary and Director