Form 10QSB
period 2003-09-30
LASER CORP
filed 2003-11-19
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
                       Exchange Act of 1934

        For the Quarterly Period ended September 30, 2003

                 Commission File Number: 0-13316

                        LASER CORPORATION
                      ---------------------
      (Exact name of registrant as specified in its charter)

                 Utah                            87-0395567
        ------------------------         -------------------------------
        (State of Incorporation)        (IRS Employer Identification No.)

   7050 Union Park Avenue Suite 600, Salt Lake City, UT   84047
 ---------------------------------------------------------------
   (Address of Principal Executive Offices)          (Zip Code)

                          (801) 562-2252
                        ------------------
       (Registrant's telephone number including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( x ) Yes ( ) No

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                Outstanding as of November 8, 2003
     -------------------------------   -----------------------------------
               Common Stock                    40,000,000 shares

Transitional Small Business Format: Yes [  ] No [ X ]

                        LASER CORPORATION

     Form 10-QSB for the nine Months ended September 30, 2003

                        Table of Contents

Part I - Financial Information                                   Page

       Item 1.  Financial Statements                                     3

       Item 2.  Management's Discussion and Analysis
                or Plan of Operation                                     7

       Item 3.  Controls and Procedures                                  9

Part II - Other Information

       Item 1.  Legal Proceedings                                        9

       Item 2.  Changes in Securities                                    9

       Item 3.  Defaults Upon Senior Securities                          10

       Item 4.  Submission of Matters to a Vote of Security Holders      10

       Item 5.  Other Information                                        10

       Item 6.  Exhibits and Reports on Form 8-K                        10

Signatures                                                              11

Item 1. Financial Information

                LASER CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                                                            September 30,
ASSETS                                                          2003
------                                                       (Unaudited)
                                                            -------------
CURRENT ASSETS
  Cash and cash equivalents                                 $      5,316
                                                            -------------
  Total Current Assets                                             5,316
                                                            -------------
NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                            -
  Other Assets                                                         -
                                                            -------------
TOTAL ASSETS                                                $      5,316
                                                            =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES

  Accrued expenses                                          $     10,342
                                                            -------------
      Total Current Liabilities                                   10,342
                                                            -------------
LONG-TERM DEBT                                                         -
                                                            -------------
      Total Liabilities                                           10,342
                                                            -------------

COMMITMENTS AND CONTINGENCIES                                          -

STOCKHOLDERS' DEFICIT
  Preferred Stock, no par value, 10,000,000 shares
     authorized; no shares issued                                      -
  Common Stock, $.05 par value, 40,000,000 shares
     authorized; 7,495,973 shares
     issued and outstanding                                      374,799
  Additional paid-in capital                                   3,341,341
  Accumulated deficit                                         (3,721,166)
                                                            -------------

       Total Stockholders' Deficit                                (5,026)
                                                            -------------

                                                            $      5,316
                                                            =============


See accompanying notes to consolidated condensed financial statements




                LASER CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                               Three months ended           Nine months ended
                           ----------------------------  -----------------------------
                           September 30,  September 30,  September 30,  September 30,
                              2003            2002          2003            2002
                           -------------- -------------- -------------- --------------
REVENUES:
  Net sales                $           -  $           -  $           -  $           -
  Interest and other income            -              3              -              9
                           -------------- -------------- -------------- --------------
                                       -              3              -              9
COSTS AND EXPENSES:
  Selling, general and
    administrative                20,430         38,358         34,287        120,318
  Interest                         4,375          8,750         22,286         26,250
                           -------------- -------------- -------------- --------------
  Total Operating Expenses        24,805         47,108         56,573        146,568
                           -------------- -------------- -------------- --------------
LOSS FROM OPERATIONS
 BEFORE INCOME TAXES             (24,805)       (47,105)       (56,573)      (146,559)

Income Tax Benefit                     -              -              -              -
                           -------------- -------------- -------------- --------------
LOSS FROM CONTINUING
 OPERATIONS                      (24,805)       (47,105)       (56,573)      (146,559)

(LOSS)INCOME FROM
DISCONTINUED OPERATIONS,
Net of Income Taxes              178,909        (51,815)      (410,823)      (105,112)
                           -------------- -------------- -------------- --------------

 NET INCOME(LOSS)          $     154,104  $     (98,920) $    (467,396) $    (251,671)
                           ============== ============== ============== ==============
Loss Per Share from
 Continuing Operations -
 Basic and Diluted         $        (.01) $        (.03) $        (.02) $        (.09)
                           ============== ============== ============== ==============
Income(Loss)Per Share
 from Discontinued
 Operations - Basic        $         .05  $        (.03) $        (.18) $        (.06)
                           ============== ============== ============== ==============
Income (Loss) Per Share
 from Discontinued
 Operations - Diluted      $         .05  $        (.03) $        (.18) $        (.06)
                           ============== ============== ============== ==============
 TOTAL NET INCOME (LOSS)
  PER SHARE - Basic        $         .04  $        (.06) $        (.20) $        (.15)
                           ============== ============== ============== ==============
TOTAL NET INCOME (LOSS)
 PER SHARE - Diluted       $         .04  $        (.06) $        (.20) $        (.15)
                           ============== ============== ============== ==============
Weighted average number
 of shares of Common Stock
 outstanding - Basic           3,577,000      1,643,000      2,295,000      1,642,000
                           ============== ============== ============== ==============
 Weighted average number
 of shares of Common Stock
 outstanding - Diluted         3,600,000      1,643,000      2,295,000      1,642,000
                           ============== ============== ============== ==============


 See accompanying notes to consolidated condensed financial statements

                                4

                LASER CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                           (Unaudited)


                                                           2003          2002
                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                             $   (467,396)  $   (251,671)

  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                -         42,822
     Provision for losses on accounts receivable                  -          7,269
     Stock issued for Services                               22,500              -
     Loss from discontinued operations                      410,823              -

     (Increase) decrease in:
        Receivables                                               -       (188,247)
        Inventories                                               -        203,220
        Other assets                                              -         (3,527)
     Increase (decrease) in:
        Accounts payable and accrued expenses               (50,203)       175,757
                                                       -------------  -------------

    Net cash (used in) provided by operating activities     (84,276)       (14,377)
                                                       -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES                              -              -
                                                       ------------- --------------

    Net cash provided by investing activities                     -              -
                                                       -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on Capital Leases                                      -         (9,966)
  Proceeds from the sale of Stock                            75,000              -
                                                       -------------  -------------

    Net Cash provided by (used in) financing activities      75,000         (9,966)
                                                       -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (9,276)       (24,343)

CASH AND CASH EQUIVALENTS, BEG. OF PERIOD                    14,592         26,837

Cash and cash equivalents allocated to
 discontinued operations                                          -          2,227
                                                       -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $      5,316   $      4,721
                                                       ============= ==============



See accompanying notes to consolidated condensed financial statements



                LASER CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                        September 30, 2003


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

NOTE B - GOING CONCERN

         The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine-month period ended September 30, 2003, and the years ended December 31, 2002 and 2001, the Company incurred losses of ($467,396), ($420,745) and ($641,712), respectively. For the nine month period ended September 30, 2003, and for the years ended December 31, 2002, and 2001, the Company has also experienced net cash inflows (outflows) from operating activities of (84,276), ($1,309) and $16,389. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include external debt and the sale of new shares of company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash. On October 1, 2003, the Company completed the acquisition of BI Acquisition, Inc. (BI) in a reverse merger transaction. While no assurance can be given, the Company hopes the operations of BI will allow the Company to continue as a going concern.

NOTE C - RECLASSIFICATIONS

         Certain 2002 financial statement amounts have been reclassified to conform to 2003 presentations.

NOTE D - WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted Average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 96,000 and 290,084 shares of common stock at prices ranging from $.10 to $6.06 per share were outstanding at September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, the dilutive effect of outstanding stock options was 23,000 shares. For the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, 73,000, 290,084, 186,000 and 290,084 shares, respectively, attributable to outstanding stock options were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

NOTE E - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the quarter ended September 30, 2003 100,000 shares of Stock were issued to the former management of the company the amount of expense recognized on the income statement was $45,000. No options vested had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options were issued or vested during the three or nine months ended September 30, 2003 and 2002, therefore, there would be no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based
Compensation.

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

         During the quarter ended September 30, 2003, the Company settled outstanding debt obligations in the amount of $1,282,531 and recorded additional expense as part of discontinued operations, of $199,904 while issuing 1,752,900 shares of Stock. The Company included $188,419 of expenses as discontinued operations comprising the net amount resulting from the removal of $364,267 of assets and $175,848 of liabilities from the books as part of the dissolution of the subsidiaries. Included in discontinued operations was $22,500 in expense for the issuance of 50,000 shares of stock as compensation to a former officer. Additionally, the company completed the sale of 4,000,000 shares of Stock for $75,000 in accordance with a stock subscription agreement it had previously entered into. The unvested stock options totaling 90,000 options of two former officers of the company were forfeited during the quarter resulting in a $136,800 reclassification of deferred compensation to additional paid in capital.

NOTE G - DISCONTINUED OPERATIONS

         Due to the lack of orders for the Company's laser products and the resulting lack of income and cash flow, on April 7, 2003, the Company suspended the operations of it's subsidiary, American Laser Corporation. Subsequent to that date the Board of Directors decided to permanently dissolve both of it's subsidiaries, American Laser Corporation and ARC Laser Corporation and sell the associated assets. The afore mentioned assets comprised essentially all the assets of the company. All assets and liabilities were disposed of as of September 30, 2003. The remaining entity was merged into a privately held company. See Item 5 below.

NOTE H - SUBSEQUENT EVENT

      On October 1, 2003, the Company completed the acquisition of BI Acquisitions, Inc. ("BI") pursuant to a Stock Exchange Agreement among the Company, BI and the shareholders of BI, dated as of October 1, 2003 (the "Exchange Agreement"). The acquisition will be accounted for as a reverse merger.

      Pursuant to the Exchange Agreement, the Company acquired BI as a wholly owned subsidiary by issuing 32,504,027 shares (the "Initial Issuance") of the Company's common stock to the shareholders of BI in exchange for all of the outstanding securities of BI. Because the Company's authorized number of shares of common stock was limited to 40,000,000 shares, the Company was only able to complete the Initial Issuance on October 1, 2003. As a result of the Initial Issuance, the former BI shareholders acquired 81% of the issued and outstanding shares of the Company. In addition, the Exchange Agreement provides that there will be an additional issuance of 139,596,500 shares (pre-Reverse Split) of the Company's common stock to the former shareholders of BI after the Special Meeting following an amendment to the Articles of Incorporation of the Company to accommodate such issuance.

      In anticipation of the consummation of the Exchange Agreement, but not contingent thereon, the Company agreed to issue 4,000,000 shares (pre-Reverse Split) of common stock to two unrelated third parties in exchange for $75,000 needed to satisfy outstanding payable obligations of the Company. The Company issued the 4,000,000 shares prior to the closing of the Exchange Agreement.
As a part of the additional issuance of 139,596,500 shares (pre-Reverse Split) (the "Subsequent Issuance") to the former shareholders of BI after the Special Meeting, the Company will issue 4,979,932 shares (pre-Reverse Split) to the two unrelated third parties. After the Subsequent Issuance, the former BI shareholders and the unrelated third parties will own, in the aggregate, 98% of the then issued and outstanding shares of the Company, and the shareholders of the Company immediately prior to consummation of the Exchange Agreement on October 1, 2003 will own, in the aggregate, 2%.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Information

     This report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the Company's products and services; (iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

      Due to the discontinuance and liquidation of it's subsidiaries, substantially all of the companies revenues and expenses are included on the lime item "(Loss) Income from Discontinued Operations" on the Statement of Operations.

      Results of Operations/Discontinued Operations for the three months ended September 30, 2003 and September 30, 2002

      Revenues. The Company generated $51,647 in consolidated revenue during the three months ended September 30, 2003. During the same three-month period in 2002, the Company generated consolidated revenue of $515,427. The decrease is due to the decision to permanently discontinue the operations of the Company's two operating subsidiaries, American Laser Corporation on April 7, 2003 and American Laser Medical, Inc. on July 31, 2003. The revenues were generated in spite of winding down the operations of its subsidiaries and dissolving them.

     Costs of Goods Sold. The Cost of Goods Sold for the three months ended September 30, 2003, were $35,690 compared to Cost of Goods Sold of $434,937 for the three months ended September 30, 2002. The decrease in the Cost of Goods Sold was due to the discontinuance of operations of the Company's subsidiaries as described above.

     Operating Expenses. Operating expenses for the three months ended September 30, 2003 were $78,016 compared to expenses of $179,410 for the three months ended September 30, 2002. The decrease in expenses is due primarily to income recognized by the settlement of debts and accounts payable at less than par in connection with the liquidation of the subsidiaries.

     Other Income/Expense. The Company incurred additional expenses related to the discontinuance of operations for the three-month period ending September 30, 2003 of $58,707 as compared to $0 of such expenses in the three-month period ending September 30, 2002.

     Net Income. During the three months ended September 30, 2003, the Company had a net income of $154,104 compared to a net loss of $98,920 for the three months ended September 30, 2002. The net income results primarily from recognition of income of $497,345 related to the settlement of debts and accounts payable at less than par in connection with the liquidation of the subsidiaries

     Results of Operations for the nine months ended September 30, 2003, and September 30, 2002

     Revenues. The Company generated $365,239 in revenue during the nine months ended September 30, 2003. During the same nine-month period in 2002, the Company generated revenue of $1,735,329. The decrease is due to the decision to permanently discontinue the operations of its subsidiaries, American Laser Corporation on April 7, 2003 and American Laser Medical, Inc. on July 31, 2003. The revenues were generated primarily prior to the discontinuance of the subsidiaries' operations.

     Costs of Goods Sold. The Cost of Goods Sold for the nine months ended September 30, 2003, were $502,283 compared to Cost of Goods Sold of $1,420,354 for the nine months ended September 30, 2002. The decrease in the Cost of Goods Sold was due to the discontinuance of operations of the Company's subsidiaries as described above.

      Operating Expenses. Operating expenses for the nine months ended September 30, 2003, were $541,983 compared to $566,646 for the nine months ended September 30, 2002. The decrease is due primarily to the discontinuance of operations of the Company's subsidiaries. The operating expenses for the nine months ended September 30, 2003 were also offset by a reduction of expenses totaling $357,293, which resulted from income recognized related to the settlement of debts and accounts payable at less than par in connection with the liquidation of the subsidiaries.

     Other Income/Expense. The Company incurred additional expenses related to the discontinuance of operations for the nine-month period ending September 30, 2003 of $76,609, as compared to $0 of such expenses in the nine-month period ending September 30, 2002.

     Net Income. During the nine months ended September 30, 2003, the Company had a net loss of $467,396 compared to a net loss of $251,671 for the nine months ended September 30, 2002. The increase in net loss results primarily from discontinuance of subsidiary operations and the expenses incurred in winding down operations of the Company as described above. The loss was also offset by a reduction of expenses totaling $497,345, which resulted from income recognized related to the settlement of debts and accounts payable at less than par in connection with the liquidation of the subsidiaries.


Liquidity and Capital Resources

     At September 30, 2003, the Company had cash of $5,316, and total current liabilities of $10,342 and total stockholder's deficit of $5,026, as compared to stockholders' deficit of $1,140,066 at December 31, 2002.

     For the nine months ended September 30, 2003, the Company used $84,276 of cash for operating activities compared to $14,377 used for operating activities in the nine months ending September 30, 2002. The cash used for operations was provided primarily from common stock subscriptions and from collections of receivable and liquidation of assets.

     Since the Company had determined to discontinue its laser business lines, it was left with no source of operating revenue. The Board of Directors determined to seek other business opportunities not related to the laser industry. On October 1, 2003, the Company acquired all of the issued and outstanding stock of BI Acquisitions, Inc., the operations of which will be reported as company operations in future reports. See Item 5 for a complete description of the transaction. If the Company had not acquired BI Acquisitions, Inc., it would have been left with no assets or business and would have needed additional capital infusions to continue any business.


Risk Factors and Cautionary Statements

     This quarterly report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: the ability of the Company to maintain a sufficient customer base to have sufficient revenues to fund and maintain its operations, and the ability of the Company to meet its cash and working capital needs, and to have sufficient revenues to continue operations.

Item 3.  Controls and Procedures

     As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) the chief executive officer and the chief financial officer of the Company has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

     There was a significant change in the Company's internal controls resulting from the acquisition of BI Acquisitions, Inc. (See Item 5 below), but the current Chief Executive Officer and Chief Financial Officer have determined that the change will not adversely impact those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                   Part II -  Other Information

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities and Use of Proceeds.

         1 . The Company issued 1,752,900 shares of common stock to various creditors of the Company to satisfy loans made to the Company, interest on the loans and accounts payable.
         2. In connection with and in preparation for the acquisition of BI Acquisitions, Inc., the Company issued 4,000,000 shares of common stock to two unrelated third parties in consideration of $75,000, which funds were used to satisfy various Company payables.
         3. The Company issued 50,000 shares of common stock to the former Company Vice President as compensation for services rendered in winding down the laser business in lieu of salary.
         4. The Company issued 50,000 shares of common stock to the former Company President as compensation for services rendered in winding down the laser business in lieu of salary.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information

      On October 1, 2003, the Company completed the acquisition of BI Acquisitions, Inc. ("BI") pursuant to a Stock Exchange Agreement among the Company, BI and the shareholders of BI, dated as of October 1, 2003 (the "Exchange Agreement"). The acquisition will be accounted for as a reverse merger.

      Pursuant to the Exchange Agreement, the Company acquired BI as a wholly owned subsidiary by issuing 32,504,027 shares (the "Initial Issuance") of the Company's common stock to the shareholders of BI in exchange for all of the outstanding securities of BI. Because the Company's authorized number of shares of common stock was limited to 40,000,000 shares, the Company was only able to complete the Initial Issuance on October 1, 2003. As a result of the Initial Issuance, the former BI shareholders acquired 81% of the issued and outstanding shares of the Company. In addition, the Exchange Agreement provides that there will be an additional issuance of 139,596,500 shares (pre-Reverse Split) of the Company's common stock to the former shareholders of BI after the Special Meeting following an amendment to the Articles of Incorporation of the Company to accommodate such issuance.

      In anticipation of the consummation of the Exchange Agreement, but not contingent thereon, the Company agreed to issue 4,000,000 shares (pre-Reverse Split) of common stock to two unrelated third parties in exchange for $75,000 needed to satisfy outstanding payable obligations of the Company. The Company issued the 4,000,000 shares prior to the closing of the Exchange Agreement.
As a part of the additional issuance of 139,596,500 shares (pre-Reverse Split) (the "Subsequent Issuance") to the former shareholders of BI after the Special Meeting, the Company will issue 4,979,932 shares (pre-Reverse Split) to the two unrelated third parties. After the Subsequent Issuance, the former BI shareholders and the unrelated third parties will own, in the aggregate, 98% of the then issued and outstanding shares of the Company, and the shareholders of the Company immediately prior to consummation of the Exchange Agreement on October 1, 2003 will own, in the aggregate, 2%.

Item 6.  Exhibits and Reports on Form 8-K.

      On October 14, 2003, the Company filed Form 8-K related to the acquisition of BI Acquisitions, Inc.




Exhibit  Description
-------- --------------------------------------------------------------------
  31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*

  31.2   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002*

  32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002**


*   Included herein pursuant to Item 601(b) 31 of Regulation SB.
**  Included herein pursuant to Item 601(b) 32 of Regulation SB.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LASER CORPORATION


Date: November 19, 2003             /s/ Rodney M. Tiede
                                    -------------------------------------
                                    Rodney M. Tiede
                                    Chief Executive Officer, President
                                    and Director


Date: November 19, 2003             /s/ Randy L. Turner
                                    -------------------------------------
                                    Randy L. Turner
                                    Chief Financial Officer