Form 10KSB
period 2003-12-31
LASER CORP
filed 2004-03-30
CIK 740726

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the fiscal year ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transitional period ________ to __________.

                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
    ---------------------------------------------------------
   (Name of Small Business Issuer as specified in its Charter)

              Utah                                    87-0395567
         -------------------------------           -----------------
         (State or other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)           Identification No.)

    7050 Union Park Avenue Suite 600, Salt Lake City, UT 84047
  ------------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)


Registrant's Telephone Number, including Area Code:  (801) 562-2252

  Securities Registered Under Section 12(b) of the Exchange Act:
                              None.

     Securities Registered Under to Section 12(g) of the Act:
                  Common Stock, Par Value $0.05

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]     No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year.  $4,928,486.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 16, 2004, was $15,024,005.

     As of February 16, 2004, the Issuer had outstanding 18,185,736 shares of its common stock.

     Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

                        TABLE OF CONTENTS

                     ITEM NUMBER AND CAPTION

PART I
                                                                     Page No.

Item 1.  Description of Business...........................................1
Item 2.  Description of Property..........................................13
Item 3.  Legal Proceedings................................................13
Item 4.  Submission of Matters to a Vote of Security Holders..............13

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities ..................14
Item 6.  Management's Discussion and Analysis or Plan of Operation........16
Item 7.  Financial Statements........................................19, F-1
Item 8.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................19
Item 8A. Controls and Procedures..........................................19

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................20
Item 10. Executive Compensation...........................................22
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................23
Item 12. Certain Relationships and Related Transactions...................25
Item 13. Exhibits and Reports on Form 8-K.................................25
Item 14. Principal Accountant Fees and Services...........................26
Signatures................................................................27
Certifications............................................................28

                              PART I
                 ITEM 1.  DESCRIPTION OF BUSINESS

History

      The Company was organized as a Utah corporation under the name Laser Corporation January 12, 1983. Through its wholly owned subsidiaries, American Laser Corporation and American Laser Medical, Inc., it designed, manufactured, marketed and serviced lasers and related laser systems purchased by original equipment manufacturers and sold lasers for the dermatological and ophthalmic marketplace. American Laser Corporation discontinued its active operations in April, 2003 and American Laser Medical, Inc. discontinued its operations in July, 2003. The former management of the Company wound down the Company's operations and sought alternative businesses for the Company.

      In June, 2003, the management of the Company was introduced to the management of BI Acquisitions, Inc. ("BI") by their respective attorneys. It was under the suggestion that a possible combination of the two companies could be effected for the mutual benefit of the shareholders of both entities. Over a period of the next month, the management groups met and discussed the business of BI and its plans for the future and its potential for success. In particular, these discussions emphasized new technology in the video compression industry that BI had licensed. These discussions culminated in BI making a written offer to the Company to combine the two companies through an exchange of stock. The terms of the stock exchange were determined by arms-length negotiations between the officers and representatives of the Company and BI. The former directors of the Company, following discussion and consideration of various alternatives, due diligence investigation and other factors, concluded that the acquisition of BI was in the best interests of the Company and its shareholders, and that the acquisition provided an opportunity for the Company's shareholders to participate in the business operations and future prospects of BI.

     BI is a Utah corporation formed in 1999 for the purpose of acquiring certain video and audio production, and customer service agreements assets from Data Broadcasting Corporation ("DBC"). BI's management had been employed by BI's predecessor and had been in the business of developing, installing, maintaining, and managing private satellite networks since 1984. Its parent corporation, DBC, determined to sell the predecessor's assets and the management of BI offered to acquire the assets related to video transmission, including the customer contracts, for the management of customer video conferencing networks. The acquisition was consummated in August, 2002.

     Acquisition of BI Acquisitions, Inc.

     On October 1, 2003, the Company completed the acquisition of BI pursuant to a Stock Exchange Agreement among the Company, BI and the shareholders of BI, dated as of October 1, 2003 (the "Exchange Agreement").

     Pursuant to the Exchange Agreement, the Company acquired BI as a wholly owned subsidiary by issuing 32,504,027 pre-reverse split shares (the "Initial Issuance") of the Company's common stock to the shareholders of BI in exchange for all of the outstanding securities of BI. Because the Company's authorized number of shares of common stock was limited to 40,000,000 shares, the Company was only able to complete the Initial Issuance on October 1, 2003. As a result of the Initial Issuance, the former BI shareholders acquired 81% of the issued and outstanding shares of the Company. In addition, the Exchange Agreement provides that there was to be an additional issuance ("Subsequent Issuance") of 139,596,500 shares (pre-Reverse Split) of the Company's common stock to the former shareholders of BI after a special meeting of the shareholders of the Company ("Special Meeting") to approve an amendment to the Articles of Incorporation of the Company to accommodate the Subsequent Issuance.

     After the Subsequent Issuance, the Exchange Agreement provided that the former BI shareholders were to own, in the aggregate, 98% of the then issued and outstanding shares of the Company, and the shareholders of the Company immediately prior to consummation of the Exchange Agreement on October 1, 2003 were to own, in the aggregate, 2%. As a result of BI obtaining control of the Company (98% ownership), the transaction has been accounted for as a reverse acquisition and a recapitalization of BI. The financial statements and this Form 10-KSB reflect the operations and financial condition of BI.

     The foregoing summary of the Exchange Agreement is qualified in its entirety by reference to the Exchange Agreement, a copy of which was filed with the Securities and Exchange Commission ("SEC") as an exhibit to its Current Report on Form 8-K dated October 15, 2003. A copy of the Exchange Agreement may also be obtained from the Company.

     Name Change and Reverse Split

     On January 13, 2004, the Company held the Special Meeting at which the name of the Company was changed from Laser Corporation to Broadcast International, Inc. and a 10:1 reverse split of the common stock of the Company was also approved to facilitate the Subsequent Issuance. Following the Special Meeting and the reverse split, the Company cancelled the Initial Issuance shares and issued in the aggregate 17,210,268 shares of Company stock (post reverse split) to the former shareholders of BI, which constituted 98% of the then issued and outstanding shares of Company common stock in complete satisfaction of the Company's Exchange Agreement obligation. All share information has been restated to reflect the reverse stock split as though it had taken place for all periods reported.

Business of Company

     Background

     Broadcast International is an integrator of broadband delivery technologies, such as satellite, Internet streaming and WI-FI, rather than a manufacturer or developer of the equipment or software itself. In addition, BI provides many value-added services that enable it to offer a truly turnkey solution for its clients. BI provides services to prominent U.S. corporations such as Caterpillar, Albertson's, Safeway, Sprint Communications, and Chevron.

     With its ability to operate effectively in the aspects of broadband business video delivery, BI's service offerings are designed to meet most business communications need. BI's versatility and knowledge of technology also enables it to recommend the solutions based upon the needs of a client. For some organizations, a private satellite network may be the best option.
Another company may need a combination of satellite and Internet   even
Internet via satellite. Still other firms may find the worldwide reach and relative low cost of streaming video over the Internet to be the optimal solution.

     Services

     Following are a few of the ways in which businesses utilize BI services.

     Internal Business Applications
     ------------------------------

     .      Deliver briefings from the CEO or other corporate officers
     .      Launch new products or services

     .      Present new marketing campaigns
     .      Train employees
     .      Announce significant changes or implement new policies/procedures
     .      Respond to crisis situations

     External Business Applications
     ------------------------------

     .      Make high-impact promotional presentations available to
              prospective customers or recruits
     .      Provide product/service training to customers
     .      Train and communicate with sales agents, dealers, VARs,
            franchisees, association members, etc.
     .      Satellite media tours
     .      Video/audio news releases

     Satellite-Based Services
     ------------------------

     BI and its predecessor have utilized satellite technology for business training and communications for many years. The list that follows describes the comprehensive offering of products and services that attracts companies in need of a satellite solution.

     .      Network design and engineering
     .      Receiving equipment and installation
     .      Network management
     .      24/7 help desk services
     .      On-site maintenance and service
     .      Full-time or occasional transponder purchases (broadcast time)
     .      Uplink facilities or remote SNG uplink trucks

     Streamed Video Hosting Services
     -------------------------------

     Until the last few years, satellite was the only technology that could deliver quality point to multi point, video, for business applications. Now, with the advancement of streaming technologies and the increase of bandwidth, the Internet provides an effective platform for video-based business training and communications. In fact, the Company's management believes that the Internet will become a major means of broadband business video delivery. Consequently, BI has aggressively invested in the infrastructure and personnel needed to be a leading provider of Internet-based services. Following are the services the Company currently provides.

     .     Dedicated server space
     .     High-speed, redundant Internet connection
     .     Secure access
     .     Seamless links from client's web site
     .     Customized link pages and media viewers
     .     Testing or self-checks
     .     Interactive discussion threads
     .     Participation/performance reports for managers/administrators
     .     Notification of participants via email
     .     Pay-per-view or other e-commerce applications
     .     Live events
     .     24/7 technical support

     Production & Content Development Services
     -----------------------------------------

     To support both satellite- and Internet-based delivery platforms, Broadcast International employs expert production and content development teams - complete with its own full service video and audio production studios. A list of these support services follows:

     .     In-studio or on-location video/audio production
     .     Editing/post-production
     .     Instructional design
     .     Video/audio encoding for Internet delivery
     .     Conversion of text or PowerPoint to HTML
     .     Alternative language conversion
     .     Access to "off-the-shelf" video training content

     BI's revenue is generated by charging fees for the services it provides, and/or by selling equipment and satellite time. A typical satellite network would generate one-time revenues from the sale and installation of satellite receivers and antennas and monthly revenues from network management help desk and full-time transponder purchases. On-site maintenance/service, production fees, and occasional satellite time are charged as they are used.

     For Internet-based services, the Company charges clients monthly fees for hosting content, account management, quality assurance and for technical support, if requested. For delivery of content, BI generally charges a fee every time a person listens to or watches a streamed audio or video presentation. Encoding, production and content creation or customization is all billed as services are performed. The Company has also entered into content development partnerships with professional organizations that have access to subject matter experts. In these cases, BI produces the web-based training presentation and sells it on a pay-per-view basis, sharing revenues with the respective partner.

     Since BI's mission is to be the premier provider in the market niches in which it operates, the Company charges premium prices for its services and tends to avoid commodity offerings that don't generate adequate margins.

     In the process of creating integrated technology solutions, the Company has developed proprietary software systems such as its Content Delivery System
(CDS), incorporating site, user, media, and template controls to provide a powerful mechanism to administer content delivery across multiple platforms and to integrate into any web-based system. The Company uses CDS to manage networks of thousands of video receiving locations for enterprise clients.

     Unique Technology

History

     In November 2001, management of BI was invited to an investor presentation hosted by an acquaintance of the management. The presentation purported to concern new technology in the video transmission area that would allow streaming of full motion video over the Internet at relatively lower bandwidths than commercially available from other companies such as RealNetworks and Microsoft, both of whom provide compression and streaming licenses and products for businesses and consumer use. BI had licensed both Real Player and Media Player for certain applications in its business and the introduction of a technology superior to the industry standards was intriguing.

     At the presentation, management was introduced to Interact Devices, Inc.
(IDI), a California corporation that had developed this innovative technology. BI was impressed enough with the demonstration that it wanted to pursue licensing the technology for application to its enterprise business as the Internet would provide a less costly distribution platform for video content than a satellite platform.

     On January 9, 2002 BI ("BI") entered into a license agreement ("Master License Agreement") with IDI granting BI exclusive rights to the technology for the customers identified in the Master License Agreement, the exclusive right to the technology for use in distance learning applications for various disciplines and unrestricted, non-exclusive rights elsewhere. Coincident with the execution of the Master License Agreement, BI subscribed to 249,501 shares of Series A2 Preferred Stock of IDI at $.6012 per share with a total subscription price of $150,000. The Master License Agreement was amended by a First Amendment to Master License Agreement dated November 15, 2002, which more particularly defined the technology to include "all of the Company's communications compression technologies in existence as of the date hereof, and hereafter developed and described in more detail in U.S. Patent Applications and all applications and embodiments thereof." The First Amendment further defined the License to be exclusive in the distance learning applications for a period of 2 years after IDI had a fully developed Windows based streaming product ready for deployment with BI's customers. The First Amendment also further defined the payment to IDI of royalties for the use of the Technology.

     On May 14, 2002, IDI granted BI an exclusive license ("Asia License") to manufacture, use and sell all products and services embodying the Technology in connection with the provision of services in a specific geographical area ("Territory") which was defined in the Asia License to include the following countries: Taiwan, Peoples Republic of China, Japan, Singapore, Australia, Malaysia, Thailand, India, North and South Korea, Mongolia, Burma, Bangladesh, Cambodia, Vietnam, New Zealand, Indonesia, the South Pacific Islands, and the Philippines. The Asia License was also amended on November 15, 2002 in the same manner as the amendments to the Master License Agreement. BI paid IDI $1,000,000 in consideration of the Asia License as well as to subscribe for the purchase of 666,667 shares of IDI Series B Preferred Stock.

     Finally, under a license agreement dated November 22, 2002, ("South America License") BI was granted an exclusive license to employ, use and sell all products and services embodying the Technology in connection with the provision of services in a territory, which was defined to include Mexico, all countries in South and Central America, and the following countries in the Middle East: Saudi Arabia, Israel, Syria, Iran, Iraq, Yemen, UAE, Oman, Jordan, Qatar, Kuwait, Lebanon, Afghanistan, Pakistan, Turkmenistan, Uzbekistan, Kyrgyzstan, and Egypt (for all applications except "E Learning"). BI paid IDI $300,000 in consideration of the South America License as well as to subscribe for the purchase of 200,000 shares of IDI Series B Preferred Stock.

      In the early weeks of 2003, the management of IDI and BI talked many times concerning the status of the development of the technology. It became apparent that IDI had not received sufficient funding to complete the development process and was seeking alternatives for additional funding. It had not paid its employees and had delayed payment of other operating expenses which resulted in over $1,000,000 of past due accounts payable. After negotiation between the parties on April 1, 2003, BI agreed to purchase half of each of the three IDI founders' shares of IDI common stock. The purchase contract required payment of 10% of the purchase price during 2003 with the remainder due in 2004. The purchase contract also required the founders to place all additional shares of their stock in a voting trust, which BI's President could then vote on all corporate matters. This arrangement resulted in BI owning or controlling approximately 62% of the voting stock of IDI. The three IDI founders who were IDI directors all resigned from the IDI Board of Directors. The remaining two IDI directors appointed three nominees from BI effective April 22, 2003, and BI assumed operational control of IDI.

     The technology development process continued throughout the summer of 2003 with BI providing the funding for salaries and ongoing operational expenses. Since assuming control of IDI, the Company has also managed the patent process undertaken to protect and perfect the intellectual property. The Master License Agreement was amended a second time in June, 2003, and in exchange for the Company providing the funding for ongoing development operations of IDI, the Company was granted the right to protect the intellectual property not only in IDI's name, but also to have applications for patents made in joint names, with BI being listed also as an owner of such patents. This was approved by the two IDI Board members not associated with BI and with the Board members associated with BI abstaining from the vote.

     In July 2003 there were several lawsuits filed by creditors of IDI and to forestall judgments against IDI and protect IDI's interest in the intellectual property, which is IDI's sole asset of any value IDI filed under Chapter 11 of
the Federal bankruptcy statutes for protection.    On February 20, 2004, IDI
filed a plan of reorganization with the United States Bankruptcy Court for the District of Utah for the purpose of settling IDI outstanding debts. The Company is providing the consideration to be used to satisfy the debts in the event the plan of reorganization is approved.

     The Company has trademarked the technology acquired as described above as "CodecSys", which the Company believes will provide new directions for the Company and increased markets for its services. Originally, the rights to the CodecSys technology were acquired to enable the Company to deliver its traditional services more cost effectively for its customers and to increase the number of potential customers who may benefit from a private video network, but who have not been large enough to afford satellite delivery of its content. As the technology development has progressed, the Company believes that many new business opportunities will be available to the Company outside of its core services and products.

Description of CodecSys

     CodecSys(tm) is a multi-codec system designed to create high quality video and audio transmissions at lower bandwidths than traditionally required by other streaming technologies. CodecSys(tm) manages libraries of standard and specialized codecs. It dynamically changes codecs and codec settings to produce full-motion video using less network bandwidth. Codec switching can happen on a scene-by-scene or even frame-by-frame basis.

     CodecSys delivers full-screen, full-motion video bandwidths lower than traditionally expected for video-on-demand, video conferencing, and other applications. In today's market, any video content designed to be distributed via satellite; cable, the Internet and other methods must be encoded into a digital stream using any one of numerous codecs. The most commonly used codecs are now MPEG2 and MPEG4. When new codecs are developed that perform functions better than the standards, all of the video content previously encoded in the old format must be re-encoded to take advantage of the new codec. CodecSys eliminates that obsolescence in the video compression marketplace by easily integrating new codec's into its library. Using a CodecSys switching system to utilize the particular advantages of each codec, the Company may adapt to any new codec as it becomes available.

     The CodecSys technology represents a paradigm shift from using only a single codec to compress video content, to using multiple codecs and algorithms in the compression and transmission. The codec system selects on-the-fly the most suitable codecs available from the various codecs stored in its library to compress a single video stream. As a video frame, or a number of similar frames (a scene), is compressed, CodecSys applies the codec from the library that best compresses that content. CodecSys repeats the selection throughout the video encoding process, resulting in the use of numerous codecs on a best performance basis. The resulting file is typically substantially smaller than when a single codec compression method is used.

New Products and Services

     CodecSys is a base technology around which the Company can build systems where new products and services can be provided. Products and services that immediately fit into the current Company suite of product offerings include enterprise satellite broadcast systems, Internet, web casting and distance learning. Other new products and services includes Data Storage and Entertainment and a variety of remote devices that can benefit from CodecSys once the technology is embedded in a chip application. These market sectors may be promoted through acquisitions and strategic partner relationships as well as the Company marketing the products and services directly.

     Following are examples with brief descriptions of various applications of the CodecSys technology that have been identified and targeted by the Company as initial commercial applications.


   Enterprise Satellite Broadcast System
---------------------------------------------  Integrating BI's CodecSys into
|                                            | its various satellite broadcast
| . Input from live source or digital        | systems will provide clients
|    video/audio data storage                | with the same or better
|                                            | quality video and audio content
| . Content is compressed and sent to        | at a fraction of current
|    satellite transponder                   | bandwidth thereby providing a
|                                            | substantial cost savings.
| . Set-Top Box with CodesSys Player         | Reducing bandwidth requirements
|                                            | has the net result of expanding
| . Compressed signal is received and        | satellite capacity by providing
|    and transcoded back to MPEG2/4          | satellite companies to sell
---------------------------------------------  more services.
 <diagram appears with descriptions above >


    Enterprise and Small Business Internet
        Broadband Streaming System
 --------------------------------------------  Using the CodecSys Internet-
|                                            | streaming solution, clients can
| . CodeSys agents and players are           | customize and optimize
|    dynamically downloaded                  | different streams, platforms
|                                            | and channels including
| . CodeSys Server manages compression       | broadband, dial-up connections,
|    and delivery (via Internet)             | landline, satellite and
|                                            | wireless. Commercial quality
|                                            | video and stereo audio at low
|    <diagram with drawing appears here>     | bandwidths provides a
|                                            | compelling competitive
|                                            | advantage. Laptops, cell
|                                            | phones, PDAs and Set Top Boxes
|                                            | serving televisions are
 --------------------------------------------  application examples.


            WI-FI Hotspot Networks
 --------------------------------------------  Using the Company's
|    Public Wi-Fi Hot Spot Internet Access   | installation and service
|                                            | network, WI-FI AP's or HotSpots
|    . Laptop and/or PDA                     | Networks are now being
|            to                              | installed allowing anyone with
|    . Wireless Access Point                 | a Wi-Fi enabled device to logon
|            to                              | to the Wireless network and
|    . ISP Modem/TI                          | surf the web or access
|            to                              | corporate resources with a
|    . The internet                          | secured connection.  Customers
 --------------------------------------------
      <drawings appear in box above>
are charged an hourly, daily, or monthly service fee for access to the Wireless network or this service may be free in some locations. Wi-Fi connection speeds are equal to or faster than Cable or DSL modems and are easy
and simple to get online.  BI will provide follow-up on   business streaming
products and services through these systems.


  Enterprise Video Conferencing Products
 --------------------------------------------  Internet-based video
|                                            | conferencing using CodecSys
|       Video Conference Units               | technology has been
|                                            | demonstrated in many foreign
|          Link on the internet              | countries as well as in the
|                                            | United States. IP point-to
|     Through a Multi Conference Server      | -point and multi-party
|                                            | conferencing is provided at
|                                            | significantly reduced costs
|    <drawings also appear in this box>      | with video quality equal to or
|                                            | better than other commercially
 --------------------------------------------  available equipment.

     Remote Monitoring Products
 --------------------------------------------  The Company's Remote Monitoring
|                                            | System is a general-purpose
|                                            | Internet network appliance. The
|                                            | system has a state-of-the-art
|                                            | controlled access procedure
|                                            | providing the administrator
|          <Photos from four cameras         | with full control over security
|             appear here>                   | and reporting capabilities of
|                                            | their camera network. Support-
|                                            | ing multiple cameras and micro-
|                                            | phones per location, the
|                                            | technology also provides an
|                                            | always-on or event driven
 --------------------------------------------  archiving function for viewing video and audio archives on demand. The product is designed to support remote management, security and managed care markets across multiple industries at 32 kbps connections.

     Distance Learning Products

     The Company has developed a proprietary Content Delivery System (CDS), incorporating site, user, media, and template controls to administer content delivery across multiple platforms and integrate in any web-based system. This system used with the CodecSys compression capabilities enables the Company's distant learning products and solutions, complete with features such as data sharing whiteboards, standard files and streaming video, to be the only full screen, on demand, distance learning service.

     Data Storage Products

     The Data Storage Industry estimates that storage needs are doubling every 100 days and as more countries start using the Internet this requirement could double every week or less. The Disk Drive Industry on March 14, 2001 stated that the only way to overcome the super paramagnetic limit is with some revolutionary new storage mechanism, perhaps using holographic or quantum effects. The ten times efficiencies factor provided by CodecSys in the media content element of this sector present a convincing argument for use of CodecSys technology by storage centers.

     VOD - Entertainment Systems

     A Video-on-Demand (VOD) system provides the ultimate flexibility of video services allowing customers to select the video programs from massive archives and view at any time they wish. The customers can interact with any of the VOD systems via a remote control, but it needs a set-top box, serving as the bridge between the subscriber and the system. In addition to selecting a movie, the subscriber can control the showing of the movie by using controls similar to those used on a conventional video cassette recorder (VCR), that, pause, fast-forward, and rewind.

     Digital videos are large files and demand real-time and continuous presentation and delivery. The transport network can be a cable TV system, satellite system, telephone network, wireless network, local area network or the Internet and currently require approximately seven Megahertz of bandwidth for delivery. Using CodecSy, the Company can delivery the same quality at under one Megahertz of bandwidth.

     A set-top box (STB) is a certain kind of bridge device connecting the home audio/video system to digital satellite systems, cable television, and the Internet. STB's are the interface between broadcasters and the consumer's television. Set-top boxes convert an incoming digital signal to the audio/video formats interpreted by today's television sets and audio devices. STB's can even translate digital input into an analog signal.

     The market for network-connected STB systems may be one of the largest applications of CodecSys. According to Gartner Dataquest, almost 350 million digital set-top box systems will be deployed by 2005. The Company's Intelligent player is imbedded on a chip and allows delivery of video content at greatly reduced bandwidth.

     Integrated Chip Application

     Future applications with strategic partners to the cell phone, handheld and general appliance sector through systems on a chip (SOC) offers large potential. SOC designs include embedded processors providing improved performance. Applying the CodecSys to the SOC environment will open the way to the mobile market. The dynamics of mobile streaming are very different from the rest of the streaming market. Parts of the technologies are different, as well as the applications and the possible users of the services. It is anticipated the market place for streaming services will experience an increase in the future as the communication application combined with wireless advances continue to be adapted by more businesses and consumer applications.

Status of CodecSys Technology

     The Company has commenced sales of video conferencing units utilizing a unix based platform. It has made its initial shipment of products and has received additional orders from its distributor in Mexico. Other products are currently being beta tested, but there has been no date set for introduction of any other products to the public. The Company is continuing its research and development program and has committed substantial resources to completion of additional commercial products.

Intellectual Property Protection

     Because much of the Company's value in the future depends on the CodecSys technology, the Company's patent and intellectual property strategy is important. Two provisional patents describing the technology were filed on September 30, 2001. The initial non-provisional or utility patent application for a system and method for communicating media signals was filed on July 1, 2003 with both the U.S. Patent Office under the Patent Cooperation Treaty.

     Amendments to the application were filed on September 26, 2002 with the United States Patent Office and additional patent applications were filed internationally under the PCT (Patent Cooperation Treaty) on September 26, 2002.

     On October 23, 2003 a second utility patent describing a system and method for compressing portions of a media signal using different codecs was filed, both in the U.S. and world wide under the PCT.

     The Company has identified additional potential patents which define the product specific applications of the processes that are covered by the original patents.

     The Company has filed for trademark protection for the "CodecSys" name.

     The Company has seven Federal Communications Licenses for two satellite uplinks, Ethernet, radio connections, and various video links between BI facilities and third party uplinks.

     The Company protects its trade secrets through use of confidentiality agreements with its employees and customers.


Major Customers

     The Company's largest three customers accounted for approximately 75% and 77% of all Company 2003 and 2002 revenues, respectively. As more customers are added to the services it is expected that the percentage received from those customers will be reduced significantly.

Competition

     In the private satellite network market, from which all of the fiscal 2003 revenues were derived, there are many firms which provide some or all of the services provided by the Company. Many of these competitors are larger than the Company and have significantly greater financial resources. In the bidding process for potential customers, many of the competitors have a competitive advantage in the satellite delivery of content because many own satellite transponders or otherwise have unused capacity that gives them the ability to submit lower bids than the Company is able to make.

     There are several additional major market sectors, in which the Company will potentially compete with the CodecSys technology, all with active competitors. These include the basic CODEC technology market, the corporate enterprise and small business streaming media market and the video conferencing market. These are sectors where the Company may compete by providing direct services.

     Competition in these new market areas will also be characterized by much larger and more powerful competitors, such as Microsoft and Yahoo that are already in the video compression and transmission business. Many of these competitors already have an established customer base with industry standard technology, which the Company must overcome to be successful.

     On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple Quicktime, MPEG2,4, On2, DivX, and many others. There are several companies, including Akamai, Inktomi, Activate and Loudeye utilizing different codec systems. They specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences. All are larger and have greater financial resources than the Company.

Employees

     The Company and its wholly owned subsidiary currently employs forty four people full time at the Company's executive offices and studio facilities in Utah, three employees at the Staples, Inc. studios in Framingham, Massachusetts and one employee based out of Portland, Oregon. In addition, the Company engages voice talent on an as needed basis at its recording studios.

Government Regulation

     Although the Company has FCC licenses to transmit video signals and uplinks to satellites, all its activities could be performed outside these licenses. All material Company business activities are subject to general governmental regulations with the exception of actual transmission of video signals via satellite.

Risk Factors

     SUCCESSFUL DEPLOYMENT OF TECHNOLOGY. For the Company to be successful it is imperative that it be able to complete the CodecSys development project and commence sales of products or licensing of the technology to other parties which would commercialize the technology. The Company has never been involved in a development project of the size and breadth that is involved with CodecSys and none of the management of the Company has ever been involved with a software development project. Management may lack the expertise to complete the project undertaken by the Company and the Company may not have the financial resources to complete the project.

      MARKET RISK. Currently less than 3% of the issued and outstanding shares of common stock of the Company are currently tradable. On October 1, 2004 there will be approximately 98% of the currently issued and outstanding shares of the Company's common stock will be available for sale through Rule
144. With the greatly increased number of shares of stock then available for sale it is possible that there will not be sufficient buyers of the stock to maintain the current trading price of the stock.

      LIMITED OPERATING HISTORY. Although the Company has been in existence for many years, its current business and its current management only assumed control of the business three years ago and has only a three year operating
history.   The Company and its management has not developed new technology with the possible impact of the CODECSYS technology and there is no assurance that the current management team will be able to hire those individuals that can develop the technology and bring it to market.

      COMPETITION. The communications industry is extremely competitive. The Company's competitors are larger and have greater financial resources than the Company has. In each of the product segments that the Company has chosen to attempt to penetrate, there are competitors which have many times the financial resources of the Company. In addition, they have established distribution channels and agreements with retailers that will make the penetration of those segments very difficult.

     DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent upon the efforts and abilities of the Company's management and consultants. It may be anticipated that in the foreseeable future, the loss of the services of any of the current management team would have a substantial adverse impact on the Company until the Company could find a qualified replacement, of which there can be no assurance. As a small company, the Company is dependent upon the current management to be the driving force in sales, marketing, and developing the new CODECSYS technology. The current management has never been in the business of developing new technology or bringing new revolutionary products to market. There is no assurance that they will have the ability, contacts, or know how to succeed in applying the CODECSYS technology to products and successfully marketing those products.

     FINANCIAL CAPACITY. The Company has current operations, but including the development costs of the CODECSYS technology the Company has sustained operating losses for the past two years and absent new customers or the severe curtailing of development expenditures, it will continue to experience those operating losses. The Company has no source of operating working capital except the current operations and new investment. Current revenues from ongoing operations do not currently cover anticipated development or sales and marketing of the CODECSYS technology.

     PATENT PROTECTION. For the Company to achieve its plans and goals it will be dependant not only on the technology delivering what is expected, but that the technology can be protected from unauthorized infringing. To prosecute potential infringers may require more resources than the Company has or will be able to secure. In such an event the competitive advantage of the Company may be lost due to its inability to enforce its patents.

     GENERAL ECONOMIC AND OTHER CONDITIONS. The Company's business may be adversely affected from time to time by such matters as changes in general economic, business and international conditions, prices and costs, technological developments and other factors of a general nature. It is possible that new developments in the compression marketplace will make the CodecSys technology obsolete before it can be brought to market.

     ABSENCE OF DIVIDENDS

The Company has not paid any dividends on its common stock and does not plan to do so in the foreseeable future.

                 ITEM 2.  DESCRIPTION OF PROPERTY

     The executive offices of the Company are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047. The Company occupies the space at the executive offices under a one-year lease, the term of which ends April 1, 2004. The Company anticipates renewing the lease for another one-year period. The lease covers approximately 13,880 square feet of office space leased at a rate of $22,845 per month. The Company's video studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of 15,193 square feet of space leased at a rate of $8,052 per month. The studio lease
expires on November 30, 2005.      Finally, the Company entered into a
one-year lease for office space located at 160 Blue Ravine, in the City of Folsom, California 95630. This space has been used by the Company for development of its new technology. It is for a term of 11 months and expires December 31, 2004 and is leased at a rate of $2500.00 per month. To the extent the Company continues the development program in California, it does not anticipate any problem with locating suitable space. The Company has no other properties.

                    ITEM 3.  LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company, and, to the best knowledge of the Company, no litigation has been threatened. The Company as a creditor of IDI is currently a party to the IDI bankruptcy proceeding discussed above in Item 1.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholders' meetings during the fiscal year.

                             PART II

  ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
     AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is currently traded in the over-the counter market on the NASD's Electronic Bulletin Board under the symbol "BCST". The following table sets forth, for the respective periods indicated, the high and low bid quotations, as adjusted for stock splits of the Company's common stock, as reported by the National Quotation Bureau, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Calendar Quarters      High Bid         Low Bid
-----------------     ---------        ---------

Fiscal 2003

First Quarter         $    7.25        $   6.50
Second Quarter             6.50            3.00
Third Quarter              4.50            4.00
Fourth Quarter             8.50            4.00

Fiscal 2002

First Quarter         $    6.90        $   3.30
Second Quarter             4.50            1.60
Third Quarter              3.50            1.00
Fourth Quarter             1.30             .80


     On February 24, 2004, the closing bid price of the Company's common stock was $4.25 per share, the high bid price was $4.90 per share and the low bid price was $1.01 per share. As of February 24, 2004, the Company had 18,185,736 post-reverse split shares of its common stock issued and outstanding, and there were approximately 192 shareholders of record.

Payment of Dividends

     As of the date hereof, the Company has not paid or declared any cash dividends. Future payment of dividends by the Company, if any, is at the discretion of the Board of Directors and will depend, among other criteria, upon the Company's earnings, capital requirements, and its financial condition as well as other relative factors. Management intends to retain any and all earnings to finance the development of its business, at least in the foreseeable future. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

Recent Sales of Unregistered Securities

     The following sets forth all securities issued by the Company within the past fiscal year without registration under the Securities Act of 1933, as amended (the "1933 Act"). No underwriters were involved in any stock issuances nor were any commissions paid in connection therewith.

     The issuance of qualified options is required to be based on market value. Accordingly, the exercise price is set based on the market price of the Company's common stock on the date of grant, even though the options convert into restricted stock.

     In August 2003, the Company issued 95,290 (Post Reverse Split) shares of common stock of the Company to 13 companies in satisfaction of $864,819 of accounts payable for goods and services provided to the Company, for satisfaction of a patent license and note, and to satisfy a cash advance to the Company of $20,000. In each instance, the Company creditor entered into a settlement agreement with the Company accepting the common stock received in full satisfaction of the respective claim.

     Also in August 2003, the Company issued 80,000 (Post Reverse Split) shares to two individuals in complete satisfaction of promissory notes, plus accrued interest, with an aggregate amount owing by the Company to the individuals of $500,000. The Company and the individuals entered into settlement agreements in which the common stock was received by the individuals in complete satisfaction of the promissory notes.

     In September, 2003, the Company issued 5,000 (Post Reverse Split) to each of the former President of the Company and the former Vice President of the Company as compensation for services rendered by the officers in winding down the Laser related operations of the Company and completing the acquisition of BI Acquisitions, Inc.

     In September 2003, the Company issued 200,000 (Post Reverse Split) shares of common stock to each of two third parties in exchange for an aggregate consideration of $75,000. The third parties entered into a subscription agreement with the Company related thereto.

     On October 1, 2003, the Company issued 3,250,402 (Post Reverse Split) shares of common stock to the twenty-one former shareholders of BI Acquisitions, Inc. in partial satisfaction of the shares issuable to such shareholders pursuant to the Stock Exchange Agreement entered into among the Company, BI Acquisitions, Inc. and the shareholders of BI Acquisitions, Inc. Because the Company's articles of incorporation did not allow for a sufficient number of shares be issued according to the Stock Exchange Agreement, the Company amended its articles of incorporation subsequent to the initial issuance of the 3,250,402 shares of common stock. Effective January 13, 2004, the Company cancelled the 3,250,402 shares issued on October 1, 2003 and issued 17,210,336 shares of common stock to the former shareholders of BI to satisfy the Company's obligation to issue shares to such shareholders pursuant to the Stock Exchange Agreement.

     An option holder of BI Acquisitions, Inc., whose options were assumed by the Company, exercised options to acquire 225,803 shares of common stock of the Company effective October 1, 2003. The Company could not issue the shares until January 13, 2004 after the reverse split of the stock was effective and the Company had sufficient shares authorized to affect the issuance.

     In each of the forgoing transactions, the Company relied on the exemption from registration under the 1933 Act set forth in Section 4 (2) thereof.

     There were no repurchases of Company common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information, Cautionary Statements and Risk Factors

     This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors including various risks and uncertainties, could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the CodecSys products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to have sufficient revenues to fund and maintain operations; (iv) volatility of the stock market, particularly within the technology sector; and (v) general economic conditions. (See "Risk Factors" included in ITEM 1.)Accordingly, readers should not place undue importance on such forward-looking statements which may prove to be inaccurate.

Results of Operations

     Because the acquisition of BI Acquisitions, Inc. is accounted for as a reverse acquisition with BI Acquisitions, Inc. treated as the accounting acquirer, the discussion of the results of the Company's operations and financial condition compares BI Acquisitions, Inc.'s results of operations and financial condition as of and for the years ended December 31, 2003 and 2002.

Revenues

     The Company realized total revenues of $4,928,486 for the year ended December 31, 2003 compared to total revenues of $5,031,178 for the year ended December 31, 2002. The net decrease in revenues is the result of a decrease in installation and production revenue because a major customer contract expired and was renegotiated with the Company providing fewer services and production. The decrease in installation and production services was partially offset by an increase in system sales and transponder usage.


Cost of Revenues

     The cost of revenues for the year ended December 31, 2003 aggregated $4,861,314 as compared to cost of revenues of $4,398,548 for the year ended December 31, 2002. The increase in cost of revenues of $462,766 was primarily a result of an increase of satellite transmission costs of $148,000 due to the addition of a new customer, an increase of $100,000 in the cost of equipment sold because of sales to the same customer, and an increase of $144,000 in depreciation and amortization due to an increase in depreciable assets.

Operating Expenses

     The Company incurred total operating expenses of $3,909,379 for the year December 31, 2003, compared to total operating expenses of $2,053,266 for the year ended December 31, 2002. The increase of $1,856,113 is primarily due to a reduction in compensation expenses of $395,950 which was offset by increases in other expense categories such a product development expenses which increased $106,871 and the impairment of license rights, investment in IDI preferred and common stock, and a note receivable which aggregate to $2,154,608.

     The Company's sales and marketing expenses for the year ended December 31, 2003 was $518,768 compared to sales and marketing expenses of $593,676 for the year ended December 31, 2002. The decrease of $74,908 is due primarily to a reduction of employee related costs and outside professional services.

Net Losses

     The Company had a net loss in the amount of $3,935,244 for the year ended December 31, 2003 compared to a net loss of $915,904 for the year ended December 31, 2002. The net loss before taxes increased by $2,477,616 which is the result of decreased revenues and increases in certain expenses as described above, as well as the impairment of license rights and note receivable and impairment of the Company's investment in Interact Devices, Inc. Preferred Stock and common stock as described above and also, as explained in the business narrative.

     In addition for the year ended December 31, 2002 the Company realized a tax benefit of $535,724 from the carry back of net operating losses to profitable years.

Liquidity and Capital Resources

     At December 31, 2003, the Company had cash of $314,667, total current assets of $974,482, current liabilities of $638,454, and total stockholders' equity of $761,755. The Company experienced negative cash flow used in operations during the fiscal year ended December 31, 2003 of $709,033 which was met by borrowings and investor capital contributions pursuant to subscription agreements. The Company expects to continue to experience negative operating cash flow as long as the Company continues its technology development program or until it increases its sales by adding new customers.

     The Company will continue to have the need for infusions of capital over an undetermined period of time. To date, the Company has met its working capital needs through sale of common stock under subscription agreements, and through a convertible loan, and anticipates that availability of such capital will continue over the next year. The Company is actively engaged in raising additional equity capital to meets its development and operational needs. However, as of the date of this Form 10-KSB, the Company has not been able to secure a placement of sufficient size to satisfy the next year's projected
needs.   Additional investor capital will result in future dilution to the
existing shareholders.   Future investment may depend, to some extent, on
results of operations, but there can be no assurance that the Company will be able to attract new investors or that the current venture investors will continue to fund operations if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event capital is not secured or if additional loans are not secured, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital, or on terms acceptable to the Company or to reduce costs sufficient to maintain the operations of the Company at its current level.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition

                  ITEM 7.  FINANCIAL STATEMENTS

    The following financial statements required by this Item 7 begin on Page F-1 of part F/S and are located following the signature page. All information which has been omitted is either inapplicable or not required.

    Independent Auditors' Reports
        Report of Tanner & Company for year ended December 31, 2003........F-1
        Report of Haynie and Company for year ended December 31, 2002......F-2

    Consolidated Balance Sheet as of December 31, 2003 and
    December 31, 2002......................................................F-3

    Consolidated Statements of Operations for the years ended
    December 31, 2003 and December 31, 2002................................F-5

    Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2003 and 2002.............................................F-6

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and December 31, 2002................................F-7

    Notes to Consolidated Financial Statements.............................F-8


    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year, there were no disagreements with accountants.


                ITEM 8A.  Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

                             PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth (i) the names of the executive officers,
(ii) their ages as of the date of this Form 10-KSB and (iii) the capacities in which they serve the Company:

     Name                     Age    Position                   Director Since
     -----------------------  ------ -------------------------- --------------
     Rodney M. Tiede          43     Chief Executive Officer,        2003
                                     President and Director

     Randy Turner             48     Chief Financial Officer         2003
                                     Treasurer and Director

     Reed L. Benson           57     Vice President, Secretary,      2003
                                     General Counsel and Director



     Rodney M. Tiede

     Mr. Tiede has been President, Chief Executive Officer and a Director of the Company since October 2003. From August 2000 to the present, Mr. Tiede has been President and Chief Executive Officer of BI Acquisitions, Inc., the Company's wholly owned subsidiary. From November 1987 to August 2000, Mr. Tiede was employed as Director of Sales, Vice President and General Manager of Broadcast International, Inc., the predecessor of BI Acquisitions, Inc. Mr. Tiede received a Bachelor of Science Degree in Industrial Engineering from the University of Washington in 1983.

     Randy Turner

     Mr. Turner has been Chief Financial Officer and a Director of the Company since October 2003. From August 2000 to the present, Mr. Turner has been Chief Financial Officer and Secretary of BI Acquisitions, Inc. From January 1990 to August 2000 Mr. Turner was Chief Accounting Officer of Broadcast International, Inc. and Treasurer of Data Broadcasting Corporation. He received a Bachelor of Science Degree in Accounting from Weber State University in 1985.

     Reed L. Benson

     Mr. Benson has been Vice President, Secretary, General Counsel and a Director of the Company since October 2003. He has been in the private practice of the law from April 2000 to the present and has consulted directly
with BI Acquisitions, Inc. during that period.    From August 1987 to April
2000, he was Vice President, Secretary and General Counsel for Broadcast International, Inc., and served as Vice President, Secretary and General
Counsel for Data Broadcasting Corporation from June 1995 to April 2000.    Mr.
Benson received a Bachelor of Science degree in Accounting from the University of Utah in 1971 and a Juris Doctor Degree from the University of Utah College of Law in 1976. Mr. Benson became a certified public accountant in 1974 and is currently an attorney licensed to practice in Utah.

Section 16 (a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

     Based solely on its review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders were filed, except that Rodney M. Tiede, Randy Turner, Renae Hambly, Ken Moore and Reed L. Benson filed Form 3 late, reporting their initial beneficial ownership.


Code of Ethics

     The Company has adopted a Code of Ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions, and is attached to this filing as Exhibit 14.


Audit Committee and Financial Expert

     The Company has not established an Audit Committee. The three current Directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

     The Company currently has no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.

                 ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following sets forth the compensation of the Company's Chief Executive Officer and the other officers who were executive officers as of December 31, 2003 and whose total annual salary and bonuses exceeded $100,000 for the three fiscal years ended December 31, 2003.

Summary Compensation Table
                                                    Long
                                                    Term
                                      Annual        Compensation
                                   Compensation     Awards
------------------- Fiscal      ------------------- ---------- ---------------
Name and            Year Ended                                 All Other
Principal Position  December 31  Salary($) Bonus($) Options(#) Compensation($)
------------------- ----------- ---------- -------- ---------- ---------------
Rodney M. Tiede     2003          30,000       0        0        1,245 (3)
Chief Executive     2002             0         0        0           0
Officer (1)         2001             0         0        0           0
------------------- ----------- ---------- -------- ---------- ---------------

Randy Turner        2003          25,000       0        0        1,068 (3)
Chief Financial     2002             0         0        0           0
Officer (1)         2001             0         0        0           0
------------------- ----------- ---------- -------- ---------- ---------------

Joyce Wickham       2003          56,138(2)    0        0       25,303(4)
President & Chief   2002          47,596       0        0        3,064
Executive Officer   2001          72,100       0        0          794
------------------- ----------- ---------- -------- ---------- ---------------

Reed L. Benson      2003          15,000(5)    0        0           0
Secretary,          2002             0         0        0           0
General Counsel,    2001             0         0        0           0
Vice President (1)
------------------- ----------- ---------- -------- ---------- --------------

(1) Became an executive officer October 1, 2003. Compensation listed dates from that date.
(2)  Former executive officer who resigned effective October 1, 2003.
(3) Includes amounts paid by company for 401(k) matching, and employee basic life insurance.
(4) Amount includes payments for employer portion of medical premiums and $22,500 for 5,000 shares of company stock
(5)  Mr. Benson was paid by way of a consulting fee.

                    Aggregated Option/SAR Exercises in Last
                   Fiscal Year and FY-End Options/SAR Values
                  -------------------------------------------

                                         Number of Securities             Value of
              Shares (#)                 Underlying Unexercised    Unexercised In-the-Money
              Acquired      Value ($)   Options/SAR's at FY-End(#) Options/SAR's at FY-End($)
Name          on Exercise   Realized    Exercisable/Unexercisable  Exercisable/Unexercisable
------------- ------------- ----------- ----------- -------------- ----------- -------------
Rodney M.
Tiede                  -           -             -           -           -             -

Randy Turner           -           -       508,056           -      $ 2,022,062        -

Joyce Wickham          -           -         5,000           -      $    15,000        -


There were no stock option grants to any of the above named executive officers and no long-
term incentive plans adopted by the Company.

                                       22

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the common stock of the Company, at February 24, 2003, by each director, current executive officer and executive officer named in the Summary Compensation Table appearing above, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.


                                       Amount & Nature
    Name & Address                     of Beneficial            Percent
    of Beneficial Owner                Ownership                of Class
    ---------------------------------- ------------------------ ----------

    Broadcast International, Ltd          7,389,889              40.4%
    PO Box 267
    Leeward Highway
    Providenciales
    Turks & Caicos Island

    Rodney M. Tiede (1)(2)                3,981,508              22.8%

    Renae Hambly (1)(3)                   1,732,090               9.2%

    Kenneth Moore (1)(4)                  1,732,090               9.2%

    Randy Turner (1)(5)                   1,518,008               8.1%

    Reed L. Benson (1)(6)                   686,089               3.8%

    All directors & executive
    officers as a group (3 persons)       6,185,605              31.2%

(1) The address for each named individual is the Company's address at 7050 Union Park Avenue, #600, Salt Lake City, Utah 84047, and all named individuals are employees of the Company.
(2) Includes 328,440 shares held by Mr. Tiede as Custodian under the Uniform Gift to Minors Act for the benefit of his children.
(3) Includes presently exercisable options to acquire a total of 512,758 shares of common stock held by Ms. Hambly and her spouse.
(4) Includes presently exercisable options to acquire 508,056 shares of common stock.
(5) Includes 57,477 shares held by Mr. Turner as Custodian under Uniform Gift to Minors Act for the benefit of his child and presently exercisable options to acquire a total of 508,056 shares of common stock.
(6) Mr. Benson and his spouse own a 40% equity interest in a limited liability company that owns all of the shares included. Mr. Benson is the manager of the limited liability company and, as such, has voting and investment power with respect to all such shares. Mr. Benson disclaims beneficial ownership of all such shares except to the extent of his equity interest therein.

Compensation of Directors

     There are no non-employee directors of the Company and employees receive no additional compensation for serving as directors.

Employment Contracts and Termination of Employment and Change of Control Arrangements

     There are no employment contracts or termination of employment and change of control arrangements.


Compensation Committee Interlocks and Insider Participation

     The Company does not currently have a Compensation Committee.

Board Meetings

     During the year ended December 31, 2003, the Board took five separate actions by unanimous written consent resolution, but no formal meetings were held.


Securities Authorized for Issuance under Equity Compensation Plans
______________________________________________________________________________
                                                              Number of
                                                              securities
                                                              remaining
                                                              available for
                                                              future issuance
                                                              under equity
                   Number of securities   Weighted-average    compensation
                   to be issued upon      exercise price of   plans (excluding
                   exercise of out-       outstanding         securities
                   standing options,      options, warrants   reflected
Plan category      warrants and rights    and rights          in column (a))
                          (a)                (b)                  (c)
______________________________________________________________________________
Equity compensation
Plans approved by
Security holders           -                  -                    -

Equity compensation
Plans not approved by
Security holders         2,969,024          $.29                 2,814,573
______________________________________________________________________________
TOTAL                    2,969,024             -                 2,814,573
______________________________________________________________________________

      The Company stock incentive plan that was adopted without the approval of the security holders, under which options are issued for common stock requires (i) that all options issued under the plan be granted at fair market value on the date of grant; (ii) that all options be for a period of ten years; (iii) that for all employees the options vest equally over a three year period and that for directors or other parties the options vest upon grant; and (iv) that the options are non-transferable.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 1 2003, BI entered into a stock purchase agreement ("Agreement") with three of the founders of Interact Devices, Inc. ("IDI") to acquire approximately 25% of IDI and coincident to the Agreement the President of the Company was granted the right to vote the remaining shares owned by the founders for a one year period, which resulted in the Company having the right to vote in excess of 60% of the voting stock of IDI. Pursuant to the Agreement, the founders resigned as officers and members of the Board of Directors of IDI and management of the Company assumed operational control of IDI and were appointed to the IDI Board. To date members of Company management occupy 3 of the 5 IDI Board seats.

     Since April 2003, the Company has invested money in IDI through payment of operating expenses, which continued the CodecSys development project. At year-end, the Company expensed all but approximately $82,200 of amounts advanced. The $82,200 was advanced pursuant to a promissory note that is secured by assets and technology of IDI.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

Exhibit No.

2.1 Stock Exchange Agreement among Laser Corporation, BI Acquisitions, Inc. and the Shareholders of BI Acquisitions, Inc. dated as of October 1, 2003 (1)

3.1   Amended Articles of Incorporation
3.2   Bylaws - previously filed and incorporated by reference

10.1  2004 Long Term Incentive Plan

14    Code of Ethics, As Adopted  Pursuant to Section 406 of the
      Sarbanes-Oxley Act of 2002

21.1  Subsidiaries

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a -14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Executive Officer Pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to exhibit 2.1 of Form 8K filed October 14, 2003

      (b)  Reports on Form 8-K

      The Company filed a report on Form 8-K on or about October 15, 2003 reporting the acquisition of assets and change of control as a result of the acquisition of BI Acquisitions, Inc. by the Company. The Company also filed a report on Form 8-K/A on or about December 11, 2003 related to the acquisition referenced above, including financial statements as identified therein.

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

                                              2003          2002
                                          ------------- --------------
      Audit fees                          $     13,400  $       7,675
      Audit-related fees                             -            325
      Tax fees                                   2,150          1,775
      All other fees                                 -              -
                                          -------------  -------------
      Total                               $     15,550   $      9,775
                                          =============  =============

Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-QSB, assistance with and review of documents filed with the SEC and comfort letters. Audit-related fees principally consisted of audit related consultation. Tax fees included tax compliance and tax consultations.

The board of directors has adopted a policy that requires advance approval of all audit, audit -related, tax services, and other services performed by our independent auditor. The policy provides for pre -approval by the board of directors of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the board of directors must approve the permitted service before the independent auditor is engaged to perform it.

                            SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Broadcast International, Inc.


Date: March 24, 2003                   /s/ Rodney M. Tiede
                                  -------------------------------------------
                                  By:  Rodney M. Tiede
                                  Its:  President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 24, 2003                   /s/ Rodney M. Tiede
                                  --------------------------------------------
                                  By:    Rodney M. Tiede
                                  Its:   President, Chief Executive Officer
                                         and Director
                                        (Principle Executive Officer)

Date: March 24, 2003                  /s/ Randy Turner
                                  --------------------------------------------
                                  By:    Randy Turner
                                  Its:   Chief Financial Officer and Director
                                        (Principle Financial and Accounting
                                          Officer)

Date: March 24, 2003                 /s/ Reed L. Benson
                                  --------------------------------------------
                                  By:    Reed L. Benson
                                  Its:   Vice President, General Counsel and
                                         Director

                             Part F/S


                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Broadcast International, Inc.


We have audited the consolidated balance sheet of Broadcast International, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and used cash from operations during the years ended December 31, 2003 and 2002. As discussed in Note 3 to the consolidated financial statements, there is a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to that are also described in Note 3. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.


/s/ Tanner + Co.

Salt Lake City, Utah
February 20, 2004
                               F-1

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders:
BI Acquisitions, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Broadcast International, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. as of December 31, 2002, and the results of its operations, changes in its stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Haynie & Company

Haynie & Co.
Salt Lake City, Utah
February 5, 2003

                  Broadcast International, Inc.
                    CONSOLIDATED BALANCE SHEET


                                                        December 31
                                                ---------------------------
                                                      2003      2002
                                                ------------- -------------
ASSETS:
Current Assets
   Cash and cash equivalents                    $    314,667  $    316,166
   Trade accounts receivable, net                    429,056       518,996
   Income taxes receivable                             2,951       521,760
   Inventory                                          71,174        27,056
   Prepaid expense                                   156,634       160,689
                                                ------------- -------------
Total current assets                                 974,482     1,544,667


Property and Equipment
   Furniture and fixtures                             63,589        61,288
   Leasehold improvements                            236,542       236,542
   Machinery and equipment                         1,635,549     1,521,669
   Accumulated depreciation                         (900,005)     (497,844)
                                                ------------- -------------
Property and equipment, net                        1,035,675     1,312,655

Other assets
   Intangible licensing rights, at cost                    -     1,325,000
   Investment in Interact Devices, at cost                 -       400,000
   Deferred income tax asset                               -       129,340
   Deposits and other assets                           7,824        60,824
   Related party note Receivable                      82,208             -
                                                ------------- -------------
Total other Assets                                    90,032     1,915,164
                                                ------------- -------------

Total Assets                                    $  2,100,189  $  4,772,486
                                                ============= =============







(See the accompanying notes to consolidated financial statements)

                  Broadcast International, Inc.
                    CONSOLIDATED BALANCE SHEET



                                                        December 31
                                                ---------------------------
                                                      2003      2002
                                                ------------- -------------
LIABILITIES:

Current Liabilities
   Accounts payable                             $    175,246  $    148,497
   Accrued liabilities:
     Payroll and related expenses                    122,220       234,898
     Other accrued expenses                           80,181        55,039
   Unearned revenues                                 256,963       363,618
   Deferred income tax liability                           -       123,780
   Current portion of long-term obligations            3,844        86,548
                                                ------------- -------------
Total current liabilities                            638,454     1,012,380

Long-term obligations                                 99,980         4,786
Deferred bonus payable                               600,000       480,000
                                                ------------- -------------
Total Liabilities                                  1,338,434     1,497,166

Commitments and contingencies                              -             -

STOCKHOLDERS EQUITY:
   Preferred stock, no par value; 10,000,000
     Shares authorized, none issued                        -             -
   Common stock, $.05 par value; 40,000,000
     Shares authorized, 18,185,736 and
     15,745,859 shares issued in 2003 and
     2002, respectively                              909,287       787,293
   Additional paid-in capital                      3,870,179     2,570,494
   Retained earnings (deficit)                    (4,017,711)      (82,467)
                                                ------------- -------------
Total stockholders' equity                           761,755     3,275,320
                                                ------------- -------------

Total liabilities and stockholders' equity      $  2,100,189  $  4,772,486
                                                ============= =============









(See the accompanying notes to consolidated financial statements)

                  Broadcast International, Inc.
               Consolidated Statement of Operations
                 For the years ended December 31

                                                     2003         2002
                                                ------------- -------------
Net Sales                                       $  4,928,486  $  5,031,178

Cost of Sales                                      4,861,314     4,398,548
                                                ------------- -------------
Gross profit                                          67,172       632,630

Operating Expenses:
  Administrative and general                         910,239     1,240,697
  Selling and marketing                              518,768       593,676
  Production and maintenance                         325,764       218,893
  Impairment of license rights, note
   receivable and Interact Devices investment      2,154,608             -
                                                ------------- -------------
Total Operating Expenses                           3,909,379     2,053,266
                                                ------------- -------------

Total operating loss                              (3,842,207)   (1,420,636)

Other income (expense)
  Interest income                                      9,112         5,661
  Interest expense                                  (102,450)      (20,466)
  Loss from equity investments in
   unconsolidated entities                                 -       (29,550)
  Other income                                         6,301        13,363
                                                ------------- -------------
Loss before income taxes                          (3,929,244)   (1,451,628)

Provision for income taxes
  Current tax expense (benefit)                            -      (400,558)
  Deferred tax expense (benefit)                       6,000      (135,166)
                                                ------------- -------------
Total provision for income taxes                       6,000      (535,724)
                                                ------------- -------------

Net loss                                        $ (3,935,244) $   (915,904)
                                                ============= =============

Loss per share basic and diluted                $       (.23) $       (.07)
                                                ============= =============

Weighted average shares basic and diluted         16,847,000    14,005,000
                                                ============= =============






(See the accompanying notes to consolidated financial statements)






                        Broadcast International, Inc.
                Consolidated Statement of Stockholders Equity
                    Years ended December 31, 2003 and 2002


                    Treasury Stock       Common Stock        Additional     Retained       Total
                    --------------- -----------------------    Paid-in      Earnings    Stockholders'
                    Shares  Amount    Shares      Amount       Capital      (Deficit)      Equity
                    ------ -------- ----------- ----------- ------------- ------------- -------------

Balance,
 January 1, 2002         - $  (222)   6,702,728 $    6,703  $    744,328  $    833,437  $  1,584,246

Restatement for
 recapitalization        -     225    4,802,513    568,559      (568,784)            -             -

Common stock
 issued for cash         -       -    4,240,618    212,031     2,394,950             -     2,606,981

Purchase of treasury
 stock at cost           -      (3)           -          -             -             -            (3)

Net loss                 -       -            -          -             -      (915,904)     (915,904)
                    ------ -------- ----------- ----------- ------------- ------------- -------------
Balance,
 December 31, 2002       -       -   15,745,859    787,293     2,570,494       (82,467)    3,275,320

Acquisition of
 Laser Corporation       -       -      749,597     37,480       (42,506)            -        (5,026)

Common stock
 issued for cash         -       -    1,464,477     73,224     1,248,501             -     1,321,725

Common stock issued
 on exercise of
 stock options           -       -      225,803     11,290        (6,290)            -         5,000

Beneficial
 conversion feature      -       -            -          -        99,980             -        99,980

Net loss                 -       -            -          -             -    (3,935,244)   (3,935,244)
                    ------ -------- ----------- ----------- ------------- ------------- -------------
Balance,
 December 31, 2003       - $     -   18,185,736 $  909,287  $  3,870,179  $ (4,017,711) $    761,755
                    ====== ======== =========== =========== ============= ============= =============










      (See the accompanying notes to consolidated financial statements)

                                     F-6











                        Broadcast International, Inc.
                     Consolidated Statement of Cash Flows
                       For the years ended December 31


                                                                          2003         2002
                                                                     ------------- -------------
Cash flows from operating activities:
  Net loss                                                           $ (3,935,244) $   (915,904)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
       Depreciation and Amortization                                      402,161       258,428
       Deferred income tax expense (benefit)                                6,000      (135,166)
       Impairment of Investment in IDI/License right                    2,154,608             -
       Beneficial conversion feature                                       99,980             -
       Allowance for Doubtful Accounts                                    (27,120)       58,938
    Changes in Assets & Liabilities:
       Accounts receivable                                                143,676      (141,547)
       Income taxes receivable                                            518,809      (521,760)
       Inventories                                                        (44,117)            -
       Prepaid Expenses                                                   (23,001)      (15,057)
       Deposits and Other Assets                                           53,000          (835)
       Accounts Payable                                                    16,407         4,149
       Accrued Liabilities                                                (87,537)       56,304
       Deferred Revenues                                                 (106,655)      198,675
       Income Taxes Payable                                                     -       (83,895)
       Deferred bonus payable                                             120,000       480,000
                                                                     ------------- -------------
Net cash used by operating activities                                    (709,033)     (757,670)

Cash Flows from investing activities:
  Purchase of Equipment                                                  (125,181)     (441,753)
  Related party note receivable                                           (82,208)            -
  Investment in IDI and pre-petition related party note receivable       (429,608)     (400,000)
  Purchase of Intangible Licensing Right                                        -    (1,325,000)
  Cash received in reverse acquisition of Laser Corp                        5,316             -
                                                                     ------------- -------------
Net cash used by investing activities                                    (631,681)   (2,166,753)

Cash flows from financing activities:
  Principal Payments - Debt                                               (87,490)     (225,845)
  Stock issued for cash                                                 1,321,725     2,606,978
  Proceeds from exercise of stock options                                   5,000             -
  Loan Financing                                                           99,980             -
                                                                     ------------- -------------
Net cash provided by financing activities                               1,339,215     2,381,133

Net decrease in cash and equivalents                                       (1,499)     (543,290)

Cash and equivalents, beginning of year                                   316,166       859,456
                                                                     ------------- -------------

Cash and equivalents, end of year                                    $    314,667  $    316,166
                                                                     ============= =============
Supplemental disclosures of cash flow information:
   Interest paid                                                     $      2,470  $     40,857
   Income taxes paid                                                 $          -  $     70,851



      (See the accompanying notes to consolidated financial statements)



                  Broadcast International, Inc.
            Notes to Consolidated Financial Statements

Note 1 - Organization
---------------------

BI Acquisitions, Inc. (BI) was incorporated in Utah in December 1999 and began operations in January 2000. BI provides satellite uplink services and related equipment service, web hosting services, and video production services primarily to large retailers, other businesses, and to a third party provider of in-store music and video.

On July 1, 2000, BI purchased certain assets and assumed certain liabilities of Broadcast International, including the right to use its name, trademarks and copyrights, from the parent company of Broadcast International, Data Broadcast Corporation, in exchange for 400,000 shares of BI's common stock and options to purchase an additional 110,000 shares of BI common stock.

On October 1, 2003, Laser Corporation acquired BI by issuing a total of 17,210,268 shares (post reverse split) of its common stock for 98% of the issued and outstanding BI common stock. The transaction was accounted for as a reverse acquisition, or recapitalization of BI, with BI being treated as the accounting acquirer. Effective January 13, 2004, Laser Corporation changed its name to Broadcast International, Inc.

The consolidated financial statements herein include the operations of BI from January 1, 2002 to December 31, 2003, and the operations of Broadcast International, Inc. (the Company) from October 1, 2003 to December 31, 2003. The operations of Broadcast International, Inc. prior to October 1, 2003 (date of reverse acquisition) have not been included in these consolidated financial statements due to the immaterial nature of the operations. All intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Significant Accounting Policies
----------------------------------------

Management Estimates
--------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
The Company financial instruments consist of cash, receivables, notes receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes receivable and notes payable approximates fair value as the individual notes bear interest at market interest rates.

Cash and Cash Equivalents
-------------------------
The Company considers all cash on hand and in the banks, and highly liquid investments with maturities of three months or less to be cash equivalents.
At December 31, 2003 and 2002 the Company had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Concentration of Credit Risk
-----------------------------
Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade accounts receivable. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company's accounts receivable include three customers whose combined balances represent approximately 67% and 81% of trade receivables as of December 31, 2003 and 2002, and who's related sales revenues account for approximately 75% and 77% of total revenues for the years ended December 31, 2003 and 2002.

Inventories
-----------
Inventories consisting of electrical and computer parts are stated at the lower of cost or market determined using the first-in, first-out method.

Property and Equipment
----------------------
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the property, generally from three to five years. Repairs and maintenance costs are expensed as incurred except when such repairs significantly add to the useful life or productive capacity of the asset, in which case the repairs are capitalized.

Income Taxes
-------------
The Company accounts for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

Loss per Common Share
---------------------
The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options and warrants outstanding during the year, using the treasury stock method and the average market price per share during the year. Options to purchase 2,969,024 and 18,800 shares of common stock at prices ranging from $.02 to $60.63 per share were outstanding at December 31, 2003 and 2002, respectively. As the Company experienced a net loss during the years ended December 31, 2003 and 2002, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such options would be anti-dilutive.

Stock Compensation
------------------
On December 31, 2003, the Company instigated the 2004 Long Term Incentive Plan to provide stock-based compensation to employees and others. Prior to December 31, 2003 the Company had two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the year ended December 31, 2003, 100,000 pre-reverse split shares of Stock were issued to the former management of the Company. During the year ended December 31, 2003, the Company issued options to purchase 720,226 shares of common stock at an exercise price that was less than the fair market value on the date of grant. As the options vesting period begins in 2004, no expense was recorded during the year ended December 31, 2003. No other options granted had an exercise price less than the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Years Ended December 31,
                                                        2003         2002
                                                 -------------- -------------
    Net loss, as reported                        $  (3,935,244) $   (915,904)
    Addback:
      Stock-based employee compensation expense
      Determined under intrinsic value based method
      For all awards, net of related tax effects             -             -
    Deduct:
      Total stock- based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                      (59,178)      (23,398)
                                                 -------------- -------------
    Pro forma net loss                           $  (3,994,422) $   (939,302)
                                                 ============== =============
   (Loss) earnings per share:
     Basic and diluted - as reported             $        (.23) $       (.07)
                                                 ============== =============
     Basic and diluted - pro forma               $        (.24) $       (.07)
                                                 ============== =============

The weighted average fair value of options granted during year ended December 31, 2003 was $0.55 per share. As the Company was private at the time of the grant of the options, the Company has used an expected volatility of near zero in accordance with terms of SFAS No. 123. The fair value for the options granted in 2003 were estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

     Risk free interest rate      3.96%
     Expected life (in years)     8
     Expected volatility          near zero
     Expected dividend yield      0.00%

Revenue Recognition
-------------------
The Company recognizes revenue when evidence exists that an arrangement exists between the Company and its customers, delivery of the Company product or service has occurred, the Company selling price to its customers is fixed and determinable, and collectibility is reasonably assured. The Company recognizes as deferred revenue, billings made to clients for services for which the services have not yet been provided, and therefore the earnings process is not complete.

Advertising Expenses
--------------------
The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $23,054 and $48,727, respectively.

Reclassifications
-----------------
Certain reclassifications have been made to the 2002 financial statements in order for them to conform to the classifications used for the current year.

Note 3 - Going Concern
-----------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy their liabilities and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing. There is no assurance the Company will be successful in its efforts.

Note 4 - Trade Accounts Receivable
----------------------------------

The Company's trade accounts receivable are shown in the accompanying balance sheet net of its allowance for uncollectable accounts of $29,170 and $42,360 as of December 31, 2003 and 2002, respectively.

Note 5 - Investment in Interact Devices, Inc
--------------------------------------------

During 2001 and 2002, BI Acquisitions, Inc. (BI) entered into various licensing agreements with Interact Devices, Inc. (IDI)to license its technology. In addition to these license agreements, convertible preferred stock of IDI was purchased with these same payments. Additionally, on April 1,2003, the Company entered into a stock purchase agreement ("Agreement") with three of the founders of Interact Devices, Inc. ("IDI") to acquire approximately 25% of IDI. Coincident to the Agreement the President of BI was granted the right to vote the remaining shares owned by the founders for a one year period, which resulted in the Company having the right to vote in excess of 60% of the voting stock of IDI. Pursuant to the Agreement, the founders resigned as officers and members of the Board of Directors of IDI. Management of BI assumed operational control of IDI and were appointed to the IDI Board. To date members of BI management occupy 3 of the 5 IDI Board seats.

Since April 2003, the Company has advanced additional cash to IDI for the payment of operating expenses, which continued the CodecSys development project. At year end the Company expensed all but approximately $82,200 of amounts advanced. The $82,200 was advanced pursuant to a promissory note that is secured by assets and technology of IDI.

On April 1, 2003 BI entered into a revolving line of credit promissory note with IDI. The note was at the sole discretion of BI and allowed IDI to draw up to $1,000,000. All principal and interest at 10% per annum was due and payable on December 31, 2003. On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection.

Due to the bankruptcy filing of IDI, at December 31, 2003,the Company recognized an operating charge of $2,154,608 representing all investment in IDI as of that date. The following table is a detail of the charge.

          Licensing Agreements                        $ 1,725,000
          IDI Founder Shares Purchase Initial Payment     300,000
          Revolving line of credit promissory note        129,608
                                                      -----------
                                                      $ 2,154,608

On October 31, 2003, IDI petitioned the court, with BI consent, to have the note extended to December 31, 2004, with the interest changed to 18% per annum and have any additional borrowings subject to a continuing security agreement, which secured the note with the assets of IDI. In order to continue development of the IDI technology, the court approved additional funding by BI of up to $143,000. As of December 31, 2003 the post petition secured note receivable was $82,208.

Note 6 - Long-term Obligations
------------------------------

Convertible Line of Credit Promissory Note
------------------------------------------
On December 23, 2003 the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both Turks and Ciacos corporations. The Company may obtain advances as needed to fund operating expenses. The note bears interest at the rate of six percent (6%) per annum on the outstanding amount and is due and payable along with all principal amount on March 31, 2005. However, the Company may only make advanced payments with permission from the Lenders. Any portion of the note is convertible at the Lenders sole discretion after January 14, 2004 until the due date, for common shares of the Company at the rate of $1.00 per share. Once notified of the election to convert, the Company will within 30 days prepare a registration statement with the Securities and Exchange Commission to register said shares. As the Lender converts portions of the above mentioned note to common stock of the Company, any accrued interest for that portion is deemed to be forgiven and shall not be payable. At December 31, 2003 the Company had borrowed $99,980. As of December 31, 2003, the Company recorded $99,980 as a beneficial conversion feature associated with the advances made under this line of credit. The $99,980 is included in interest expense.

DBC Acquisition
---------------
On July 1, 2000, the Company purchased certain assets and assumed certain liabilities from Data Broadcast Corporation (DBC). Long-term obligations arose from the acquisition of the assets and the assumptions of certain liabilities in the acquisition from DBC. These obligations primarily include the present value of the future obligation to provide office and warehouse space to and on behalf of the seller, DBC as follows:

                                                      December 31,
                                                  2003         2002
                                             ------------- -------------
     Long-term obligations requiring
        Monthly payments totaling
        Approximately $19,500 per month
        Present valued at the rate of
        9.5% annually                        $      3,844  $     91,334
     Less current portion                           3,844        86,548
                                             ------------- -------------
                                             $          -  $      4,786
                                             ============= =============

Note 7 - Operating Leases
-------------------------

The Company administrative offices are located in Midvale, Utah and are being leased on an annual basis through an extension of an original lease. The current lease extension expires on April 30, 2004. The company anticipates entering into an additional one-year extension. Additionally, the company lessees a 15,200 square foot facility, housing it audio and video production studios, on a multi-year lease which expires on November 30, 2005.The Company recognized rent expense of approximately $415,399 and $387,084 in 2003 and 2002, respectively.

Future minimum payments under non-cancelable operating leases at December 31, 2003 are as follows:


                                  Year      Amount

                                  2004      $  188,250
                                  2005          91,245
                                            ----------
                                            $  279,495
                                            ==========

Note 8 - Income Taxes
---------------------

The (expense) benefit for income taxes differs form the amount computed at the federal statutory rates as follows:

                                                         Years Ended
                                                         December 31,
                                                     2003         2002
                                                 --------------- -------------
     Federal income tax (expense)
       benefit at statutory rates                $    1,269,000  $    468,876
     State income tax (expense)
       benefit at statutory rates                       197,000        72,581
     Net deferred tax assets acquired
       in reverse acquisition                         2,240,000             -
     Other                                               (5,000)       (5,733)
     Change in valuation allowance                   (3,707,000)            -
                                                 --------------- -------------

                                                 $       (6,000) $    535,724
                                                 =============== =============

Deferred tax assets (liabilities) consist of the following:

                                                          December 31,
                                                 -----------------------------
                                                      2003          2002
                                                 --------------- -------------
     Assets:
      Net operating carryforwards                $    2,603,000  $    134,732
      General business and AMT
       credit carryforwards                             226,000             -
      Deferred compensation                             204,000       179,041
      Impairment of investment                          733,000             -
      Other                                              13,000             -
                                                 --------------- -------------
     Total deferred tax assets                   $    3,779,000  $    313,773
                                                 =============== =============
     Liabilities
      Depreciation                                      (72,000)     (238,389)
      Other                                                   -       (69,824)
                                                 --------------- -------------
     Total deferred tax liabilities              $      (72,000) $   (308,213)
                                                 =============== =============

     Net deferred tax assets and liabilities          3,707,000         5,560

     Valuation allowance                             (3,707,000)            -
                                                 --------------- -------------

     Total, net deferred tax assets              $            -  $      5,560
                                                 =============== =============


The Company has net operating loss carryforwards for tax purposes of approximately $7,655,000 at December 31, 2003 available to offset future taxable income which begin to expire in 2004. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. During the year ended December 31, 2003, the Company had a change of over 50% ownership due to the reverse acquisition of Laser Corporation. Therefore, net operating losses of approximately $2,595,000 were excluded from future use. At December 31, 2003 a valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.

Note 9 - Company Stock and Stock Purchase Agreement
---------------------------------------------------

Company Stock
-------------
The Company has authorized two classes of stock, Preferred stock with no par value and Common stock with a $.05 par value. No Preferred stock has been issued, while 18,185,736 shares of common stock were issued and outstanding at December 31, 2003. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on
all matters submitted to a vote of the shareholders.   The following table
shows the common stock issuance for the year ending December 31, 2003 and the subsequent issuance as of January 31, 2004.


Sale of Common Stock
--------------------
On December 20, 2000, BI Acquisitions, Inc. (BI) entered into a stock purchase agreement with Broadcast International, LTD (BI-LTD) a non related entity, a British Virgin Islands corporation, to purchase 7,389,889 equivalent post 10:1 reverse split shares of the Company's common stock. The stock purchase agreement was to have expired on December 31, 2001, however, the BI Board of Directors agreed to extend the agreement to December 31, 2002. On January 7, 2003, a final extension was granted by the BI Board of Directors allowing BI-LTD to complete the purchase of all remaining shares which took place prior to December 31, 2003. The following table details stock purchases by year, the number of shares is shown as though purchased after the 10:1 reverse stock split of January 13,2004.


                   Year       Shares       Proceeds
                  -----     ------------  -----------

                   2000        284,227    $   120,000
                   2001      1,539,560        650,000
                   2002      4,119,080      2,582,902
                   2003      1,447,002      1,321,726
                            ------------  ------------
                             7,389,889    $ 4,674,628
                            ============  ============

The terms of the above agreement provide for a bonus payable to certain employee/shareholders totaling $600,000. Management has determined that the payment of this bonus is to be long-term, and has classified this obligation accordingly. The cumulative balance at December 31, 2003 and 2002 is $600,000 and $480,000, respectively.

Note 10 - Stock Option Plan
---------------------------

The Company sponsors a stock option plan covering certain key employees. Options to purchase shares of the Company's common stock are granted at a price not less than 100% of the estimated market price on the date granted. Options generally may be exercised six months after the date granted and expires ten years after being granted except to stockholders who own greater than 10% of the outstanding shares of the Company, for whom options expire 5 years after being granted. Options granted are vested on a three-year vesting schedule, one-third each year. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeit. The information presented is shown as though the 10:1 reverse split of January 13, 2004 had been completed at December 31, 2003.


                                         Options           Option Price
                                         Outstanding         Per Share
                                        -------------     ----------------

     Outstanding at January 1, 2002           29,758      $ 1.00  - 37.30
      Granted to employees                     1,300                 9.50
      Expired                                 (1,500)       13.00 - 37.30
      Forfeited                              (10,758)        1.00 - 45.90

     Outstanding at December 31, 2002         18,800         1.00 - 45.90
      Converted from BI                    3,185,427         0.02 -  0.55
      Expired                                   (400)       11.25 - 20.16
      Forfeited                               (9,000)                1.00
      Exercised                             (225,803)                0.02
                                          -----------
     Outstanding at December, 31, 2003     2,969,024     $   0.02 - 60.63
                                          ===========

The following table summarizes information about stock options and warrants outstanding at December 31, 2003.

                            Outstanding                 Exercisable
               --------------------------------------------------------------
                             Weighted
                             Average      Weighted               Weighted
   Range of                  Remaining    Average                Average
   Exercise    Number        Contractual  Exercise  Number       Exercise
   Prices      Outstanding   Life (years) Price     Exercisable  Price
  ------------ ------------- ------------ --------- ------------ -------------
  $       0.02    1,524,168     6.25      $   0.02    1,524,168  $   0.02
          0.04      248,383     6.59          0.04      248,383      0.04
     0.33-0.55    1,187,073     8.77          0.53      192,091      0.47
          1.00        3,000     3.00          1.00        3,000      1.00
    9.50-16.86        3,400     6.42         11.71        3,400     11.71
   35.25-60.63        3,000     5.39         45.88        3,000     45.88
  ------------ ------------- ------------ --------- ------------ -------------
  $  .02-60.63    2,969,024     7.28      $   0.29    1,974,042  $   0.07
 ============= ============= ============ ========= ============ =============


Note 11 - Retirement plan
-------------------------

The Company has implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan. The Company matches contributions up to 100% of the first 3% of participant's compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the year ended December 31, 2003 and 2002, the Company made matching contributions totaling $65,557 and $90,823, respectively.

Note 12 - Supplemental cash flow information
--------------------------------------------

On October 1, 2003, BI was treated as the accounting acquirer of Laser Corporation in the reverse acquisition on October 1, 2003. BI assumed Accounts payable of $10,342, increased Common stock by $37,480 and decreased Additional paid-in capital by $42,506, and received net cash of $5,316.

Note 13 - Recent Accounting Pronouncements
------------------------------------------

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition


Note 14 - Subsequent Events
---------------------------

Reverse Split (January 13, 2004)
--------------------------------
On January 13, 2004, the Board of Directors approved a 10:1 reverse stock split. The financial statements reflect the reverse stock split as if it had occurred on January 1, 2002.

Issuance of Additional Shares (February 3, 2004)
-----------------------------------------------
On February 3, 2004, the Company issued 105,000 shares of common stock to three consultants of the Company in consideration of services performed by the consultants.

Interact Devices Inc.
---------------------

In February 2004, Interact Devices Inc. (IDI) submitted a plan of reorganization to the Federal Bankruptcy Court in which the unsecured creditors of IDI would receive a total of 70% of their pre-petition claims totaling approximately $1,542,750, with 20% being paid in cash, generally over a period of four years and 50% in the form of restricted common stock of Broadcast International, Inc (the Company). In exchange for the stock, the Company would receive 40,000,000 shares of common stock in IDI. Additionally, the Company would receive stock in IDI at $.04 per share from any funding made by BI Acquisitions, Inc. (BI) pursuant to a revolving line of credit between BI and IDI dated April 1, 2003. At December 31, 2003, IDI reflects a note payable of $211,816, with $82,208 (post-petition amount) recorded on the balance sheet as long-term debt, the difference of $129,608 was included in an operating charge recorded by BI in 2003. The plan of reorganization is subject to approval of the creditors and confirmation by the bankruptcy court. If confirmed the Company will own approximately 80% of the common stock of IDI.

Streamware Solutions AB
------------------------

    License Agreement
    -----------------
    On February 6, 2004, Interact Devices Inc. (IDI) entered into a license agreement with Streamware Solutions AB, (Streamware) a Swedish corporation, which dissolved a previous Partner Agreement dated April 26, 2002. The license agreement provides Streamware certain rights to the IDI technology, including a 2-year exclusivity for certain companies located in Europe. Use of the technology by Streamware will result in fees being received by IDI.

    Stock Issuance and Option Grant Agreement
    -----------------------------------------
    In association with the license agreement with Streamware, the Company has agreed to deliver 1,000,000 shares of Company common stock to Streamware in exchange for the rights to market the IDI technology to the non-exclusive customers of Europe, which were previously unavailable due to the Partner Agreement. Additionally, the Company has granted Streamware a 2-year option to purchase 1,500,000 of the Company common stock at the per share price of $4.50.


     Stock Purchase and Option Grant Agreement
     -----------------------------------------
     In association with the license agreement mentioned above, Streamware has agreed to purchase up to 250,000 shares of the Company common stock at a per share price of $2.00, on or before March 4,2004. Of the 250,000 shares available, Streamware purchased 187,500 shares .The Company has granted Streamware the right to purchase these shares in association with the rights to market the IDI technology to the non-exclusive customers located in Europe, which were previously unavailable due to the Partner Agreement. Additionally, the Company has granted Streamware shareholders a 2-year option to purchase 7 times the number of shares purchased above, of the company's common stock at a per share price of $4.50.