Form 10QSB
period 2004-03-31
BROADCAST INTERNATIONAL INC
filed 2004-05-12
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the Quarterly Period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transitional period ________ to __________.


                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

           Utah                             87-0395567
 ----------------------------------------------------------------
 (State of Incorporation)       (IRS Employer Identification No.)

    7050 Union Park Ave. #600, Salt Lake City, Utah      84047
 ----------------------------------------------------------------
     (Address of Principal Executive Offices)      (Zip Code)

                          (801) 562-2252
 ----------------------------------------------------------------
         (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. ( x ) Yes  (   ) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                         Outstanding as of May 6, 2004
    --------------------------            -----------------------------
         Common Stock                            18,478,236 shares

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

                  Broadcast International, Inc.
      Form 10-QSB for the three months ended March 31, 2004


                        Table of Contents




Part I - Financial Information                                          Page

         Item 1.  Financial Statements                                   3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                      9

         Item 3.  Controls and Procedures                               11

Part II - Other Information

         Item 1.  Legal Proceedings                                     12

         Item 2.  Changes in Securities and Small Business
                  Issuer Purchases of Equity Securities                 12

         Item 3.  Defaults Upon Senior Securities                       12

         Item 4.  Submission of Matters to a Vote
                  of Security Holders                                   12

         Item 5.  Other Information                                     12

         Item 6.  Exhibits and Reports on Form 8-K                      12

Signatures                                                              14

                 Part I  -  Financial Information

Item 1. Financial Statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           (Unaudited)
                                                                 March 31,
ASSETS                                                             2004
------                                                         -------------
CURRENT ASSETS
  Cash and cash equivalents                                    $    473,457
  Trade receivable (net)                                            685,449
  Inventory                                                          51,888
  Prepaid expenses                                                  166,670
                                                               -------------
  Total Current Assets                                            1,377,464
                                                               -------------
NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                         954,927
  Note receivable                                                   195,008
  Patents                                                           124,324
  Other assets                                                        7,824
                                                               -------------
TOTAL ASSETS                                                   $  2,659,547
                                                               =============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES
  Accounts payable                                             $    387,882
  Accrued Payroll & related expenses                                220,916
  Other accrued liabilities                                          27,435
  Unearned revenue                                                  281,543
  Current portion of long term liabilities                              972
                                                               -------------
  Total Current Liabilities                                         918,748
                                                               -------------
LONG-TERM DEBT
  Deferred bonus                                                    600,000
  Notes payable                                                     449,560
                                                               -------------
  Total Liabilities                                               1,968,308
                                                               -------------
COMMITMENTS AND CONTINGENCIES                                             -

STOCKHOLDERS' EQUITY
  Preferred Stock, no par value, 10,000,000
   shares authorized; no shares issued                                    -
  Common Stock, $.05 par value, 40,000,000
   shares authorized; 18,478,236 shares
   issued and outstanding                                           923,912
  Additional paid-in capital                                      6,175,566
  Accumulated deficit                                            (6,408,239)
                                                               -------------
  Total Stockholders' Equity                                        691,239
                                                               -------------
                                                               $  2,659,547
                                                               =============

See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                      Three Months Ended
                                                  --------------------------
                                                    March 31,     March 31,
                                                      2004          2003
                                                  ------------- ------------
REVENUES:
  Net sales                                       $  1,375,856  $ 1,508,628
  Interest and other income                              2,445        1,469
                                                  ------------- ------------
                                                     1,378,301    1,510,097
COSTS AND EXPENSES:
  Cost of Sales                                      1,358,047    1,201,653
  Administrative and general                         1,867,953      200,568
  Selling and marketing                                193,180      183,684
  Interest                                             349,649        1,698
                                                  ------------- ------------
                                                     3,768,829    1,587,603
                                                  ------------- ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES            (2,390,528)     (77,506)
  Income Tax Benefit                                         -            -
                                                  ------------- ------------

NET LOSS                                          $ (2,390,528) $   (77,506)
                                                  ============= ============

TOTAL NET LOSS PER SHARE - Basic and Diluted      $       (.13) $      (.01)
                                                  ============= ============
Weighted average number of shares of Common Stock
  outstanding - Basic and Diluted                   18,307,000   15,746,000
                                                  ============= ============













See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                     Three Months Ended
                                                  ---------------------------
                                                    March 31,    March 31,
                                                      2004          2003
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $ (2,390,528) $    (77,506)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                      99,085        99,154
     Deferred bonus payable                                  -        40,000
     Beneficial conversion                             349,580             -
     Common stock issued for services                  795,000             -
     Options issued for services                       800,432             -
     Provision for losses on accounts receivable         6,500       (17,500)
     (Increase) decrease in:
        Receivables                                   (259,942)      151,590
        Inventories                                     19,286       (44,301)
        Other assets                                   (10,036)       (1,065)
     Increase (decrease) in:
        Accounts payable and accrued expenses          258,586       (81,887)
        Unearned revenue                                24,580       (51,484)
                                                  ------------- -------------
     Net cash (used in) provided by
     operating activities                             (307,457)       17,001

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                (18,337)      (73,477)
  Technology patents                                  (124,324)            -
  Related party note receivable                       (112,800)            -
  Investment in related party                                -       (40,000)
                                                  ------------- -------------

     Net cash used in investing activities            (255,461)     (113,477)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases                           (2,872)      (59,880)
   Proceeds from the sale of Stock                     375,000       449,378
   Loan proceeds                                       349,580             -
                                                  ------------- -------------

     Net Cash provided by financing activities         721,708       389,498
                                                  ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              158,790       293,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         314,667       316,166
                                                  ------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $    473,457  $    609,188
                                                  ============= =============

See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          March 31, 2004


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

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


NOTE C - RECLASSIFICATIONS

         Certain 2003 financial statement amounts have been reclassified to conform to 2004 presentations.


NOTE D - WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each year.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the year, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the year. Options to purchase 4,330,903 and 3,185,427 shares of common stock at prices ranging from $.02 to $60.63 per share were outstanding at March 31, 2004 and 2003, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

NOTE E - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. During the quarter ended March 31, 2004, 5,000 shares of common stock were issued to an individual of the management of the Company. The amount of expense recognized on the income statement was $20,000. Options to purchase 258,000 and 716,942 shares of the Company's common stock were issued to employees and management for the quarters ended March 31, 2004 and 2003, respectively. All options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The options vested during the three months ended March 31, 2004 and 2003 would have the following effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based
Compensation:


                                                 Three Months Ended March 31,
                                                        2004         2003
                                                 -------------- -------------
    Net loss, as reported                        $  (2,390,528) $    (77,506)
    Addback:
      Stock-based employee compensation expense
      determined under intrinsic value based method
      for all awards, net of related tax effects             -             -
    Deduct:
      Total stock- based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                     (117,206)      (23,398)
                                                 -------------- -------------
    Pro forma net loss                           $  (2,507,734) $   (100,904)
                                                 ============== =============
   (Loss) earnings per share:
     Basic and diluted - as reported             $        (.13) $       (.01)
                                                 ============== =============
     Basic and diluted - pro forma               $        (.14) $       (.01)
                                                 ============== =============

The weighted average fair value of options granted during the three months ended March 31, 2004 was $2.32 per share. The fair value for the options granted in 2004 were estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

     Risk free interest rate      3.67%
     Expected life (in years)     8
     Expected volatility          48.74%
     Expected dividend yield      0.00%

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

         For the quarter ended March 31, 2004, a non-cash expense of $795,000 was recorded in Administrative and General Expense of which $420,000 was for services rendered by consultants paid by the issuance of 105,000 shares of common stock, and $375,000 by the issuance of 187,500 shares of common stock sold below fair market value to Streamware Solutions AB, a Swedish Corporation, pursuant to a Stock Purchase and Option Grant Agreement dated February 6, 2004. Additionally, the agreement granted Streamware options to purchase 1,312,500 shares of common stock of the Company at an exercise price of $4.50 per share, expiring February 6, 2006 and immediately exercisable, resulting in an $800,432 non-cash expense recorded in Administrative and General Expense.

On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both Turks and Caicos corporations. The Company may obtain advances as needed to fund operating expenses. The note is due and payable on March 31, 2005. Any portion of the note is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the quarter ended March 31, 2004, the Company borrowed an additional $349,580 making the total amount borrowed $449,560. Although the note bears an annual interest rate of 6%, which would be forgiven upon conversion, the Company believes the entire amount of the note will be converted, whereby it has recorded the beneficial conversion feature of the note. During the quarter ended March 31, 2004, the Company recorded $349,580 as a beneficial conversion feature associated with the advances made under this line of credit. The $349,580 is included in interest expense.

The Company paid no cash for income taxes or interest expense during the quarters ended March 31, 2004 and 2003.


NOTE G - SUBSEQUENT EVENT

On April 8, 2004 the Debtors Disclosure Statement in the Interact Devices, Inc. (IDI) Chapter 11 Bankruptcy was approved by the court and the Plan of Reorganization was sent to the parties in interest. If the plan is approved by the creditors of IDI, the Company will satisfy the debt obligations of IDI, at a discounted rate, by issuing approximately $750,000 worth of common stock of the Company (the number of shares to be determined based on the Company's average trading stock price from April 8 until the date the bankruptcy is concluded) and approximately $250,000 cash to be paid over a 5 year period. In exchange, the Company will become approximately an 80% shareholder of IDI. Additionally, the Company has entered into a Stock Issuance and Option Grant Agreement along with a License Agreement with Streamware Solutions AB, a Swedish Corporation, whereby with the successful conclusion of the IDI Bankruptcy, the Company will issue Streamware 1,000,000 shares of common stock of the Company along with 1,500,000 options to purchase additional shares of common stock of the Company expiring in 2 years at the exercise price of $4.50. In exchange, the Company will receive 3,162,552 shares, representing 20% of capital stock of Streamware. Additionally, Streamware will relinquish to the Company, any exclusive marketing rights pertaining to the IDI technology in certain countries. Streamware, however, will retain exclusive marketing rights for 2 years for 5 Scandinavian countries.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Information

      This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the Company's products and services;
(iii) volatility of the stock market, particularly within the technology sector; and (iv) general economic conditions. Also see Risk Factors beginning on page 11 of Form 10-KSB for the year ended December 31, 2003. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Accordingly, readers should not place undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements or any underling assumptions.


Results of Operations for the three months ended March 31, 2004 and March 31,
2003

Revenues

     The Company generated $1,375,856 in revenue during the three months ended March 31, 2004. During the same three-month period in 2003, the Company generated revenue of $1,508,628. The decrease in revenue of $132,772 was due primarily to two factors. The Company renewed one of its customer's contracts and is providing fewer services under the new contract. In addition, there was a one-time license fee received in 2003 that was not repeated in 2004. The net reduction in revenue from these two factors of approximately $251,600 was offset by increases in revenue from installation contracts.

     The Company's accounts receivable include three customers whose combined balances represent approximately 78% and 81% of trade receivables as of March 31, 2004 and 2003, respectively, and whose related sales revenues account for approximately 53% and 73% of total revenues for the quarters ended March 31, 2004 and 2003, respectively. Any material reduction in revenues generated from any one of these customers could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Cost of Revenues

     Costs of Revenues increased by approximately $156,400 to $1,358,047 for the three months ended March 31, 2004, from $1,201,653 for the three months ended March 31, 2003. The increase was due primarily to increased sales of equipment, which resulted in an increase in the cost of equipment sold to the Company's customers. There was not an increase in the cost of equipment relative to the sales price of the equipment. The other cost components were approximately unchanged.

Expenses

     Operating expenses for the three months ended March 31, 2004 were $2,061,133 compared with operating expenses for the three months ended March 31, 2003 of $384,252. The increase of approximately $1,677,000 resulted largely from two non-cash items, 1) $795,000 from the issuance of common stock for services rendered from Streamware Solutions and outside consultants assisting the Company in positioning the development and deployment of the Company's CodecSys technology, and 2) $800,432 to record the value of options granted to Streamware to purchase 1,312,500 shares of common stock of the Company at an exercise price of $4.50 per share. Other items included an increase of approximately $26,000 in sales and marketing expenses, and increase of approximately $71,900 in general and administrative expenses offset by a decrease in product development expenses of approximately $16,500.

Other

     For the three months ended March 31, 2004, the Company incurred interest expense of $349,649 compared to interest expense for the three months ended March 31, 2003 of $1,698. The full amount of the increase resulted from the Company recording interest expense related to a Convertible Note's beneficial conversion feature as the conversion price of $1.00 per share was less than the average trading price of the Company's stock during the quarter and assuming that the note holder will exercise its option to convert and satisfy the obligation through conversion.

     The Company realized a net loss for the three months ending March 31, 2004 of $2,390,528 compared with a net loss for the three months ended March 31, 2003 of $77,506. Of the net loss for the quarter ended March 31, 2004, approximately 80% ($1,945,012) resulted from the treatment of expected conversion of the convertible note and issuance of company stock and options valued at fair market value. The remainder of the increase in the net loss resulted from the decrease in sales as noted above in conjunction with the increases of costs as set forth above.

Liquidity and Capital Resources

     At March 31, 2004, the Company had cash of approximately $473,000 and total current assets of approximately $1,377,000 compared to total current liabilities of approximately $919,000 and total stockholder's equity of approximately $691,000.

     For the three months ended March 31, 2004, the Company used approximately $307,000 of cash for operating activities. The cash used for operations was provided primarily from proceeds from sales of Company common stock and from loan financing.

     The Company estimates that its monthly expenses over the next several months will exceed its monthly income by between approximately $100,000 and $150,000 per month, depending on the level of activity of the Company. The Company anticipates that its negative cash flow will diminish somewhat as a result of recent sales activity. However, to the extent the Company continues to experience a revenue shortfall between its sales activities and the Company's operating costs, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received from sales of its common stock and borrowings under a convertible line of credit agreement. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital or would be required to restructure its development program and reduce its costs, which may negatively impact the Company and its ability to continue with its business plan. The dilution experienced by the existing shareholders in the event of
such additional capital infusions cannot be determined at this time.   There
can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.


Off-Balance Sheet Arrangements

     The Company has no Off-Balance Sheet arrangements.


Item 3.  Controls and Procedures

 Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of the Company's management, as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 Changes in Internal Control over Financial Reporting. Based upon the evaluation noted above, there were no changes that occurred during the quarter in the Company's internal control over financial reporting or other factors that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                   Part II - Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Small Business Issuer Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information

     The Company has entered into an agreement with Interact Devices, Inc. ("IDI") to acquire approximately 80% of the issued and outstanding stock of IDI in exchange for the Company providing the funding required by IDI's Plan of Reorganization (the "Plan") filed with the United States Bankruptcy Court on April 8, 2004. The Plan and related disclosures have been approved by the Court and have been sent to the IDI creditors for approval or rejection. In the event the Plan is approved, the Company will be obligated to pay approximately $250,000 in cash over five years to the IDI creditors and to issue approximately $750,000 worth of the Company's common stock to the IDI creditors. If the Plan is not approved, the Company will have no obligation regarding the IDI creditors.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit 10.1   Employment Agreement- Rodney M. Tiede

Exhibit 10.2   Employment Agreement- Reed L. Benson

Exhibit 10.3   Employment Agreement- Randy L. Turner

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Broadcast International, Inc.


Date: May 12, 2004                 /s/ Rodney M. Tiede
                                  --------------------------------------------
                                  By:  Rodney M. Tiede
                                  Its:  President and Chief Executive Officer
                                  (Principle Executive Officer)


Date: May 12, 2004                 /s/ Randy Turner
                                  -------------------------------------------
                                  By:  Randy Turner
                                  Its: Chief Financial Officer (Principle
                                  Financial and Accounting Officer)