Form 10QSB
period 2004-06-30
BROADCAST INTERNATIONAL INC
filed 2004-08-19
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the Quarterly Period ended June 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transitional period ________ to __________.


                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                  Utah                          87-0395567
       -----------------------        --------------------------------
      (State of Incorporation)        (IRS Employer Identification No.)

      7050 Union Park Ave. #600, Salt Lake City, Utah  84047
     -------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

                          (801) 562-2252
         -----------------------------------------------
         (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( x ) Yes ( ) No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                      Outstanding as of August 15, 2004
           -----                      ---------------------------------
  Common Stock,.05 Par Value                19,624,701 shares

Transitional Small Business Disclosure Format: Yes [  ] No [ X ]

                  Broadcast International, Inc.
                           Form 10-QSB

                        Table of Contents


Part I - Financial Information                                         Page

         Item 1.  Financial Statements                                  3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                     9

         Item 3.  Controls and Procedures                               13

Part II - Other Information

         Item 1.  Legal Proceedings                                     14

         Item 2.  Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities                        14

         Item 3.  Defaults Upon Senior Securities                       15

         Item 4.  Submission of Matters to a Vote of Security Holders   15

         Item 5.  Other Information                                     15

         Item 6.  Exhibits and Reports on Form 8-K                      16

Signatures                                                              16

Item 1. Financial Information

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           (Unaudited)
                                                                  June 30,
ASSETS                                                             2004
------                                                          -------------

CURRENT ASSETS
  Cash and cash equivalents                                     $    254,296
  Trade receivable (net)                                             707,156
  Inventory                                                           27,836
  Prepaid expenses                                                   174,704
                                                                -------------
    Total Current Assets                                           1,163,992
                                                                -------------

NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                          912,705
  Patents                                                            137,552
  Other assets                                                         7,824
                                                                -------------
TOTAL ASSETS                                                    $  2,222,073
                                                                =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
  Accounts payable                                              $    161,167
  Accrued payroll & related expenses                                 285,324
  Other accrued liabilities                                           30,444
  Unearned revenue                                                   205,141
  Current portion of long term liabilities                            78,824
                                                                 ------------
    Total Current Liabilities                                        760,900
                                                                 ------------
LONG-TERM DEBT
  Deferred bonus                                                     600,000
  Notes and other liabilities                                      1,139,307
                                                                 ------------
    Total Liabilities                                              2,500,207
                                                                 ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred Stock, no par value, 10,000,000
    shares authorized; no shares issued                                    -
  Common Stock, $.05 par value, 40,000,000
    shares authorized; 19,621,701 shares
    issued and outstanding                                           981,085
  Additional paid-in capital                                      16,440,858
   Accumulated deficit                                           (17,700,077)
                                                                 ------------
    Total Stockholders' Deficit                                     (278,134)
                                                                 ------------

                                                                 $ 2,222,073
                                                                 ============

 See accompanying notes to consolidated condensed financial statements



          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                  Three Months Ended         Six Months Ended
                             --------------------------- ---------------------------
                                June 30,      June 30,      June 30,     June 30,
                                  2004          2003          2004         2003
                             ------------- ------------- ------------- -------------

REVENUES:
  Net sales                  $  1,556,040  $  1,201,913  $  2,931,896  $  2,710,541
  Interest and other income        14,958         4,007        17,403         5,476
                             ------------- ------------- ------------- -------------
                                1,570,998     1,205,920     2,949,299     2,716,017
COSTS AND EXPENSES:
  Cost of sales                 1,511,644     1,181,176     2,869,691     2,382,829
  Research and development
   in process                  10,343,945             -    11,519,377             -
  Administrative and general      296,504       302,072       989,025       502,640
  Selling and marketing           265,086       246,830       458,266       430,514
  Interest                        445,657           418       795,306         2,116
                             ------------- ------------- ------------- -------------

                               12,862,836     1,730,496    16,631,665     3,318,099
                             ------------- ------------- ------------- -------------
LOSS FROM OPERATIONS
 BEFORE INCOME TAXES          (11,291,838)     (524,576)  (13,682,366)     (602,082)

   Income Tax Benefit                   -             -             -             -
                             ------------- ------------- ------------- -------------

       NET LOSS              $(11,291,838) $   (524,576) $(13,682,366) $   (602,082)
                             ============= ============= ============= =============
TOTAL NET LOSS PER SHARE
   - Basic and Diluted       $       (.59) $       (.03) $       (.73) $       (.04)
                             ============= ============= ============= =============
Weighted average number of
shares of Common Stock
outstanding
    - Basic and Diluted        19,019,793    16,741,703     18,663,465   15,996,195
                             ============= ============= ============== ============













           See accompanying notes to consolidated condensed financial statements

                                4


          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                          Six Months Ended
                                                      ---------------------------
                                                         June 30,     June 30,
                                                           2004         2003
                                                      ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(13,682,366) $   (602,082)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                         202,199       201,060
     Deferred bonus payable                                      -       120,000
     Beneficial conversion                                 795,230             -
     Common stock issued for services                      420,000             -
     Common stock and options issued for research and
       development in process                           10,228,019             -
     Liability assumed for research and development
       in process                                        1,291,358
     Provision for losses on accounts receivable            26,000       (10,000)
     (Increase) decrease in:
        Receivables                                       (287,645)      595,656
        Inventories                                         50,334       (20,603)
        Other assets                                       (15,903)      (27,453)
     Increase (decrease) in:
        Accounts payable and accrued expenses               70,594       (44,067)
        Unearned revenue                                   (51,822)      (96,765)
                                                      ------------- -------------
        Net cash (used in) provided by
         operating activities                             (954,002)      115,746

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                    (32,779)     (115,924)
  Technology patents                                      (137,552)            -
  Investment in related party                                    -      (120,000)
                                                      ------------- -------------
        Net cash used in investing activities             (170,331)     (235,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital leases                               (13,830)      (81,948)
  Related party note receivable, net                      (182,800)            -
  Proceeds from the sale of Stock                          465,362       898,731
  Loan proceeds                                            795,230             -
                                                      ------------- -------------
       Net Cash provided by financing activities         1,063,963       816,783
                                                      ------------- -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (60,371)      696,605

CASH AND CASH EQUIVALENTS, BEGINNIG OF PERIOD              314,667       316,166
                                                      ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    254,296  $  1,012,771
                                                      ============= =============






See accompanying notes to consolidated condensed financial statements



          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          June 30, 2004

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

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

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the periods presented, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the periods presented. Options to purchase 6,030,903 and 3,185,427 shares of common stock at prices ranging from $.02 to $60.63 per share were outstanding at June 30, 2004 and


                                6
<PAGE

2003, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

NOTE E - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's approximate net loss and loss per share would have been the pro forma amounts indicated below:


                                 Three Months Ended           Six Months Ended
                                      June 30,                    June 30,
                                 2004          2003          2004           2003
                               ------------- ------------ ------------- ------------
Net loss, as reported          $(11,291,838) $  (524,576) $(13,682,366) $  (602,082)
 Addback:
   Stock-based employee
   compensation expense
   determined under intrinsic
   value based method for all
   awards, net of related tax
   effects                                -            -             -            -
 Deduct:
   Total stock- based employee
   compensation expense
   determined under fair value
   based method for all awards,
   net of related tax effects      (124,767)           -      (241,973)     (23,398)

                               ------------- ------------ ------------- ------------

   Pro forma net loss          $(11,416,605) $  (524,576) $(13,924,339) $  (625,480)
                               ============= ============ ============= ============
  (Loss) earnings per share:
     Basic and diluted -
     as reported               $       (.59) $      (.03) $       (.73) $      (.04)
                               ============= ============ ============= ============
     Basic and diluted -
     pro forma                 $       (.60) $      (.03) $       (.75) $      (.04)
                               ============= ============ ============= ============

The weighted average fair value of options granted during the three and six months ended June 30, 2004 was $3.07 and $2.32 per share, respectively. The fair value for the options granted in the three months ended June 30, 2004 were estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

     Risk free interest rate      4.04%
     Expected life (in years)     8
     Expected volatility          37.49%
     Expected dividend yield      0.00%

NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

         For the six months ended June 30, 2004, a non-cash expense of $420,000 was recorded in Administrative and General Expense for services rendered by consultants compensated by the issuance of 105,000 shares of common stock.


         On May 18, 2004 an Order Confirming the Debtor in Possession's Plan of Reorganization (the Plan) in the bankruptcy case for Interact Devices, Inc.
(IDI) was issued. As a result of this action, the Company was issued approximately 50,127,218 shares of the common stock of IDI representing approximately 79% of the outstanding stock of IDI. The Company recorded the following amounts related to the acquisition of research and development in process from IDI from the assumption of liabilities and consolidation of IDI:

         Receivable from IDI                      $  (265,008)
         Liabilities assumed from IDI               (1,066,773)
         Research and development in process         1,291,358
         Trade receivables, net                         13,506
         Inventory                                       6,997
         Prepaid expenses                                2,166
         Equipment                                      46,450
         Accounts payable and accrued liabilities      (28,696)
                                                  -------------
                                                             -

In accordance with the Plan, in exchange for the common shares of IDI, the Company issued 120,308 shares of common stock of Broadcast International, Inc. valued at approximately $733,866 to the former creditors of IDI. Additional payments totaling approximately $332,907 will be made to the former IDI creditors in equal quarterly installments of approximately $20,000 over of the next four years, which together total the $1,066,773 liabilities assumed by the Company.

         Additionally, the principals of Streamware Solutions AB, a Swedish Corporation, purchased 187,500 shares of common stock below fair market value pursuant to a Stock Purchase and Option Grant Agreement dated February 6, 2004. Streamware was issued an additional 1,000,000 shares of common stock pursuant to a Stock Issuance and Option Grant Agreement also dated February 6, 2004. The Company also issued to Streamware or its principals 2,812,500 options to purchase common shares of the Company at an exercise price of $4.50 per share, expiring February 6, 2006, associated with the agreements mentioned above. These agreements were entered concurrently with IDI entering into an amended Partner Agreement with Streamware, and all expenses associated with Streamware and the IDI bankruptcy settlement above were recorded as Research and Development in Process, as part of the on-going development costs of the CodecSys technology. The Company recorded the following related to these agreements:

         Research and development in process expense,
            stock issued below market                       375,000
         Research and development in process expense,
            additional stock issued                       6,000,000
         Research and development in process expense,
            fair value of stock options                   3,853,019
         Common stock                                       (50,000)
         Additional paid-in capital                     (10,178,019)
                                                        ------------
                                                                  -

         On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both Turks and Caicos corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004 the Note was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the Note extended from March 31, 2005 to April 1, 2006. Any portion of the note is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the six months ended June 30, 2004, the Company borrowed an additional $795,230 making the total amount borrowed $895,210. Although the note bears an annual interest rate of 6%, which would be forgiven upon conversion, the Company believes the entire amount of the note will be converted, whereby it has recorded the beneficial conversion feature of the note. During the six months ended June 30, 2004, the Company recorded $795,230 as a beneficial conversion feature associated with the advances made under this line of credit. The $795,230 is included in interest expense.

         The Company paid no cash for income taxes or interest expense during the three and six months ended June 30, 2004 and 2003.


NOTE G - SUBSEQUENT EVENT

         None.




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


Results of Operations for the three months ended June 30, 2004 and June 30,
2003

Revenues

      The Company generated approximately $1,556,000 in revenue during the three months ended June 30, 2004. During the same three-month period in 2003, the Company generated revenue of approximately $1,202,000. The increase in revenue of $354,000 was due primarily to an increase in sales of equipment to customers of $ 510,000, which was offset by a decrease in license fees of approximately $145,000.

Cost of Revenues

      Costs of Revenues increased by approximately $331,000 to $1,512,000 for the three months ending June 30, 2004, from $1,181,000 for the three months ending June 30, 2003. The increase was due primarily to the increased sales of equipment referenced above, which resulted in an increase in the cost of equipment sold to the Company's customers of $384,000. There was not an increase in the cost of equipment relative to the sales price of the equipment. The increase in costs of revenues was partially offset by a decrease of $28,000 in operating costs and $27,000 in satellite distribution costs.

Research and Development in Process

      The Company recorded a non-cash expense of approximately $10,344,000 in the three months ending June 30, 2004. All of this expense related primarily to clarification of marketing and development rights through amendments to existing technology licensing agreements and partially for the active development of the Company's CodecSys technology. Details of this expense are as follows: 1) $6,000,000 for the issuance of 1,000,000 shares of common stock of Company to Streamware Solutions AB, a Swedish company, 2) approximately $3,053,000 for options to purchase 1,500,000 shares of common stock of the Company at an exercise price of $4.50 per share, 3) approximately $1,066,000 to provide funding to former Interact Devices, Inc. ("IDI") creditors as specified in IDI's Plan of Reorganization, offset by approximately $40,000 of net assets obtained from IDI 4) approximately $265,000 in cancellation of a note due the Company from IDI. The issuance of stock and options were recorded as an expense due to the amendments to existing technology licensing agreements. See additional details in Note F and Part II, Item number 5.


Expenses

      Operating Expenses for the three months ending June 30, 2004 were approximately $561,600 compared with operating expenses for the three months ending June 30, 2003 of approximately $548,900. The increase of approximately $12,700 resulted from an increase in various expense items offset by an decrease in salaries.

Other

      For the three months ended June 30, 2004, the Company incurred interest expense of $445,657 compared to interest expense for the three months ended June 30, 2003 of $418. The full amount of the increase resulted from the Company recording interest expense related to the beneficial conversion feature on the Convertible Note and assuming that the note holder will exercise its option to convert and satisfy the obligation through conversion.

      The Company realized a net loss for the three months ending June 30, 2004 of $11,291,838 compared with a net loss for the three months ended June 30, 2003 of $524,576. Of the net loss for the quarter ended June 30, 2004, $10,343,945, or approximately 92% resulted from additional costs of Research and Development in Process. The other significant factor is the increase to $445,657 in interest expense from the beneficial conversion feature of the convertible note. Absent these two items, the total loss for the three months ended June 30, 2004 would have been $502,236, a decreased net loss of approximately $22,000 when compared to the net loss for the three months ended June 30, 2003.

Results of Operations for the six months ended June 30, 2004 and June 30, 2003

Revenues

      The Company generated approximately $2,932,000 in revenue during the six months ended June 30, 2004. During the same six-month period in 2003, the Company generated revenue of approximately $2,711,000. The increase in revenue of $221,000 was primarily a combination of an increase in sales of equipment to customers of $ 814,000 and an increase in studio and video production revenue of $205,000, which was offset by a decrease in license fees of approximately $454,000 and a decrease in installation and service revenue of approximately $405,000.

Cost of Revenues

      Costs of Revenues increased by approximately $487,000 to $2,870,000 for the six months ending June 30, 2004, from $2,383,000 for the six months ending June 30, 2003. The increase was due primarily to the increased sales of equipment referenced above, which resulted in an increase in the cost of equipment sold to the Company's customers of $579,000. There was not an increase in the cost of equipment relative to the sales price of the equipment. The increase in costs of revenues was partially offset by a decrease of $35,000 in operating costs and $59,000 in satellite distribution costs.

Research and Development in Process

      The Company recorded a non-cash expense of $11,519,377 in the six months ending June 30, 2004. All of this expense related primarily to clarification of marketing and development rights through amendments to existing technology licensing agreements and partially for the active development of the Company's CodecSys technology. Details of this expense are as follows: 1) $6,375,000 for the issuance of 1,187,500 shares of common stock of Company to Streamware Solutions AB, a Swedish company, and its principals; 2) approximately $3,853,000 for options to purchase 2,812,500 shares of common stock of the Company at an exercise price of $4.50 per share, 3) approximately $1,066,000 to provide funding to former Interact Devices, Inc. ("IDI") creditors as specified in IDI's Plan of Reorganization, offset by approximately $40,000 of net assets obtained from IDI 4) approximately $265,000 in cancellation of a note due the Company from IDI. The issuance of stock and options were recorded as an expense due to the amendments to existing technology licensing agreements. See additional details in Note F and
Part II, Item number 5.

Expenses

      Operating Expenses for the six months ending June 30, 2004 were approximately $1,447,000 compared with operating expenses for the six months ending June 30, 2003 of approximately $933,000. The increase of approximately $514,000 resulted primarily from two items; 1) $420,000 from the issuance of 105,000 shares of common stock for services rendered by outside consultants assisting the Company in positioning the development of the CodecSys technology, 2) approximately $60,000 increase in general and administrative expense for additional legal, audit and investor relations costs associated with being publicly traded, 3) Other material items include an increase of approximately $154,000 in sales and marketing expenses primarily due to additional presence at trade shows offset by a decrease in other operating expenses of approximately $126,000.

Other

      For the six months ended June 30, 2004, the Company incurred interest expense of approximately $795,000 compared to interest expense for the six months ended June 30, 2003 of approximately $2,000. The full amount of the increase resulted from the Company recording interest expense related to the beneficial conversion feature on the Convertible Note and assuming that the note holder will exercise its option to convert and satisfy the obligation through conversion.

      The Company realized a net loss for the six months ending June 30, 2004 of approximately $13,682,000 compared with a net loss for the six months ended June 30, 2003 of approximately $602,000. The increase in the net loss for the six months ended June 30, 2004 was $13,121,000 of which $11,980,000 resulted primarily from five non cash expenses: 1) $6,375,000 for the issuance of 1,187,500 shares of common stock of Company to Streamware, 2) approximately $3,853,000 for options to purchase 2,812,500 shares of common stock of the Company at an exercise price of $4.50 per share, 3) approximately $1,066,000 to provide funding to former IDI creditors as specified in The Plan of Reorganization, offset by approximately $40,000 of net assets obtained from IDI 4) approximately $265,000 fulfillment of a note due the Company from IDI,
5) $420,000 from the issuance of common stock for services rendered by outside consultants assisting the Company in positioning the development and deployment of the CodecSys technology. Interest expense of approximately $795,000 from the beneficial conversion feature of the convertible note was recorded by the Company. Absent the treatment of the non cash expenses described above, and the beneficial conversion feature interest, the total loss for the six months ended June 30, 2004 would have increased by approximately $347,000 when compared to the net loss for the six months ended June 30, 2003.

Liquidity and Capital Resources

      At June 30, 2004, the Company had cash of approximately $254,000 and total current assets of $1,164,000 compared to total current liabilities of $760,900 and total stockholder's deficit of ($278,000).

For the six months ended June 30, 2004, the Company used $954,002 of cash for operating activities compared to cash provided from operations for the six months ended June 30, 2003 of $115,746. The cash used in operations was provided primarily from proceeds from sales of Company common stock and from loan financing.

      The Company estimates that its monthly expenses over the next several months will exceed its monthly income by between approximately $100,000 and $150,000 per month, depending on the level of activity of the Company. The Company anticipates that its negative cash flow will diminish somewhat as a result of recent sales activity. However, to the extent the Company continues to experience a revenue shortfall between its sales activities and the Company's operating costs, the Company will continue to have the need for infusions of capital over at least the next several months. To date, the Company has met its working capital needs through payments received from sales of its common stock and borrowings under a convertible line of credit agreement. There can be no assurance that the Company will continue to receive loans or equity contributions if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event payments were to terminate, for any reason, the Company would be in immediate need of another source of capital or would be required to restructure its development program and reduce its costs, which may have a negative impact on the Company and its ability to continue with its business plan. The dilution experienced by the existing shareholders in the event of
such additional capital infusions cannot be determined at this time.   There
can be no assurance that, in such event, the Company will be able to locate a source of capital on terms acceptable to the Company, if at all.

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

Item 3.  Controls and Procedures

      Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of Registrant's management, as of June 30, 2004, Registrant's principal executive officer and principal financial officer has concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that

Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      Changes in Internal Accounting. There were no significant changes in Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

                   Part II - Other Information

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities and Small Business Issuer Use of Proceeds.

      On February 6, 2004, the Company issued 187,500 shares of common stock of the Company to six individuals in exchange for $375,000. In addition, the Company granted options to the same individuals to purchase 1,312,500 shares of common stock of the Company at $4.50 per shares. The options are exercisable at any time for a two year period from the date of grant. The shares and options were issued as part of a larger transaction related to the amendment of a technology license agreement.

      On June 7, 2004, the Company issued 22,500 shares of common stock to three individuals in exchange for $90,000.

      On May 28, 2004, the Company issued 120,308 shares of common stock to 30 individuals and companies related to the satisfaction of the Company's obligation to fund a Bankruptcy Plan of Reorganization. See Item 5 for additional information. The Company relied on exemptions under the Bankruptcy Code for this issuance.

      On February 6, 2004 the Company entered into an agreement to issue 1,000,000 shares of common stock to Streamware Solutions, AB., a Swedish company, in consideration of Streamware amending a technology license agreement. The Company also granted to Streamware options to purchase up to 1,500,000 shares of common stock of the Company at an exercise price of $4.50 per share. The options are exercisable for a two year period from the date of grant.

      On June 30, 2004, the Company amended and restated a Convertible Line of Credit Promissory Note ("Note") dated December 23, 2004, under the terms of which the Lenders have the right to convert the principal and interest under the Note to common stock of the Company. The total amount of advances that may be made under the Note is $2,000,000,approximately $1,000,000 of which has been made to date. The conversion price under the
Note is $1.00 per share. The Note also contains registration provisions under which the Company will have the responsibility to register the stock issued at the time of conversion. The conversion may take place at any time until the Note is repaid, the due date for which is April 1, 2006.

      The Company granted options to purchase 233,000 shares of common stock of the Company to employees and options to purchase 25,000 shares to a consultant. The options are exercisable at prices between $4.00 and $6.05 per share. These options were granted pursuant an exemption contained in Rule 701.

      For each of the issuances of unregistered stock referenced above, except for those shares of stock issued pursuant to the IDI Plan of Reorganization described herein and the options to purchase stock, the Company relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to Vote of Security Holders.

      None.

Item 5.  Other Information

      On May 18, 2004, the Plan of Reorganization (the "Plan") filed by Interact Devices, Inc. on April 8, 2004, was confirmed by the United States Bankruptcy Court. The Company had entered into an agreement with Interact Devices, Inc. ("IDI") to provide the funding required by IDI's Plan of Reorganization. As a result of the confirmation, the Company received 50,127,218 shares of common stock of IDI, these shares along with approximately 1,299,501 convertible preferred shares of stock previously owned by the Company, represents an approximate 79% ownership of IDI. Funding of the Plan provided by the Company to former creditors of IDI, was in the form of issuing 120,308 shares of common stock of the Company valued at approximately $733,866 along with deferred cash payments totaling approximately $332,907 to be remitted over the next four years in equal quarterly payments of approximately $20,000 per quarter.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits


Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a -14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted
     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


                                  Broadcast International, Inc.


Date: August 19, 2004             /s/ Rodney M. Tiede
                                -------------------------------------------
                                By:   Rodney M. Tiede
                                Its:  President and Chief Executive
                                      Officer
                                      (Principal Executive Officer)




Date: August 19, 2004             /s/ Randy Turner
                                -------------------------------------------
                                By:   Randy Turner
                                Its:  Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)