Form 10QSB
period 2004-09-30
BROADCAST INTERNATIONAL INC
filed 2004-11-12
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the Quarterly Period ended September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transitional period ________ to __________.


                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               Utah                             87-0395567
        -----------------------        --------------------------------
       (State of Incorporation)        (IRS Employer Identification No.)

      7050 Union Park Ave. #600, Salt Lake City, Utah  84047
--------------------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

                          (801) 562-2252
 ---------------------------------------------------------------
         (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( x ) Yes ( ) No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                     Outstanding as of October 26, 2004
   --------------------------------    -----------------------------------
   Common Stock, $.05 Par Value                 20,416,235 shares

Transitional Small Business Disclosure Format: Yes ( ) No ( X )

                  Broadcast International, Inc.
                           Form 10-QSB


                        Table of Contents

Part I -  Financial Information                                   Page

          Item 1.  Financial Statements                              3

          Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                 10

          Item 3.  Controls and Procedures                          14

Part II - Other Information

          Item 1.  Legal Proceedings                                15

          Item 2.  Changes in Securities and Small Business
                   Issuer Purchases of Equity Securities            15

          Item 3.  Defaults Upon Senior Securities                  15

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                 15

          Item 5.  Other Information                                15

          Item 6.  Exhibits and Reports on Form 8-K                 16

Signatures                                                          17

Item 1. Financial Information











          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           (Unaudited)
                                                          September 30,
ASSETS                                                         2004
------                                                   --------------

CURRENT ASSETS
  Cash and cash equivalents                              $     481,081
  Trade receivable (net)                                       360,537
  Inventory                                                     33,828
  Prepaid expenses                                             204,984
                                                         --------------
  Total Current Assets                                       1,080,430
                                                         --------------
NON-CURRENT ASSETS
  Equipment and leasehold improvements, net                    827,450
  Patents                                                      149,929
  Other assets                                                   7,824
                                                         --------------
TOTAL ASSETS                                             $   2,065,633
                                                         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES
  Accounts payable                                       $     138,633
  Accrued payroll & related expenses                           281,741
  Other accrued liabilities                                     52,565
  Unearned revenue                                             203,816
  Current portion of long term liabilities                     157,857
                                                         --------------
      Total Current Liabilities                                834,612
                                                         --------------
LONG-TERM DEBT
  Deferred bonus                                               600,000
  Notes and other liabilities                                  588,103
                                                         --------------
      Total Liabilities                                      2,022,715
                                                         --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred Stock, no par value, 10,000,000
    shares authorized; no shares issued                              -
  Common Stock, $.05 par value, 40,000,000
    shares authorized; 20,416,235 shares
    issued and outstanding                                   1,020,812
  Additional paid-in capital                                18,573,868
  Accumulated deficit                                      (19,551,762)
                                                         --------------
     Total Stockholders' Equity                                 42,918
                                                         --------------
                                                         $   2,065,633
                                                         ==============


See accompanying notes to consolidated condensed financial statements


          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                          Three Months Ended              Nine Months Ended
                                     ----------------------------   ----------------------------
                                      September 30, September 30,    September 30, September 30,
                                         2004            2003            2004          2003
                                     -------------- -------------   -------------- -------------
REVENUES:
  Net sales                          $   1,284,877  $  1,092,532    $   4,216,770  $  3,803,073
  Interest and other income                  5,362         2,620           22,765         8,096
                                     -------------- -------------   -------------- -------------
                                         1,290,239     1,095,152        4,239,535     3,811,169
COSTS AND EXPENSES:
  Cost of sales                          1,321,664     1,262,702        4,191,364     3,645,531
  Research and development in process    1,139,717     2,024,956       12,659,094     2,024,956
  Administrative and general               248,632       203,501        1,237,659       706,141
  Selling and marketing                    132,033       232,246          590,283       662,760
  Interest                                 299,880           202        1,095,186         2,318
                                     -------------- -------------   -------------- -------------
                                         3,141,926     3,723,607       19,773,586     7,041,706
                                     -------------- -------------   -------------- -------------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                   (1,851,687)   (2,628,455)     (15,534,051)   (3,230,537)
Income Tax Benefit                               -             -                -             -
                                     -------------- -------------   -------------- -------------

       NET LOSS                      $  (1,851,687) $ (2,628,455)   $ (15,534,051) $ (3,230,537)
                                     ============== =============   ============== =============

TOTAL NET LOSS PER SHARE
   - Basic and Diluted               $        (.09) $       (.15)   $        (.82) $       (.20)
                                     ============== =============   ============== =============

Weighted average number of shares
of Common Stock outstanding
- Basic and Diluted                     19,615,240    17,210,336       18,981,711    16,247,429
                                     ============== =============   ============== =============








   See accompanying notes to consolidated condensed financial statements









              BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                  Nine Months Ended
                                                             ----------------------------
                                                             September 30,  September 30,
                                                                 2004           2003
                                                            -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                  $ (15,534,051) $  (3,230,537)

  Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                 299,775        302,109
    Deferred bonus payable                                              -        120,000
    Beneficial conversion                                       1,095,110              -
    Common stock issued for services                              420,000              -
    Common stock and options issued for research and
      development in process                                   11,439,520              -
    Liability assumed for research and development
      in process                                                1,219,573              -
    Write off research and development                                  -      2,024,956
    Provision for losses on accounts receivable                    31,000        (27,000)
    (Increase) decrease in:
        Receivables                                                51,025        818,211
        Inventories                                                44,341         (4,690)
        Other assets                                              (43,230)        36,223
    Increase (decrease) in:
        Accounts payable and accrued expenses                      66,595         (7,820)
        Unearned revenue                                          (53,147)      (122,854)
                                                            -------------- --------------
           Net cash used in operating activities                 (963,489)       (91,402)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                           (45,100)      (119,025)
  Technology patents                                             (149,929)             -
  Investment in related party                                           -       (299,956)
                                                            -------------- --------------
           Net cash used in investing activities                 (195,029)      (418,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt and capital leases                             (55,740)       (84,686)
  Related party note receivable, net                             (182,800)             -
  Proceeds from the sale of stock and option exercises            468,362      1,316,817
  Loan proceeds                                                 1,095,110              -
                                                            -------------- --------------
            Net Cash provided by financing activities           1,324,932      1,232,131
                                                            -------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         166,414        721,748

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    314,667        316,166
                                                            -------------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     481,081  $   1,037,914
                                                            ============== ==============



   See accompanying notes to consolidated condensed financial statements

                                     5

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)
                        September 30, 2004

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB (file number 0-13316).

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

NOTE D - WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the periods presented, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the periods presented. Options to purchase 6,289,381 and 3,185,427 shares of common stock at prices ranging from $.02 to $60.63 per share were outstanding at September 30, 2004 and 2003, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

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


                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                 2004           2003          2004          2003
                             ------------- ------------- ------------- -------------

Net loss, as reported        $ (1,851,687) $ (2,628,455) $(15,534,051) $ (3,230,537)
 Addback:
   Stock-based employee
   compensation expense
   determined under
   intrinsic value based
   method for all awards,
   net of related tax
   effects                              -             -             -             -
 Deduct:
   Total stock-based employee
   compensation expense
   determined under fair
   value based method for all
   awards, net of related
   tax effects                   (124,767)            -      (366,740)      (23,398)
                             ------------- ------------- ------------- -------------
 Pro forma net loss          $ (1,976,454) $ (2,628,455) $(15,900,791) $ (3,253,935)
                             ============= ============= ============= =============
 (Loss) earnings per share:
   Basic and diluted -
   as reported               $       (.09) $       (.15) $       (.82) $       (.20)
                             ============= ============= ============= =============
   Basic and diluted -
   pro forma                 $       (.10) $       (.15) $       (.84) $       (.20)
                             ============= ============= ============= =============

The weighted average fair value of options granted during the nine months ended
September 30, 2004 was $2.32 per option. The fair value for the options granted in the nine months ended September 30, 2004 were estimated at the date of grant using a
Black-Scholes option-pricing model.


NOTE F - SUPPLEMENTAL CASH FLOW INFORMATION

         For the nine months ended September 30, 2004, a non-cash expense of $420,000 was recorded in Administrative and General Expense for services rendered by consultants compensated by the issuance of 105,000 shares of common stock.

         On May 18, 2004 an Order Confirming the Debtor in Possession's Plan of Reorganization (the Plan) in the bankruptcy case for Interact Devices, Inc.
(IDI) was issued. As a result of this action, the Company was issued approximately 50,127,218 shares of the common stock of IDI representing approximately 79% of the outstanding stock of IDI at that time.

         On September 1, 2004, the Company entered into a settlement agreement with the Co-founders of IDI and certain companies owned, controlled or associated with the Co-founders (the Parties). This agreement called for the Co-founders to return to the treasury of IDI common stock totaling approximately 6,098,000 shares in exchange for certain assets and obligations of the parties of approximately $210,000. As part of the aforementioned agreement, the Company was relieved of an obligation to provide 8,466 shares of the Company's common stock and approximately $20,657 of cash payments due to the parties as part of the Company's funding of the IDI Plan of Reorganization. With the reduction of the number of outstanding shares of stock in IDI, the Company now owns approximately 86% of the outstanding stock of IDI.

         The Company recorded the following net amounts related to the acquisition of research and development in process from IDI from the assumption of liabilities and consolidation of IDI:

         Receivable from IDI                      $     (265,008)
         Liabilities assumed from IDI                   (994,988)
         Research and development in process           1,219,573
         Trade receivables, net                           13,506
         Inventory                                         6,997
         Prepaid expenses                                  2,166
         Equipment                                        46,450
         Accounts payable and accrued liabilities        (28,696)
                                                   --------------

         In accordance with the Plan, in exchange for the common shares of IDI, the Company issued a net total 111,842 shares of common stock of Broadcast International, Inc. valued at approximately $682,222 to the former creditors of IDI. Additional payments totaling approximately $312,766 will be made to the former IDI creditors in equal quarterly installments of approximately $18,000 over of the next four years, which together total the $994,988 liabilities assumed by the Company.

         Additionally, the principals of Streamware Solutions AB, a Swedish Corporation, purchased 187,500 shares of the Company's common stock below fair market value pursuant to a Stock Purchase and Option Grant Agreement dated February 6, 2004. Streamware was issued an additional 1,000,000 shares of common stock pursuant to a Stock Issuance and Option Grant Agreement also dated February 6, 2004. The Company also issued to Streamware or its principals 2,812,500 options to purchase common shares of the Company at an exercise price of $4.50 per share, expiring February 6, 2006, associated with the agreements mentioned above. These agreements were entered concurrently with IDI entering into an amended Partner Agreement with Streamware, and all expenses associated with Streamware and the IDI bankruptcy settlement above were recorded as Research and Development in Process, as part of the on-going development costs of the CodecSys technology. The Company recorded the following related to these agreements:

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

         On April 1,2003, the Company entered into a Stock Purchase Agreement with three of the founders of Interact Devices, Inc. ("IDI") to acquire approximately 25% of IDI. Coincident to the Agreement the President of Broadcast International was granted the right to vote the remaining shares owned by the founders for a one year period, which resulted in the Company having the right to vote in excess of 60% of the voting stock of IDI. The Agreement required a $300,000 initial payment and at the conclusion the Company either: a) purchased the shares representing 25% of the outstanding shares of IDI or b) return the shares to the founders of IDI and remit to them an additional $300,000. The Company elected to return the shares to the founders. On September 1, 2004, the Company entered into a settlement agreement with the founders of IDI, in which the Company would contribute $210,000 (an obligation of the founders) to IDI in behalf of the founders and pay a total $90,000, in cash, to the founders in four monthly payments of $22,500, beginning September 2004. The $90,000 expense is recorded in research and development in process. Additionally, the Company granted the founders options to purchase 450,000 shares of common stock of the Company at a purchase price of $6.25 per share. The Company recognized an expense in research and development in process, of $1,121,501 using a Black-Scholes option-pricing model.

         On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both Turks and Caicos corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004 the Note was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the Note extended from March 31, 2005 to April 1, 2006. Any portion of the note is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the nine months ended September 30, 2004, the Company borrowed an additional $1,095,110 making the total amount borrowed $1,195,090. Although the note bears an annual interest rate of 6%, which would be forgiven upon conversion, the Company believes the entire amount of the note will be converted, whereby it has recorded the beneficial conversion feature of the note. During the nine months ended September 30, 2004, the Company recorded $1,095,110 as a beneficial conversion feature associated with the advances made under this line of credit. The $1,095,110 is included in interest expense. On September 30, 2004 the note holders exercised their conversion rights and converted a total of $800,000 ($400,000 each) into 800,000 shares of common stock of the Company. The remaining balance of the note at September 30, 2004 is $395,090.

         The Company paid no cash for income taxes or interest expense during the three and nine months ended September 30, 2004 and 2003.

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

Results of Operations for the three months ended September 30, 2004 and September 30, 2003

Revenues

         The Company generated approximately $1,285,000 in revenue during the three months ended September 30, 2004, which represents an 18% increase in revenue over the same period in the prior year. During the same three-month period in 2003, the Company generated revenue of approximately $1,093,000. The increase in revenue of $192,000 was due primarily to an increase in sales of equipment to customers of $ 172,000 and an increase of $95,000 in Studio and Video Production, which was partially offset by a decrease in other revenue sources consisting principally of license fees, which decreased approximately $55,000.

Cost of Sales

         Costs of Sales increased by approximately $59,000 to $1,322,000 for the three months ending September 30, 2004, from $1,263,000 for the three months ending September 30, 2003. The increase was due primarily to the increased sales of equipment referenced above, which resulted in an increase in the cost of equipment sold to the Company's customers of $90,000. There was not an increase in the cost of equipment relative to the sales price of the equipment. The increase in costs of revenues was partially offset by a decrease of $13,000 in operating costs included in cost of revenues and $15,000 in satellite distribution costs.

Research and Development in Process

         The Company recorded a non-cash expense of approximately $1,140,000 in the three months ending September 30, 2004. All of this expense related to the issuance of 450,000 options to purchase Company common stock at $6.25 per share and the payment of $90,000 to the three co-founders of Interact Devices, Inc. ("IDI") in exchange for the termination of the Stock Purchase Agreement, wherein the Company was to acquire a portion of the founders IDI common stock and the surrender of all of the founders stock to IDI for cancellation. The Company's relative ownership of IDI increased approximately 7% to 86% of IDI with the cancellation of the founders IDI shares.


Expenses

         Operating Expenses for the three months ending September 30, 2004 were approximately $380,700 compared with operating expenses for the three months ending September 30, 2003 of approximately $435,700. The decrease of approximately $55,000 resulted from a decrease in various expense items primarily a decrease in salaries.

Other

         For the three months ended September 30, 2004, the Company incurred interest expense of $299,880 compared to interest expense for the three months ended September 30, 2003 of $202. The full amount of the increase resulted from the Company recording interest expense related to the beneficial conversion feature on the Convertible Note and assuming that the note holders will exercise their option to convert and satisfy the obligation through conversion. The note holders did exercise their option to convert with regard to $800,000 of the principal of the Note and all related accrued interest thereon.

         The Company realized a net loss for the three months ending September 30, 2004 of $1,851,687 compared with a net loss for the three months ended September 30, 2003 of $2,628,455. Of the net loss for the quarter ended September 30, 2004, $1,139,717, or approximately 62% resulted from costs of Research and Development in Process. The other significant factor was the increase to $299,880 in interest expense resulting from the beneficial conversion feature of the convertible note. Absent these two items, the total loss for the three months ended September 30, 2004 would have been approximately $412,000, which represents a decreased net loss of approximately $191,000 when compared to the net loss for the three months ended September 30, 2003, when adjusted for Development in Process expenditures for that quarter.


Results of Operations for the nine months ended September 30, 2004 and September 30, 2003

Revenues

         The Company generated approximately $4,217,000 in revenue during the nine months ended September 30, 2004. During the same nine-month period in 2003, the Company generated revenue of approximately $3,803,000. The increase in revenue of $414,000 was primarily the result of a combination of an increase in sales of equipment to customers of $ 986,000 and an increase in studio and video production revenue of $300,000 and an increase in satellite fees of approximately $60,000, which was offset by a decrease in license fees of approximately $508,000 and a decrease in installation and service revenue of approximately $447,000.


Cost of Sales

         Costs of Sales increased by approximately $546,000 to $4,191,000 for the nine months ending September 30, 2004, from $3,645,000 for the nine months ending September 30, 2003. The increase was due primarily to the increased sales of equipment referenced above, which resulted in an increase in the cost of equipment sold to the Company's customers of $670,000. There was not an increase in the cost of equipment relative to the sales price of the equipment. The increase in costs of revenues was partially offset by a decrease of $48,000 in operating costs included in cost of revenues and $74,000 in satellite distribution costs.


Research and Development in Process

         The Company recorded a non-cash expense of $12,659,094 in the nine months ending September 30, 2004 compared to an expense of $2,024,956 for the nine-month period ending September 30, 2003. The expenses in 2003 related to the expensing of an investment in Interact Devices, Inc. determined at that time to not be recoverable. The expense in 2004 related primarily to obtaining of in process technology and clarification of marketing and development rights through amendments to existing technology licensing agreements of the Company's CodecSys technology. Details of this expense are as follows: 1) $6,375,000 for the issuance of 1,187,500 shares of common stock of Company to Streamware Solutions AB, a Swedish company, and its principals; 2) approximately $3,853,000 for options to purchase 2,812,500 shares of common stock of the Company at an exercise price of $4.50 per share, 3) approximately $994,988 to provide funding to former IDI creditors as specified in IDI's Plan of Reorganization, offset by approximately $40,000 of net assets obtained from IDI 4) approximately $265,000 in cancellation of a note due the Company from IDI. The issuance of stock and options were recorded as an expense due to the amendments to existing technology licensing agreements. See additional details in Note F and Part II, Item number 5.

        An additional component of the non-cash expense resulted from recording as an expense approximately $1,121,500 related to the issuance of 450,000 options to purchase Company common stock at $6.25 per share and the payment of $90,000 to the three co-founders of IDI in exchange for the termination of the Stock Purchase Agreement, wherein the Company was to acquire a portion of the founders IDI common stock and the surrender of all of the founders stock to IDI for cancellation. The Company's relative ownership of IDI increased approximately 7% to 86% of IDI with the cancellation of the founders IDI shares.


Expenses

         Operating Expenses for the nine months ending September 30, 2004 were approximately $1,828,000 compared with operating expenses for the nine months ending September 30, 2003 of approximately $1,369,000. The increase of approximately $459,000 resulted primarily from two items; 1) $420,000 from the issuance of 105,000 shares of common stock for services rendered by outside consultants assisting the Company in positioning the development of the CodecSys technology, 2) approximately $60,000 increase in general and administrative expense for additional legal, audit and investor relations costs associated with being publicly traded, 3) Other material items include an increase of approximately $172,000 in sales and marketing expenses primarily due to additional presence at trade shows and an increase of approximately $50,000 in other operating expenses offset by a decrease in other product development expenses of approximately $244,000.

Other

         For the nine months ended September 30, 2004, the Company incurred interest expense of approximately $1,095,000 compared to interest expense for the nine months ended September 30, 2003 of approximately $2,000. The full amount of the increase resulted from the Company recording interest expense related to the beneficial conversion feature on the Convertible Note and assuming that the note holder will exercise its option to convert and satisfy the obligation through conversion.

         The Company realized a net loss for the nine months ending September 30, 2004 of approximately $15,534,000 compared with a net loss for the nine months ended September 30, 2003 of approximately $3,230,000. The increase in the net loss for the nine months ended September 30, 2004 was $12,304,000 of which $11,908,000 resulted primarily from five non cash expenses: 1) $6,375,000 for the issuance of 1,187,500 shares of common stock of Company to Streamware, 2) approximately $3,853,000 for options to purchase 2,812,500 shares of common stock of the Company at an exercise price of $4.50 per share,
3) approximately $994,988 to provide funding to former IDI creditors as specified in The Plan of Reorganization 4) approximately $265,000 fulfillment of a note due the Company from IDI, 5) $420,000 from the issuance of common stock for services rendered by outside consultants assisting the Company in positioning the development and deployment of the CodecSys technology.

         Interest expense of approximately $1,095,000 from the beneficial conversion feature of the convertible note was recorded by the Company.

         An additional component of the non-cash expense resulted from recording as an expense approximately $1,140,000 related to the issuance of 450,000 options to purchase Company common stock at $6.25 per share and the payment of $90,000 to the three co-founders of IDI in exchange for the termination of the Stock Purchase Agreement, wherein the Company was to acquire a portion of the founders IDI common stock and the surrender of all of the founders stock to IDI for cancellation.

         Absent the treatment of the non cash expenses described above, and the beneficial conversion feature interest, the total loss for the nine months ended September 30, 2004 would have increased by approximately $95,000 when compared to the net loss for the nine months ended September 30, 2003 after making a similar adjustment for non cash expenses related to the CodecSys technology.


Liquidity and Capital Resources

         At September 30, 2004, the Company had cash of approximately $481,000 and total current assets of $1,080,430 compared to total current liabilities of $834,612 and total stockholder's equity of 42,918.

         For the nine months ended September 30, 2004, the Company used $963,489 of cash for operating activities compared to cash used for operations for the nine months ended September 30, 2003 of $91,402. The cash used in operations was provided primarily from proceeds from sales of Company common stock and from loan financing.

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

Item 3.  Controls and Procedures

         Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of Registrant's management, as of September 30, 2004, Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

                   Part II - Other Information

Item 1.   Legal Proceedings

          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          On September 30, 2004, the Company issued 800,000 shares of common stock of the Company to two lenders pursuant to a demand by the lenders to convert $800,000 of the principal balance and all accrued interest applicable thereto, of a Convertible Line of Credit Promissory Note dated December 23, 2003, to common stock.

          The Company granted options to purchase 450,000 shares of common stock of the Company to the three co-founders of Interact Devices, Inc. pursuant to a Settlement Agreement between the Company and the co-founders dated September 1, 2004. These options are exercisable at $6.25 per share. These options were granted pursuant an exemption contained in Rule 701.

          For the issuance of unregistered stock referenced above, except for the options to purchase stock, the Company relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933.


Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information

          On May 18, 2004, the Plan of Reorganization (the "Plan") filed by Interact Devices, Inc. on April 8, 2004, was confirmed by the United States Bankruptcy Court. The Company had entered into an agreement with Interact Devices, Inc. ("IDI") to provide the funding required by IDI's Plan of Reorganization. As a result of the confirmation, the Company received 50,127,218 shares of common stock of IDI, these shares along with approximately 1,299,501 convertible preferred shares of stock previously owned by the Company, represented an approximate 79% ownership of IDI. Funding of the Plan provided by the Company to former creditors of IDI, was in the form of issuing 120,308 shares of common stock of the Company valued at approximately $733,866 along with deferred cash payments totaling approximately $332,907 to be remitted over the next four years.

         On September 1, 2004, the Company entered into a settlement agreement with the Co-founders of IDI and certain companies owned, controlled or associated with the Co-founders (the Parties). This agreement called for the Co-founders to return to the treasury of IDI common stock totaling approximately 6,098,000 shares in exchange for certain assets and obligations of the parties of approximately $210,000. As part of the aforementioned agreement, the Company was relieved of an obligation to provide 8,466 shares of the Company's common stock and approximately $20,657 of cash payments due to the parties as part of the Company's funding of the IDI Plan of Reorganization. As a result of this Agreement, the Company issued a total net 111,842 shares of common stock of Broadcast International, Inc. valued at approximately $682,222 to the former creditors of IDI along with the cash payments totaling approximately $312,766 in equal quarterly installments of approximately $18,000 over of the next four years. The Company now owns approximately 86% of the outstanding stock of IDI due to the reduction in the number of outstanding shares of stock of IDI.


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

                                  Broadcast International, Inc.


Date: November 12, 2004           /s/ Rodney M. Tiede
                                  --------------------------------------------
                                  By:  Rodney M. Tiede
                                  Its:  President and Chief Executive Officer
                                  (Principal Executive Officer)


Date: November 12, 2004           /s/ Randy Turner
                                  -------------------------------------------
                                  By:  Randy Turner
                                  Its: Chief Financial Officer (Principal
                                  Financial and Accounting Officer)