Form 10KSB
period 2004-12-31
BROADCAST INTERNATIONAL INC
filed 2005-04-01
CIK 740726

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the fiscal year ended December 31, 2004

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from ________ to __________.

                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
           --------------------------------------------
          (Name of Small Business Issuer in its Charter)

                  Utah                            87-0395567
        -------------------------------  ------------------------------
         (State or other Jurisdiction of            (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

          7050 Union Park Avenue Suite 600, Salt Lake City, UT 84047
        ----------------------------------------------------------------
           (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, including Area Code:  (801) 562-2252

  Securities Registered Under Section 12(b) of the Exchange Act:
                           None.

       Securities Registered Under Section 12(g) of the Act:
                   Common Stock, Par Value $0.05

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year.  $5,385,657

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 4, 2005, was $60,072,416.

As of March 4, 2005, the Issuer had outstanding 20,695,653 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [_]  No [ X ]

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                               Page No.

Item 1.   Description of Business........................................1
Item 2.   Description of Property.......................................11
Item 3.   Legal Proceedings.............................................11
Item 4.   Submission of Matters to a Vote of Security Holders...........11

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities......12
Item 6.   Management's Discussion and Analysis or Plan of Operation.....14
Item 7.   Financial Statements.................................... 19, F-1
Item 8.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................19
Item 8A.  Controls and Procedures.......................................19
Item 8B.  Other Information.............................................20

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act....20
Item 10.  Executive Compensation........................................22
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters....................26
Item 12.  Certain Relationships and Related Transactions................27
Item 13.  Exhibits......................................................27
Item 14.  Principal Accountant Fees and Services........................28
Signatures............................................................. 29

                              PART I
                 ITEM 1.  DESCRIPTION OF BUSINESS

Background

      Broadcast International, Inc. was organized as a Utah corporation under the name "Laser Corporation" on January 12, 1983. Laser Corporation completed a public offering and registered its class of common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. In July 2003, Laser Corporation discontinued its laser equipment business and ceased active operations.

      On October 1, 2003, Laser Corporation completed the acquisition of BI Acquisitions, Inc. ("BI") pursuant to a Stock Exchange Agreement among Laser Corporation, BI and the shareholders of BI (the "Exchange Agreement"). Under the Exchange Agreement, Laser Corporation issued shares of its common stock to the shareholders of BI in exchange for all of the issued and outstanding shares of BI. As a result of the transaction, (i) the BI shareholders acquired, in the aggregate, 98% of the equity ownership of Laser Corporation,
(ii) BI became a wholly owned subsidiary of Laser Corporation, and (iii) Laser Corporation recommenced active operations by continuing BI's business of managing private satellite communication networks and providing video and audio production services. For accounting purposes, the transaction was treated as a reverse acquisition of Laser Corporation by BI.

      On January 13, 2004, pursuant to the Exchange Agreement, the name of the corporation was changed from Laser Corporation to "Broadcast International, Inc." and a 10:1 reverse stock split of the common stock was effected. As used in this report, the term "Company" refers to Broadcast International, Inc. and its consolidated subsidiaries.

      On May 18, 2004, the Company acquired a majority ownership interest in Interact Devices, Inc. ("IDI") pursuant to the confirmation of IDI's plan of reorganization under the federal bankruptcy laws (the "Plan of Reorganization"). Prior to the Plan of Reorganization, the Company had assumed operating control of IDI and its business of developing and
commercializing the CodecSys   technology described below.  Under the Plan of
Reorganization, the Company issued shares of its common stock to creditors of IDI and assumed certain liabilities of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI. Since confirmation of the Plan of Reorganization, the operations of IDI have been consolidated with those of the Company.

      Prior to the Plan of Reorganization, IDI entered into various transactions with Streamware Solutions AB ("Streamware"), a licensee of the CodecSys technology. These transactions were effected in February 2004 in order to clarify IDI's rights to such technology and limit Streamware's license. Pursuant to the transactions with Streamware, the Company issued 1,000,000 shares of its common stock and various stock options to Streamware shareholders.

      Following the Plan of Reorganization, the Company entered into an agreement with the founders of IDI. This agreement was effected in September 2004 in order to settle prior issues and satisfy certain obligations of the parties reflected in the Plan of Reorganization. Pursuant to the settlement agreement, the Company issued stock options and made a cash payment to the IDI founders and the founders surrendered their stock in IDI for cancellation.

      The Plan of Reorganization and consolidation of IDI, including the related transactions with Streamware and the settlement agreement with the founders of IDI, as summarized above, were material transactions affecting the Company in 2004. Each of these transactions is more fully described in Note 5 of the Notes to Consolidated Financial Statements of the Company included elsewhere in this report.

Business of the Company

     Overview

     The Company provides communication network and related services for large retailers and other organizations with widely dispersed locations and operations. As an integrator of broadband delivery technologies, including satellite, Internet streaming and WiFi, the Company offers turnkey communication solutions based on the specific needs of its customers. Companies such as Caterpillar, Albertsons, Safeway, Sprint Communications, Chevron and other customers use the Company's services to communicate with their personnel and others regarding training programs, product announcements, news releases and other applications described below.

      Services

      Following are some of the ways in which businesses utilize the Company's services.

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

      External Business Applications
      ------------------------------

      .   Make promotional presentations to prospective customers or recruits
      .   Provide product/service training to customers
      . Train and communicate with sales agents, dealers, VARs, franchisees, association members, etc.
      .   Sponsor satellite media tours
      .   Provide video/audio news releases

      Satellite-Based Services
      ------------------------

      The Company utilizes satellite technology for various business training and communication applications. The list that follows describes the comprehensive offering of products and services that attracts companies in need of a satellite solution.

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

      Streamed Video Hosting Services
      -------------------------------

      Until the last few years, satellite was the only technology that could deliver quality point to multi point video for business applications. Now, with the advancement of streaming technologies and the increase of bandwidth, the Internet provides an effective platform for video-based business training and communications. The Company's management believes that the Internet will become a major means of broadband business video delivery. Consequently, The Company has invested in the infrastructure and personnel needed to be a recognized provider of Internet-based services. Following are the services the Company currently provides.

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

      Production & Content Development Services
      -----------------------------------------

      To support both satellite and Internet-based delivery platforms, the Company employs professional production and content development teams and operates full service video and audio production studios. A list of support services follows:

      .   In-studio or on-location video/audio production
      .   Editing/post-production
      .   Instructional design
      .   Video/audio encoding for Internet delivery
      .   Conversion of text or PowerPoint to HTML
      .   Alternative language conversion
      .   Access to "off-the-shelf" video training content

      The Company generates revenue by charging fees for the services it provides, and/or by selling equipment and satellite time. A typical satellite network would generate one-time revenues from the sale and installation of satellite receivers and antennas and monthly revenues from network management services and full-time transponder purchases. On-site maintenance/service, production fees, and occasional satellite time are charged as they are used.

      For Internet-based services, the Company charges customers monthly fees for hosting content, account management, quality assurance and technical support, if requested. For delivery of content, the Company generally charges a fee every time a person listens to or watches a streamed audio or video presentation. Encoding, production and content creation or customization are billed as these services are performed. The Company has also entered into content development partnerships with professional organizations that have access to subject matter experts. In these cases, the Company produces web-based training presentation and sells it on a pay-per-view basis, sharing revenues with the respective partner.

      Since the Company's mission is to be the premier provider in the market niches in which it operates, the Company charges premium prices for its services and tends to avoid incremental commodity offerings that don't generate adequate margins, however the Company has negative gross margin.

      In the process of creating integrated technology solutions, the Company has developed proprietary software systems such as its Content Delivery System ("CDS"), incorporating site, user, media, and template controls to provide a powerful mechanism to administer content delivery across multiple platforms and to integrate into any web-based system. The Company uses CDS to manage networks of thousands of video receiving locations for enterprise clients.

      CodecSys Technology

      Description of CodecSys

      CodecSys is a multi-codec system designed to create high quality video and audio transmissions at lower bandwidths than traditionally required by other streaming technologies. CodecSys manages libraries of standard and specialized codecs. It dynamically changes codecs and codec settings to produce full-motion video using less network bandwidth. Codec switching can happen on a scene-by-scene or even frame-by-frame basis.

      CodecSys delivers full-screen, full-motion video at bandwidths lower than traditionally expected for video-on-demand, video conferencing, and other applications. In today's market, any video content designed to be distributed via satellite, cable, the Internet and other methods must be encoded into a digital stream using any one of numerous codecs. The most commonly used codecs are now MPEG2 and MPEG4. When new codecs are developed that perform functions better than the current standards, all of the video content previously encoded in the old format must be re-encoded to take advantage of the new codec. CodecSys eliminates that obsolescence in the video compression marketplace by easily integrating new codec's into its library. Using a CodecSys switching system to utilize the particular advantages of each codec, the Company may utilize any new codec as it becomes available by including it in the library.

      The CodecSys technology represents an unprecedented shift from using only a single codec to compress video content, to using multiple codecs and algorithms in the compression and transmission of content. The CodecSys system selects dynamically the most suitable codecs available from the various codecs stored in its library to compress a single video stream. As a video frame, or a number of similar frames (a scene), is compressed, CodecSys applies the codec from the library that best compresses that content. CodecSys repeats the selection throughout the video encoding process, resulting in the use of numerous codecs on a best performance basis. The resulting file is typically substantially smaller than when a single codec compression method is used.

      New Products and Services

      CodecSys is a base technology around which the Company can build systems to support new products and services. Products and services that immediately fit into the current Company suite of product offerings include enterprise satellite broadcast systems, Internet, web casting and distance learning. Other new products and services include data storage and entertainment and a variety of remote devices that can benefit from CodecSys once the technology are embedded in a chip application. These market sectors may be promoted through acquisitions and strategic partner relationships as well as the Company marketing the products and services directly.

      Following are examples with brief descriptions of various applications of the CodecSys technology that have been identified and targeted by the Company as initial commercial applications.

      Enterprise Satellite Broadcast System

      Integrating CodecSys into the Company's various satellite broadcast systems is expected to provide clients with the same or better quality video and audio content at a fraction of the current bandwidth requirements, thereby providing a substantial cost savings.

      Enterprise and Small Business Internet Broadband Streaming System

      Using the CodecSys Internet-streaming solution, clients can customize and optimize different streams, platforms and channels, including broadband, dial-up connections, landline, satellite and wireless. Commercial quality video and stereo audio at low bandwidths provide a compelling competitive advantage. Laptops, cell phones, WiFi networks, PDAs and Set Top Boxes serving televisions are potential application examples.

      Enterprise Video Conferencing Products

      Internet-based video conferencing using CodecSys technology has been demonstrated in many foreign countries as well as in the United States. IP point-to-point and multi-party conferencing is provided at significantly reduced costs with video quality equal to or better than other commercially available equipment.

      Remote Monitoring Products

      The Company's remote monitoring system is a general-purpose Internet network appliance. The system has a state-of-the-art controlled access procedure providing the administrator with full control over security and reporting capabilities of a camera network. Supporting multiple cameras and microphones per location, the technology also provides an always-on or event driven archiving function for viewing video and audio archives on demand. The product is designed to support remote management, security and managed care markets across multiple industries at 32 kbps connections.

      Distance Learning Products

      The Company's Content Delivery System (CDS), when used with the CodecSys compression capabilities, enables the Company's distant learning products to offer full screen, on demand features such as data sharing whiteboards, standard files and streaming video

      Data Storage Products

      The data storage industry estimates that storage needs are doubling every 100 days, as more countries start using the Internet, this requirement could double every week or less. The disk drive industry, has stated that the only way to overcome the super paramagnetic limit is with some revolutionary new storage mechanism, perhaps using holographic or quantum effects. The ten times efficiencies factor provided by CodecSys in the media content element of this sector present a favorable opportunity for use of CodecSys technology by storage centers.

       VOD - Entertainment Systems

       A video-on-demand ("VOD") system provides the ultimate flexibility of video services allowing customers to select video programs from massive archives for viewing at any time. Subscribers can interact with any VOD system via a remote control, but each remote control needs a set-top box ("STB"), serving as the bridge between the subscriber and the system. In addition to selecting a movie, the subscriber can control the showing of the movie by using controls similar to those used on a conventional video cassette recorder ("VCR") that pause, fast-forward, and rewind.

Digital videos are large files and demand real-time and continuous presentation and delivery. The transport network can be a cable TV system, satellite system, telephone network, wireless network, local area network or the Internet and currently requires approximately seven Megahertz of bandwidth for delivery. Using CodecSys, the Company can delivery the same quality at less than one Megahertz of bandwidth.

      STBs are bridge devices connecting the home audio/video system to digital satellite systems, cable television, and/or the Internet. STB's are the interface between broadcasters and the consumer's television. Set-top boxes convert an incoming digital signal to the audio/video formats interpreted by today's television sets and audio devices. STB's can even translate digital input into an analog signal.

      The market for network-connected STB systems may be one of the largest applications of CodecSys. According to Gartner Dataquest, almost 350 million digital STB systems will be deployed by the end of 2005. When fully developed, the Company's intelligent player process could be imbedded on a chip and allow delivery of video content at greatly reduced bandwidth.


Integrated Chip Application

      Future applications with strategic partners to the cell phone, handheld and general appliance sector through systems on a chip ("SOC") offer potential
revenue opportunity.   SOC designs include embedded processors providing
improved performance. Applying the CodecSys to the SOC environment is expected to provide further enhancements and performance benefits. It is anticipated the market place for SOC will experience an increase in the future as communication applications and wireless advances are integrated into more business and consumer applications.

Research and Development

      The Company has spent substantial amounts in connection with its research and development efforts. These efforts have been dedicated to the development and commercialization of the CodecSys technology. For the year ended December 31, 2004, the Company recorded research and development in process related expenses of approximately $12.7 million, resulting primarily from the accounting treatment of the transactions with IDI, Streamware and the co-founders of IDI. See Note 5 of the Notes to Consolidated Financial Statements included in this report. The Company's ability to support future research and development activities will depend on its ability to obtain adequate funding. Assuming such funding is obtained, management believes the Company will incur significant research and development expenses as it pursues commercialization applications for its technology as described above.


Intellectual Property Protection

      Because much of the Company's future success and value depends on the CodecSys technology, the Company's patent and intellectual property strategy is of critical importance. Two provisional patents describing the technology were filed on September 30, 2001. The Company has filed for patent protection in the United States and various foreign countries. As of December 31, 2004, the Company had 23 pending patent applications, of which five were U.S. applications and 18 were foreign counterpart applications.

      The Company has identified additional applications of the technology, which represent potential patents that further define the product specific applications of the processes that are covered by the original patents. The Company intends to continue building its intellectual property portfolio as funding permits.

      The Company has filed to register the "CodecSys" trademark with the U.S. Patent and Trademark Office, and seeks to protect its know-how, trade secrets and other intellectual property through a variety of means, including confidentiality agreements with its employees and customers.

Major Customers

      The Company is heavily dependant on its largest three customers who accounted for approximately 75% and 53% of revenues in 2003 and 2004, respectively. As more customers are added, it is expected that the Company's dependence on such customers will be reduced.

Competition

      In the private satellite network market, from which 84% of the Company's 2004 revenues were derived, there are many firms that provide some or all of the services provided by the Company. Many of these competitors are larger than the Company and have significantly greater financial resources. In the bidding process for potential customers, many of the competitors have a competitive advantage in the satellite delivery of content because many own satellite transponders or otherwise have unused capacity that gives them the ability to submit lower bids than the Company is able to make.

     There are several additional major market sectors in which the Company plans to compete with the CodecSys technology, all with active competitors. These include the basic CODEC technology market, the corporate enterprise and small business streaming media market and the video conferencing market. These are sectors where the Company may compete by providing direct services. Competition in these new market areas will also be characterized by much larger and more powerful competitors, such as Microsoft and Yahoo, that are already in the video compression and transmission business. Many of these competitors already have an established customer base with industry standard technology, which the Company must overcome to be successful.

      On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple Quicktime, MPEG2,4, On2, DivX, and many others. There are several companies, including Akamai, Inktomi, Activate and Loudeye, that utilize different codec systems. These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences. All are larger and have greater financial resources than the Company.


Employees

      The Company employs forty four full time personnel at the Company's executive offices and studio facilities in Utah, three employees at the Staples, Inc. studios in Framingham, Massachusetts, and three employees in
Folsom, California at Interact Devices, Inc.   In addition, the Company
engages voice talent on an as needed basis at its recording studios and employs the services of independent sales representatives.

Government Regulation

      The Company has seven licenses issued by the Federal Communications Commission for satellite uplinks, Ethernet, radio connections and other video links between Company facilities and third-party uplinks. Notwithstanding these licenses, all of the Company's activities could be performed outside these licenses with third party vendors. All material Company business activities are subject to general governmental regulations with the exception of actual transmission of video signals via satellite.

Risk Factors

      Readers should carefully consider the risks described below in evaluating the Company's business. The following risks and uncertainties are not the only risks and uncertainties facing the Company. Additional risks and uncertainties not presently known to management or that management currently deems immaterial may also impair the Company's business operations.


SUCCESSFUL DEPLOYMENT OF TECHNOLOGY. It is imperative that the Company complete development of CodecSys technology and commence sales of products or licensing of the technology to other parties which would commercialize the technology. The Company has never been involved in a development project of the size and breadth that is involved with CodecSys and none of the management of the Company has ever been involved with a software development project. Management may lack the expertise to complete the project undertaken by the Company and the Company may not have the financial resources to commercialize the technology.

LIMITED OPERATING HISTORY. Although the Company has been in existence for many years, its current business and its current management only assumed control of the business four years ago and has only a four year operating history during which time the Company has sustained operating losses in three
of the last four years.   The Company and its management have not developed
new technology with the possible impact of the CodecSys technology and there is no assurance that the current management team will be able to hire those individuals that can develop the technology and bring it to market.

COMPETITION AND RATE OF TECHNOLOGICAL CHANGE. The communications industry is extremely competitive and has rapidly changing technology. The Company's competitors are larger and have greater financial resources than the Company. In each of the product segments that the Company has chosen to attempt to penetrate, there are competitors, which have many times the financial resources of the Company. In addition, they have established distribution channels and agreements with retailers that will make the penetration of those segments extremely difficult. Also, current competitors or new market entrants could introduce products with features that may render our technology uncompetitive. To be competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards, and procedures and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resource to fund these expenses. Increase competition could result in reduced operating margins, as well as a loss of market share and brand recognition.

DEPENDENCE ON KEY PERSONNEL. The Company's success is dependent upon the efforts and abilities of the Company's management. The loss of the services of any of the current management team would have a substantial adverse impact on the Company until the Company could find a qualified replacement, of which there can be no assurance. As a small business, the Company is dependent upon the current management to be the driving force in sales, marketing, and developing the CodecSys technology. The current management has never been in the business of developing new technology or bringing revolutionary products to market. There is no assurance that they will have the ability, contacts, or know-how to succeed in applying the CodecSys technology to products and successfully marketing those products.

FUNDING REQUIREMENTS. In order to continue its planned operations, the Company must obtain additional funding. The Company has no source of working capital except the current operations and the prospect of obtaining new equity or debt financing. Current revenues from ongoing operations do not cover anticipated development or sales and marketing costs of the CodecSys technology. The Company must continue to sell equity or find another source of operating capital until its operations are profitable.

While the Company's financial statements have been prepared under the assumption that the Company will continue as a going concern, the independent registered public accounting firm's report on the Company's 2004 financial statements, included an explanatory paragraph relating to the substantial doubt as to the Company's ability to continue as a going concern. The Company's business model relies upon generating new sales to existing and new customers, and on developing and marketing the CodecSys technology. For the year ended December 31, 2004, net cash used in operations was approximately $1.5 million. If the Company does not generate significant new sales to existing and new customers, or raise additional capital, in the near term, the Company will be required to pursue one or a combination of the following remedies: significantly reduce operating expenses, sell part or all of the Company's assets, or terminate operations. There can be no assurance that the Company will develop or market the CodecSys technology successfully, or that the Company will be successful in achieving sufficient cash flow from operating activities, raising additional capital or obtaining new financing.

RELIANCE ON SIGNIFICANT CUSTOMERS. A small number of customers account for a large percentage of the Company's revenue. The Company's business model relies upon generating new sales to existing and new customers. However, a high level of customer concentration could continue for the foreseeable future. In 2004, the three largest customers accounted for approximately 53% of revenues. The Company can provide no assurance that the level of sales to its largest customers will be sustained from year to year, and there is a risk that the Company's largest customers may not continue to purchase its services. To the extent that a significant customer reduces its reliance on the Company or terminates its relationship, revenues in the relevant fiscal period could decline substantially, which would result in lower net profits or a greater net loss.

INTELECTUAL PROPERTY. The Company's success is dependent upon its patent pending CodecSys technology and other intellectual property rights. If the Company is unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to the Company's, if this were to occur the Company's revenues, market share, and operating results would suffer. To date, the Company's has relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect the Company's proprietary technology. There can be no assurance that the steps the Company has taken in this regard will be adequate to deter misappropriation of the proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. The laws of some countries may not protect the Company's intellectual property rights to the same extent, as do the laws of the United States. Furthermore, litigation may be necessary to enforce the Company's intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm the Company's business.

To date, the Company has not been notified that its products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. The Company expects software developers will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and the functionality of products in different industry segments overlaps. Any of these claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to the Company. A successful claim against the Company of product infringement and failure or inability to license the infringed or similar technology on favorable terms would harm the Company's business.

STOCK PRICE VOLATILITY. The Company's stock price has fluctuated in the past and could continue to do so in the future. Your investment in the Company's stock could lose value. Some of the factors that could significantly affect the market price of the Company's stock are discussed in these Risk Factors and elsewhere in this report, and also include: variations in quarterly financial results; changes in revenue; changes in customer base including the loss of a major customer; changes in political, economic and market conditions either generally or specifically to particular industries; and fluctuations in stock prices generally, particularly with respect to the stock prices for other technology companies. A significant drop in the Company's stock price could expose the Company to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. An unfavorable outcome of such a matter may have a material adverse impact on the business, results of operations, financial position, or liquidity.

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

ABSENCE OF DIVIDENDS. The Company has not paid any dividends on its common stock and does not plan to do so in the foreseeable future.

                 ITEM 2.  DESCRIPTION OF PROPERTY

      The executive offices of the Company are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047. The Company occupies the space at the executive offices under a one-year lease, the term of which ends April 1, 2005. The Company anticipates renewing the lease for another one-year period. The lease covers approximately 13,880 square feet of office space leased at a rate of $22,845 per month. The Company's video studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased at a rate of $8,052 per
month.  The studio lease expires on November 30, 2005.      Finally, the
Company entered into a one-year lease for office space located at 160 Blue Ravine, in the City of Folsom, California 95630. This space has been used by the Company for development of its new technology. It is for a term of 11 months and expires December 31, 2005 and is leased at a rate of $2500.00 per month. To the extent the Company continues the development program in California, it does not anticipate any problem with locating suitable space. The Company has no other properties.

                    ITEM 3.  LEGAL PROCEEDINGS

      There are no legal proceedings pending against the Company, and, to the knowledge of the Company, no litigation has been threatened.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

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

Calendar Quarters             High Bid            Low Bid
-----------------             ---------          ---------

Fiscal 2004

First Quarter                 $   5.95           $   3.00
Second Quarter                    6.30               5.75
Third Quarter                     6.25               3.20
Fourth Quarter                    6.15               2.20

Fiscal 2003

First Quarter                  $  7.25           $   6.50
Second Quarter                    6.50               3.00
Third Quarter                     4.50               4.00
Fourth Quarter                    8.50               4.00


      On March 4, 2005, the closing sales price of the Company's common stock was $4.40 per share, the high bid price was $4.40 per share and the low bid price was $2.00 per share. As of March 4, 2005, the Company had 20,695,653 shares of its common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

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

Recent Sales of Unregistered Securities

      The following sets forth all securities issued by the Company since its last public filing without registration under the Securities Act of 1933, as amended (the "1933 Act"). No underwriters were involved in any stock issuances nor were any commissions paid in connection therewith.

      On February 3, 2004, the Company issued 105,000 shares of common stock to three consultants of the Company in consideration of services performed by the consultants.

      At various times from October through December 2004, the Company issued a total of 133,307 shares of common stock of the Company to one individual and one corporation in exchange for $399,920.

      On October 15, 2004, the Company entered into an agreement to issue 44,444 shares of common stock to a foreign corporation in consideration of the termination of a technology license agreement between the Company and the foreign corporation.

      On October 15, 2004, the Company issued 60,000 shares of common stock of the Company to an individual as compensation in consideration of marketing and sales services performed and to be performed in the future.

      In each of the forgoing transactions, the Company relied on the exemption from registration under the 1933 Act set forth in Section 4 (2) thereof.

      For the year ending December 31, 2004, the Company had no repurchase of its shares of common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information, Cautionary Statements and Risk Factors

      This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors, including various risks and uncertainties, could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the CodecSys products and services; (iii) the ability of the Company to achieve and maintain a sufficient customer base to generate revenues sufficient to fund and maintain operations; (iv) volatility of the stock market, particularly within the technology sector; (v) general economic conditions; and (vi) other factors identified under the heading "Risk Factors" in Item 1 of this report. Accordingly, readers should not place undue importance on such forward-looking statements which may prove to be inaccurate.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment relate to the reserves for doubtful accounts receivable and the valuation of stock and options issued for services.

Reserves for Doubtful Accounts
Management estimates the amount of required reserves for the potential non-collectibility of accounts receivable based upon past experience of collection and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore we could incur additional charges in the future to reflect differences between estimated and actual collections.

Valuation of stock and options
We value and account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

      The Company realized total revenues of $5,385,657 for the year ended December 31, 2004 compared to total revenues of $4,928,486 for the year ended December 31, 2003, which represents an increase of 9.3% for the year. The Company experienced a change in the mix of services used by its customers from license fees to more equipment installation, which includes the associated costs of the equipment being installed. The net increase in revenues of $457,171 is the result of an increase in sales of equipment of $1,131,677, which was partially offset by a decrease of $545,000 in license fees and a decrease of $476,044 in installation and service revenue.

Cost of Sales

      The cost of sales for the year ended December 31, 2004 aggregated $ 5,438,409 as compared to cost of sales of $5,027,314 for the year ended December 31, 2003, which represents an increase in cost of sales of 8.2%. The increase in cost of sales of $411,095 was primarily a result of the increase in sales of equipment with its attendant costs and the decrease in license fees and management revenues, which has greater margins than are available for the sale of equipment. Cost of equipment sales increased $761,583, which was partially offset by a decrease in operating costs, included as a part of Costs of Sales and satellite distribution costs.

Operating Expenses

      The Company incurred total operating expenses of $15,366,273 for the year December 31, 2004, compared to total operating expenses of $3,743,379 for the year ended December 31, 2003. The increase of $11,622,894 is primarily due to an increase in research and development in process expenses of $12,659,094. During 2004, the Company recorded total research and development in process expenses of $12,659,094, which resulted from three transactions related to the acquisition of IDI and the ongoing development of the CodecSys technology more fully described as follows:

      (1) Consolidation of IDI co-founders equity in IDI         $  1,219,573
      (2) Issuance of Stock and Options to IDI co-founders          1,211,502
      (3) Issuance of Stock and Options to Streamware AB           10,228,019
                                                                 ------------
                                                                 $ 12,659,094
                                                                 ============

      (1) On September 1, 2004, the Company entered into a settlement agreement with the co-founders of IDI and certain companies owned, controlled or associated with the co-founders (the "Parties"). This agreement called for the co-founders to return to the treasury of IDI common stock totaling approximately 6,098,000 shares in exchange for certain assets and obligations of the Parties of approximately $210,000. As part of the aforementioned agreement, the Company was relieved of an obligation to provide 8,466 shares of the Company's common stock and approximately $20,657 of cash payments due to the Parties as part of the Company's funding of the IDI Plan of Reorganization. Additionally, the Company assumed certain assets and liabilities (detail included in Note 5 to the consolidated financial statements included herein) of IDI as part of the Plan of Reorganization. The Company recorded $1,219,573 in research and development in process incident to the transaction. With the reduction in the number of outstanding shares of stock in IDI from the return of the co-fonder shares, the Company now owns approximately 86% of the outstanding stock of IDI. See Notes to the Consolidated Financial Statements, Note 5- Investment in Interact Devices, Inc-Plan of Reorganization.

      (2) On September 1, 2004, the Company entered into an additional settlement agreement with the co-founders of IDI related to an agreement entered into in 2003, in which the Company agreed to pay a total of $90,000, in cash, to the co-founders in four monthly payments of $22,500, beginning in September 2004. The $90,000 expense is recorded in research and development in process. Additionally, the Company granted the co-founders options to purchase 450,000 shares of common stock of the Company at a purchase price of $6.25 per share, immediately exercisable. The Company recognized an expense in research and development in process, of $1,121,502 using a Black-Scholes option-pricing model. See Notes to the Financial Statements, Note 5-Investment in Interact Devices, Inc.-April 2003 Agreement and September 2004 Settlement.

      (3) In settlement of disputes concerning license rights to the CodecSys technology and in the context of the IDI bankruptcy, IDI entered into an amended Partner Agreement with Streamware Solutions AB, a Swedish corporation ("Streamware"), in which Streamware gave up certain claims to the CodecSys technology. Contemporaneous with this settlement, the principals of Streamware purchased 187,500 shares of the Company's common stock at $2.00 per share (below fair market value of $4.00 per share) pursuant to a Stock Purchase and Option Grant Agreement dated February 6, 2004. The Company recorded the shares at fair market value of $4.00 per share and recorded the difference between the amount paid and the fair market value of $375,000 as an in process research and development expense. Streamware principals were issued an additional 1,000,000 shares of common stock pursuant to a Stock Issuance and Option Grant Agreement also dated February 6, 2004. The Company also issued to Streamware principals 2,812,500 options to purchase common shares of the Company at an exercise price of $4.50 per share, expiring February 6, 2006, associated with the agreements mentioned above. The Company recorded $10,228,019 as research and development in process expenses associated with the Streamware stock issuances and option grants and the IDI bankruptcy settlement described above, as part of the on-going development costs of the CodecSys technology. See Notes to the Financial Statements, Note 5- Investment in Interact Devices, Inc-Streamware Solutions AB.

      The Company's general and administrative expenses increased $1,029,080 from $910,239 for the year ended December 31, 2003 to $1,939,319 for the year ended December 31, 2004. The increase resulted principally from recording $913,443 consulting expenses paid for by the issuance of 209,444 common shares of the Company and an increase of approximately $100,000 in expenses related to being a public company such as increased professional fees of approximately $70,000 and shareholder communication expenses and transfer agent fees.

      The Company's sales and marketing expenses for the year ended December 31, 2004 were $732,959 compared to sales and marketing expenses of $518,768 for the year ended December 31, 2003. The increase of $214,191 is due primarily to increased marketing emphasis on the Company's CodecSys technology and attendance at trade shows and similar sales initiatives.

      The Company recorded an increase in interest expense of $992,736 from 2003 to 2004. On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. At December 31, 2004, the Company had borrowed over a two-year period, an aggregate total of $1,195,090. The note bears an annual interest rate of 6%, which is forgiven upon conversion. The Company believes the entire amount of the note will be converted, whereby it has only recorded the beneficial conversion feature of the note in interest expense. In each of the years ending December 31, 2004 and 2003, the Company borrowed an aggregate of $1,095,110 and $99,980, respectively. During the years ending December 31, 2004 and 2003, the Company recorded as interest expense $1,095,110 and $99,980, respectively, as there is an immediately convertible beneficial conversion feature associated with the advances made under this line of credit. On September 30, 2004 the lenders holders exercised their conversion rights and converted a total of $800,000 ($400,000 each) of the $1,195,090 into 800,000 shares of common stock of the Company. The remaining balance of the note at December 31, 2004 was $395,090.

Net Losses

      The Company had a net loss in the amount of $16,488,712 for the year ended December 31, 2004 compared to a net loss of $3,935,244 for the year ended December 31, 2003. The net loss before taxes increased by $12,559,468, which was primarily the result of an increase of $12,659,094 in research and development in process, an increase of $913,443 of shares issued for services included in administrative and general expense, and an increase of $992,736 in interest expense, all as explained above. The majority of the total net loss of $16,488,712 is composed of non-cash expenses as illustrated in the following table, which sets forth the major non-cash components of the expenses incurred:

      Depreciation and amortization                               $   398,319
      Common stock issued for services                                916,996
      Research and development in process                          11,439,520
      Liability Assumed for research and development in process     1,219,573
      Beneficial conversion feature of convertible note
       (interest expense)                                           1,095,110
                                                                  ------------
      Total significant non-cash items included in net loss       $15,069,518
                                                                  ============

Off-Balance Sheet Arrangements

      The Company has no Off-Balance Sheet arrangements.

Liquidity and Capital Resources

      At December 31, 2004, the Company had cash of $173,536, total current assets of $865,865, current liabilities of $661,814, and total stockholders' deficit of $(14,827). The Company experienced negative cash flow used in operations during the fiscal year ended December 31, 2004 of $1,500,720 compared to negative cash flow used in operations for the year ended December 31, 2003 of $709,033. The negative cash flow was met by borrowings under the line of credit and sales of common stock to investors. The Company expects to continue to experience negative operating cash flow as long as the Company continues its technology development program or until it increases its sales by adding new customers.

      The Company's audited consolidated financial statements for the year ended December 31, 2004 contain a "going concern" qualification. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company will continue to have the need for infusions of capital over an undetermined period of time. The Company experienced negative cash flow of approximately $125,000 per month and its development plan calls for additional expenditures of approximately $100,000 per month to complete the development initiatives identified at this time. The Company believes it is important to increase expenditures for development to take advantage of the opportunities currently available and delay in implementing the increased expenditures of the CodecSys technology could adversely affect the Company's ability to bring products to market and take a meaningful market share. To date, the Company has met its working capital needs through sale of common stock under subscription agreements and through a convertible line of credit, and anticipates that availability of such capital will continue over the next year. The Company is actively engaged in raising additional equity capital to meets its development and operational needs. However, as of the date of this report, the Company has not been able to secure a placement of sufficient size to satisfy estimated short term liquidity needs. Additional investor capital will result in future dilution to the existing shareholders. Future investment may depend, to some extent, on results of operations, but there can be no assurance that the Company will be able to attract new investors or that the current investors and lenders will continue to fund operations if the Company does not demonstrate increased revenues and other favorable operating results over the next several months. In the event capital is not secured or if additional loans are not secured, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital, or on terms acceptable to the Company or to reduce costs sufficient to maintain the operations of the Company at its current level.

Recent Accounting Pronouncements

      In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock Compensation in Note 2 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

ITEM 7.  FINANCIAL STATEMENTS

      The following financial statements required by this Item 7 begin on Page F-1 and are located following the signature page. All information which has been omitted is either inapplicable or not required.

      Report of Independent Registered Public Accounting Firm
      for the years ended December 31, 2004 and 2003......................F-1

      Consolidated Balance Sheets as of December 31, 2004 and
      December 31, 2003...................................................F-2

      Consolidated Statements of Operations for the years
      ended December 31, 2004 and December 31, 2003.......................F-4

      Consolidated Statements of Stockholders' Equity for
      the years ended December 31, 2004 and 2003..........................F-5

      Consolidated Statements of Cash Flows for the years
      ended December 31, 2004 and December 31, 2003.......................F-6

      Notes to Consolidated Financial Statements..........................F-7


    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                ITEM 8A.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

      As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act. This evaluation did, however, identify a significant deficiency in our disclosure controls and procedures with respect to keeping current with new and recent accounting pronouncements and required disclosures. Management is taking steps to implement appropriate corrective action in this regard.

      There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

                   ITEM 8B.  OTHER INFORMATION

      None.


                             PART III

      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth (i) the names of the directors and executive officers of the Company, (ii) their ages as of the date of this Form 10-KSB and (iii) the capacities in which they serve the Company:

                                                             Officer and
Name               Age     Position                          Director Since
---------------- -------- --------------------------------- -----------------
Rodney M. Tiede    44      Chief Executive Officer,              2003
                           President and Director

Randy Turner       49      Chief Financial Officer               2003
                           Treasurer and Director

Reed L. Benson     58      Vice President, Secretary,            2003
                           General Counsel and Director


      Rodney M. Tiede has been President, Chief Executive Officer and a director of the Company since October 2003. From August 2000 to the present, Mr. Tiede has been President, Chief Executive Officer and director of BI a wholly owned subsidiary of the company. From April 2003 to the present, Mr. Tiede has also been the Chief Executive Officer and a director of IDI, a consolidated subsidiary of the Company. From November 1987 to August 2000, Mr. Tiede was employed as Director of Sales, Vice President and General Manager of Broadcast International, Inc., the predecessor of BI. Mr. Tiede received a Bachelor of Science Degree in Industrial Engineering from the University of Washington in 1983.

      Randy Turner has been Chief Financial Officer, Treasurer and a director of the Company since October 2003. From August 2000 to the present, Mr. Turner has been Chief Financial Officer and Secretary of BI. From April 2003 to the present, Mr. Turner has also been the Chief Financial Officer and Secretary of IDI. From January 1990 to August 2000, Mr. Turner was Chief Accounting Officer of Broadcast International, Inc., the predecessor of BI, and Treasurer of Data Broadcasting Corporation, the former parent company of BI. He received a Bachelor of Science Degree in Accounting from Weber State University in 1985.

      Reed L. Benson has been Vice President, Secretary, General Counsel and a director of the Company since October 2003. He has been in the private practice of the law from April 2000 to the present and consulted directly with
BI during that period.    From August 1987 to April 2000, he was

Vice President, Secretary and General Counsel for Broadcast International, Inc., and served as Vice President, Secretary and General Counsel for Data Broadcasting Corporation, the former parent company of BI, from June 1995 to April 2000. From April 2003 to the present, Mr. Benson has also been the General Council and director of IDI. Mr. Benson is President and a director of Xvariant, Inc., a publicly traded company. Mr. Benson received a Bachelor of Science Degree in Accounting from the University of Utah in 1971 and a Juris Doctor Degree from the University of Utah College of Law in 1976. Mr. Benson became a certified public accountant in 1974 and is currently an attorney licensed to practice in Utah.

      As noted above, the executive officers and directors of the Company have served as officers and directors of BI since August 2000 and as officers and directors of IDI since April 2003. During 2001 and 2002, BI entered into various licensing agreements with IDI and purchased shares of convertible preferred stock of IDI. Management of BI determined that the CodecSys technology being developed by IDI represented a significant opportunity for BI and its future business prospects. By April 2003, the financial condition of IDI had deteriorated significantly and BI offered a line of credit to IDI to sustain its operations. At such time, BI also assumed operational control of IDI. By October 2003, management of BI realized that IDI could not survive on its own notwithstanding the financial support provided by BI. Accordingly, IDI filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code on October 23, 2003. Over the next seven months, IDI's management, with resources and assistance from the Company, continued development of the CodecSys technology and designed the Plan of Reorganization, which was confirmed on May 18, 2004. Under the Plan of Reorganization, the Company issued shares of its common stock to creditors of IDI and assumed certain liabilities of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI. Since confirmation of the Plan of Reorganization, the operations of IDI have been consolidated with those of the Company. For additional information regarding the IDI bankruptcy, see Note 5 of the Notes to Consolidated Financial Statements of the Company included in this report.

Section 16 (a) Beneficial Ownership Reporting Compliance

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

      Based solely on its review of the copies of such forms received by the Company and representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders for 2004 were timely met.

Code of Ethics

      The Company has adopted a Code of Ethics for its principal executive officer, principal financial officer, controller, or persons performing similar functions. A copy of the Code of Ethics was filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report Form 10-KSB for the year ended December 31, 2003.

Audit Committee and Financial Expert

       The entire Board of Directors of the Company acts as the Company's Audit Committee. As such, the directors of the Company perform the functions of an Audit Committee, including:

recommending an independent registered public accounting firm to audit the annual financial statements of the Company; reviewing the independence of the Company's auditors, the financial statements and the auditors' report; and reviewing management's administration of the Company's system of internal control over financial reporting and disclosure controls and procedures. The Board of Directors has not yet adopted a written Audit Committee charter or similar document. Inasmuch as all of the directors of the Company serve as executive officers of the Company, none of the directors are "independent" under the definition of independence in Rule 4200(a)(15) of the NASD's listing standards.

      The Board of Directors of the Company has determined that Randy Turner, Chief Financial Officer, Treasurer and a director of the Company, meets the requirements of an "Audit Committee Financial Expert" as defined in Item 401(e) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended.


                 ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

      The following sets forth the compensation of the Company's Chief Executive Officer and the other executive officers as of December 31, 2004 for the three fiscal years ended December 31, 2004



Summary Compensation Table
                                       --------------------------------------
                                                Annual
                                             Compensation
-------------------------------------- --------------------------------------
                        Fiscal
Name and Principal      Year Ended                            All Other
   Position             December 31    Salary($)    Bonus($)  Compensation($)
----------------------- -------------- ------------ --------- ---------------
Rodney M. Tiede         2004           120,000         0       5,824 (2)
Chief Executive         2003            30,000         0       1,245 (2)
Officer (1)             2002                 0         0           0
-----------------------------------------------------------------------------
Randy Turner            2004           100,000         0       4,895 (2)
Chief Financial         2003            25,000         0       1,068 (2)
Officer (1)             2002                 0         0           0
-----------------------------------------------------------------------------
Reed L. Benson          2004            81,700(3)      0       1,252 (2)
Secretary, General      2003            15,000(3)      0           0
Counsel, Vice           2002                 0         0           0
President (1)
------------------------------------------------------------------------------

  (1) Became an executive officer October 1, 2003. Compensation listed dates from that date.
  (2) Includes amounts paid by the Company for 401(k) matching, and employee life insurance
  (3) Mr. Benson was paid by way of consulting fees until April 2004, which fees are included in the table above. Subsequent to April 2004, Mr. Benson was paid as an employee of the Company.

       Aggregated Options/SAR Exercises in Last Fiscal Year
                  And FY-End Options/SAR Values

      The following table summarizes for the executive officers the number of stock options exercised during fiscal 2004, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 2004 and the aggregate dollar value of in-the-money unexercised options held at December 31, 2004. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date (based upon the average of the high and low prices of common stock as reported by the NASDAQ Bulletin Board, and the exercise price of the option. Options are in-the-money if the fair market value of the underlying securities exceed the exercise price of the option. The value of unexercised, in-the-money options at December 31, 2004 is the aggregate amount of the difference between their exercise price and $4.00 per share, the fair market value of the underlying stock on December 31, 2004, based on the closing price of the common stock on that date.

      The underlying options have not been and may never be exercised. The actual gains, if any, on exercise will depend on the value of the Common Stock on the actual date of exercise. There can be no assurance that these values will be realized.




                                                 Number of      Value of
                                                 Securities     Unexercised
                                                 Underlying     In-the Money
                                                 Unexercised    Options/SARs
                                                 Options/SARs   at FY-End($)
                                                 At FY-End (#)
------------------------------------------------------------------------------
                  Shares Acquired  Value        Exercisable/   Exercisable/
   Name           on Exercise (#)  Realized($)  Unexercisable  Unexercisable
----------------- ---------------- ------------ -------------- ---------------
Rod M. Tiede            -            -             0/50,000        0/0
Randy Turner            -            -          508,056/50,000   2,022,063/0
Reed L. Benson          -            -             0/100,000       0/0
------------------------------------------------------------------------------





              Options/SAR Grants in Last Fiscal Year

------------------------------------------------------------------------------
                     Number          % of Total
                     of Securities   Options/SARs     Exercise
                     Underlying      Granted to       Or Base
                     Options/SARs    Employees in     Price        Expiration
Name                 Granted (#)(1)  Fiscal Year(2)   ($/Sh)(3)    Date
-------------------- --------------- ---------------- ------------ -----------
Rodney M. Tiede         50,000           20%            6.05        4/2014
Randy Turner            50,000           20%            6.05        4/2014
Reed L. Benson         100,000           40%            6.05        4/2014
------------------------------------------------------------------------------

(1) All of the options granted in 2004 vest ratably over three years, beginning on April 28, 2005 through April 28, 2007.

(2) The percentages reflected in the table above were computed based on the total number of options granted or issued to employees and directors in 2004, or 248,000.
(3) The exercise prices shown above equal the fair market values on the dates of grant, which fair market values are determined by the closing price of the Common Stock as reported by the NASDAQ Bulletin Board.


Compensation of Directors

      There are no non-employee directors of the Company, and employees receive no additional compensation for serving as directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

      In April 2004, the Company and Mr. Tiede entered into an employment agreement covering Mr. Tiede's employment for a term commencing upon the execution thereof and continuing until December 31, 2006. The agreement calls for payment of a gross annual salary of not less than $120,000, payable in equal bi-weekly installments for the year ended December 31, 2004, subject to such increases as the Board of Directors may approve. The employment agreement further provides that Mr. Tiede shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the Board of Directors (or the Compensation Committee thereof) based upon an evaluation of the performance of Mr Tiede during the previous fiscal year.
The agreement also provides for participation in the Company's stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in the Company's other benefit plans and reimbursement for necessary and reasonable business expenses. In the event of a change in control of the Company, defined as the purchase of shares of capital stock of the Company enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Tiede shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years whichever is longer. In addition, if the change of control event results in the shareholders of the Company exchanging their shares for stock or other consideration, Mr. Tiede shall receive an amount equal to the per share price paid to the shareholders of the Company less the pre-announcement price multiplied by 50,000.

      In April 2004, the Company and Mr. Turner entered into an employment agreement covering Mr. Turner's employment for a term commencing upon the execution thereof and continuing until December 31, 2006. The agreement calls for payment of a gross annual salary of not less than $100,000, payable in equal bi-weekly installments for the year ended December 31, 2004, subject to such increases as the Board of Directors may approve. The employment agreement further provides that Mr. Turner shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the Board of Directors (or the Compensation Committee thereof) based upon an evaluation of the performance of Mr. Turner during the previous fiscal year. The agreement also provides for participation in the Company's stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in the Company's other benefit plans and reimbursement for necessary and reasonable business expenses. In the event of a change in control of the Company, defined as the purchase of shares of capital stock of the Company enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Turner shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years whichever is longer. In addition, if the change of control event results in the shareholders of the Company exchanging their shares for stock or other consideration,

Mr. Turner shall receive an amount equal to the per share price paid to the shareholders of the Company less the pre-announcement price multiplied by 50,000.


      In April, 2004 the Company and Mr. Benson entered into an employment agreement covering Mr. Benson employment for a term commencing upon the execution thereof and continuing until December 31, 2006. The agreement calls for payment of a gross annual salary of not less than $84,000, payable in equal bi-weekly installments for the year ended December 31, 2004, subject to such increases as the Board of Directors may approve. The employment agreement further provides that Mr. Benson shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the Board of Directors (or Compensation Committee thereof) based upon an evaluation of the performance of Mr. Benson during the previous fiscal year. The agreement also provides for participation in the Company's stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in the Company's other benefit plans and reimbursement for necessary and reasonable business expenses. In the event of a change in control of the Company, defined as the purchase of shares of capital stock of the Company enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Benson shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years whichever is longer. In addition, if the change of control event results in the shareholders of the Company exchanging their shares for stock or other consideration, Mr. Benson shall receive an amount equal to the per share price paid to the shareholders of the Company less the pre-announcement price multiplied by 50,000.

Compensation Committee Interlocks and Insider Participation

      The Company does not currently have a Compensation Committee.

Board Meetings

      The directors of the Company also serve as the executive officers of the Company. As such the directors meet regularly to discuss the business and affairs of the Company on an informal basis. During the year ended December 31, 2004, the Board took ten separate actions by unanimous written consent resolution, but no formal meetings of the Board were held.

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the beneficial ownership of the common stock of the Company, at March 4, 2005, by each director, executive officer, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.


                                            Amount &
                                            Nature
          Name & Address                    of Beneficial   Percent
          of Beneficial Owner               Ownership       of Class
          --------------------------------  --------------  --------

          Rodney M. Tiede (1)(2)               3,998,174      19.3%

          Renae Hambly (1)(3)                  1,732,090       8.4%

          Kenneth Moore (1)(4)                 1,732,090       8.4%

          Randy Turner (1)(5)                  1,534,674       7.2%

          Reed L. Benson (1)(6)                  719,422       3.5%

          All directors & executive
          officers as a group (3 persons)      6,252,270      29.4%

(1) The address for each named individual is the Company's address at 7050 Union Park Avenue, #600, Salt Lake City, Utah 84047, and all named individuals are employees of the Company.

(2) Includes 328,440 shares held by Mr. Tiede as Custodian under the Uniform Gift to Minors Act for the benefit of his children. Includes presently exercisable options to acquire a total of 16,666 shares of common stock

(3) Includes presently exercisable options to acquire a total of 512,758 shares of common stock held by Ms. Hambly and her spouse.

(4) Includes presently exercisable options to acquire 508,056 shares of common stock.

(5) Includes 57,477 shares held by Mr. Turner as Custodian under Uniform Gift to Minors Act for the benefit of his child and presently exercisable options to acquire a total of 524,722 shares of common stock.

(6) Mr. Benson and his spouse own a 40% equity interest in a limited liability company that owns all of the shares included. Mr. Benson is the manager of the limited liability company and, as such, has voting and investment power with respect to all such shares. Mr. Benson disclaims beneficial ownership of all such shares except to the extent of his equity interest therein. Includes presently exercisable options to acquire 33,333 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

----------------------------------------------------------------------------
                                                            Number of
                                                            Securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan Category    warrants and rights    and rights          in column (a))
                        (a)                (b)                  (c)
---------------- ---------------------- ------------------- -----------------
Equity Compen-
sation plans
approved by
security
holders                  -                  -                    -
-----------------------------------------------------------------------------
Equity compen-
sation plans
not approved
by security
holders              2,771,460              .21               3,228,540
-----------------------------------------------------------------------------
Total                2,771,460              .21               3,228,540
-----------------------------------------------------------------------------

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


                       ITEM 13.  EXHIBITS

Exhibit No.
----------

3.1        Articles of Incorporation, as amended, of the Company .
            (Incorporated by reference to Exhibit No. 3.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

3.2         Bylaws of the Company

4.1         Specimen Stock Certificate of common stock

10.1 Employment Agreement of Rodney M. Tiede dated April 28, 2004 (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.2 Employment Agreement of Randy Turner dated April 28, 2004 (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.3 Employment Agreement of Reed L. Benson dated April 28, 2004 (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.4 Stock Option Plan (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report of Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

14 Code of Ethics, As Adopted Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit No. 14 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30,2004.)

21.1        Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our independent auditors for each of the last two fiscal years, in each of the following categories are as follows:


                                              2004        2003
                                          ----------   ----------
       Audit fees                         $   44,400   $   27,500
       Audit-related fees                      5,275            -
       Tax fees                                3,500        2,600
       All other fees                     ----------   ----------
       Total                              $   53,175   $   30,100
                                          ==========   ==========

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

                                  Broadcast International, Inc.


Date: April 1, 2005               /s/ Rodney M. Tiede
                                  -------------------------------------------
                                  By:  Rodney M. Tiede
                                  Its: President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 1, 2005               /s/ Rodney M. Tiede
                                  --------------------------------------------
                                  By:  Rodney M. Tiede
                                  Its: President, Chief Executive
                                       Officer and Director
                                      (Principal Executive Officer)

Date: April 1, 2005               /s/  Randy Turner
                                  -------------------------------------------
                                  By:  Randy Turner
                                  Its: Chief Financial Officer and Director
                                       (Principal Financial and Accounting
                                       Officer)

Date: April 1, 2005               /s/  Reed L. Benson
                                  -------------------------------------------
                                  By:  Reed L. Benson
                                  Its: Vice President, General Counsel and
                                       Director

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Broadcast International, Inc.


We have audited the accompanying consolidated balance sheet of Broadcast International, Inc. and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses and used cash from operations during the years ended December 31, 2004 and 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Salt Lake City, Utah
February 18, 2005

                  Broadcast International, Inc.
                    CONSOLIDATED BALANCE SHEET


                                                         December 31
                                                 ---------------------------
                                                      2004          2003
                                                 ------------- -------------
ASSETS:
Current assets
  Cash and cash equivalents                      $    173,536  $    314,667
  Trade accounts receivable, net                      479,382       429,056
  Income taxes receivable                                   -         2,951
  Inventory                                            20,066        71,174
  Prepaid expense                                     192,881       156,634
  Total current assets                                865,865       974,482
                                                 ------------- -------------
Property and equipment
  Furniture and fixtures                               77,939        63,589
  Leasehold improvements                              237,108       236,542
  Machinery and equipment                           1,748,049     1,635,549
  Accumulated depreciation and amortization        (1,298,325)     (900,005)
                                                 ------------- -------------
Property and equipment, net                           764,771     1,035,675

Other assets
  Patents, at cost                                    179,084             -
  Deposits and other assets                             7,824         7,824
  Related party note receivable                             -        82,208
                                                 ------------- -------------
Total other assets                                    186,908        90,032
                                                 ------------- -------------
Total assets                                     $  1,817,544  $  2,100,189
                                                 ============= =============

                  Broadcast International, Inc.
                    CONSOLIDATED BALANCE SHEET

                                                        December 31
                                                      2004         2003
                                                 ------------- -------------

LIABILITIES:

Current liabilities
  Accounts payable                               $    139,768  $    175,246
  Accrued liabilities:
  Payroll and related expenses                        165,592       149,544
  Other accrued expenses                               81,189        52,857
  Unearned revenues                                   205,078       256,963
  Current portion of long-term obligations             70,187         3,844
                                                 ------------- -------------
Total current liabilities                             661,814       638,454

Long-term obligations                                 570,557        99,980
Deferred bonus payable                                600,000       600,000
                                                 ------------- -------------
Total liabilities                                   1,832,371     1,338,434

Commitments and contingencies                               -             -

STOCKHOLDERS EQUITY (DEFICIT):
  Preferred stock, no par value; 10,000,000
    shares authorized, none issued                           -             -
  Common stock, $.05 par value; 40,000,000
    shares authorized, 20,653,986 and
    18,185,736 shares issued in 2004 and 2003,
    respectively                                    1,032,699       909,287
  Additional paid-in capital                       19,458,897     3,870,179
  Accumulated deficit                             (20,506,423)   (4,017,711)
                                                 ------------- -------------
Total stockholders' equity (deficit)                  (14,827)      761,755
                                                 ------------- -------------
Total liabilities and stockholders'
equity (deficit)                                 $  1,817,544  $  2,100,189
                                                 ============= =============










(see the accompanying notes to consolidated financial statements)

                  Broadcast International, Inc.
               Consolidated Statement of Operations
                 For the years ended December 31

                                                     2004          2003
                                                 ------------- -------------

Net sales                                        $  5,385,657  $  4,928,486

Cost of sales                                       5,438,409     5,027,314
                                                 ------------- -------------
Gross profit (loss)                                   (52,752)      (98,828)

Operating expenses:

  Administrative and general                        1,939,319       910,239
  Selling and marketing                               732,959       518,768
  Production and maintenance                           35,109       159,764
  Research and development in process              12,659,094             -
  Impairment of license rights, note receivable
    and Interact Devices, Inc. investment                   -     2,154,608
                                                 ------------- -------------

Total operating expenses                           15,366,481     3,743,379
                                                 ------------- -------------

Total operating loss                              (15,419,233)   (3,842,207)

Other income (expense)
  Interest income                                       2,570         9,112
  Interest expense                                 (1,095,186)     (102,450)
  Other income                                         23,137         6,301
                                                 ------------- -------------
Total other income (loss)                          (1,069,479)      (87,037)
                                                 ------------- -------------
Loss before income taxes                          (16,488,712)   (3,929,244)

Provision for income taxes
  Current tax expense (benefit)                             -             -
  Deferred tax expense (benefit)                            -         6,000
                                                 ------------- -------------
Total provision for income taxes                            -         6,000
                                                 ------------- -------------

Net loss                                         $(16,488,712) $ (3,935,244)
                                                 ============= =============

Loss per share basic and diluted                 $       (.85) $       (.23)
                                                 ============= =============

Weighted average shares basic and diluted          19,365,000    16,847,000
                                                 ============= =============



(see the accompanying notes to consolidated financial statements)


                          Broadcast International, Inc.
             Consolidated Statement of Stockholders Equity (Deficit)
                      Years ended December 31, 2004 and 2003


                                       Common Stock           Additional    Retained
                                  --------------------------- Paid-in       Paid-in       Equity
                                    Shares       Amount       Capital       (Deficit)     (Deficit)
                                  ------------- ------------- ------------- ------------- -------------
Balance, January 1, 2003             15,745,859 $    787,293  $  2,570,494  $    (82,467) $  3,275,320

Acquisition of Laser Corporation        749,597       37,480       (42,506)            -        (5,026)

Common stock issued for cash          1,464,477       73,224     1,248,501             -     1,321,725

Common stock issued on exercise
 of stock options                       225,803       11,290        (6,290)            -         5,000

Beneficial conversion feature                 -            -        99,980             -        99,980

Net loss                                      -            -             -    (3,935,244)   (3,935,244)
                                  ------------- ------------- ------------- ------------- -------------
Balance, December 31, 2003           18,185,736      909,287     3,870,179    (4,017,711)      761,755

Common stock issued for cash            343,307       17,165       847,755             -       864,920

Common stock issued for services        209,444       10,472       906,524             -       916,996

Common stock issued to IDI
 debt holders                           111,842        5,592       676,630             -       682,222

Common stock issued on
 exercise of options                      3,657          183         3,179             -         3,362

Common stock issued from
  long-term debt conversion             800,000       40,000       760,000             -       800,000

Common stock and warrants
  issued pursuant to contract
  settlement agreements               1,000,000       50,000    11,299,520             -    11,349,520

Beneficial conversion feature                 -            -     1,095,110             -     1,095,110

Net loss                                      -            -             -   (16,488,712)  (16,488,712)
                                  ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2004           20,653,986 $  1,032,699  $ 19,458,897  $(20,506,423) $    (14,827)
                                  ============= ============= ============= ============= =============






        (see the accompanying notes to consolidated financial statements)

                                       F-5



                    Broadcast International, Inc.
                 Consolidated Statement of Cash Flows
                   For the years ended December 31

                                                                  2004          2003
                                                           --------------- --------------
Cash flows from operating activities:
  Net loss                                                 $  (16,488,712) $  (3,935,244)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                 398,319        402,161
    Deferred income tax expense (benefit)                               -          6,000
    Common stock issued for services                              916,996              -
    Common stock and options issued for research
     and development in process                                11,439,520              -
    Liability assumed for research and development in process   1,219,573              -
    Impairment of investment in IDI/license right                       -      2,154,608
    Beneficial conversion expense                               1,095,110         99,980
    Allowance for doubtful accounts                                36,404        (27,120)
  Changes in assets and liabilities:
    Accounts receivable                                           (73,225)       143,676
    Income taxes receivable                                             -        518,809
    Inventories                                                    58,102        (44,117)
    Prepaid expenses                                              (31,127)       (23,001)
    Deposits and other assets                                           -         53,000
    Accounts payable                                              (42,960)        16,407
    Accrued liabilities                                            23,165        (87,537)
    Deferred revenues                                             (51,885)      (106,655)
    Income taxes payable                                                -              -
    Deferred bonus payable                                              -        120,000
                                                           --------------- --------------
Net cash used by operating activities                          (1,500,720)      (709,033)

Cash flows from investing activities:
  Purchase of equipment                                          (182,799)      (125,181)
  Related party note receivable (net)                             (92,799)       (82,208)
  Investment in IDI and pre-petition related party
    note receivable                                                     -       (429,608)
  Patents                                                        (179,084)             -
  Cash received in reverse acquisition of Laser Corp.                   -          5,316
                                                           --------------- --------------
Net cash used by investing activities                            (442,848)      (631,681)

Cash flows from financing activities:
  Principal payments - debt                                      (160,955)       (87,490)
  Stock issued for cash                                           864,920      1,321,725
  Proceeds from exercise of stock options                           3,362          5,000
  Loan financing                                                1,095,110         99,980
                                                           --------------- --------------
Net cash provided by financing activities                       1,802,437      1,339,215
                                                           --------------- --------------
Net decrease in cash and equivalents                             (141,131)        (1,499)

Cash and equivalents, beginning of year                           314,667        316,166
                                                           --------------- --------------

Cash and equivalents, end of year                          $      173,536  $     314,667
                                                           =============== ==============
Supplemental disclosures of cash flow information:
  Interest paid                                            $           76  $       2,470
  Income taxes paid                                                     -              -



  (see the accompanying notes to consolidated financial statements)

                                 F-6

                  Broadcast International, Inc.
            Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation
-----------------------------------------------

Broadcast International, Inc. (the Company) is the consolidated parent company of BI Acquisitions, Inc. (BI), a wholly-owned subsidiary, and Interact Devices, Inc. (IDI), an 86% owned subsidiary.

BI was incorporated in Utah in December 1999 and began operations in January 2000. BI provides satellite uplink services and related equipment services, communication networks, and video and audio production services primarily to large retailers, other businesses, and to a third-party provider of in-store music and video.

On July 1, 2000, BI purchased certain assets and assumed certain liabilities of its predecessor previously known as Broadcast International, Inc., an entity different than the Company, including the right to use its name, trademarks and copyrights, from Data Broadcasting Corporation.

On October 1, 2003, the Company (formerly known as Laser Corporation) acquired BI by issuing a total of 17,210,268 shares (post reverse split) of its common stock representing 98% of the total equity ownership in exchange for all of the issued and outstanding BI common stock. The transaction was accounted for as a reverse acquisition, or recapitalization of BI, with BI being treated as the accounting acquirer. Effective January 13, 2004, the company changed its name from Laser Corporation to Broadcast International, Inc.

On May 18, 2004, the Debtor-in-Possession's Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, the Company issued to the creditors of IDI approximately 111,842 shares of the common stock of the Company. In exchange, the Company received approximately 50,127,218 shares of the common stock of IDI. Additionally, the Company had previously acquired convertible preferred stock which, if converted, equated to approximately 1,050,000 shares of the common stock of IDI. The transaction with IDI was accounted for as a purchase of IDI by the Company. At December 31, 2004, the Company owned, on a fully diluted basis, approximately 51,177,218 common share equivalents, representing approximately 86%, of the equity of IDI.

The consolidated financial statements herein include the operations of BI from January 1, 2003 to October 1,2003, the operations of the Company (including those of BI) from October 1, 2003 to December 31, 2004, and the operations of IDI from May 18, 2004 to December 31, 2004. IDI produced losses from operations during the period May 18, 2004 to December 31, 2004; therefore, 100% of the results from operations have been included in the Company's consolidated statements. The operations of the Company prior to October 1, 2003 (date of reverse acquisition) have not been included in these consolidated financial statements due to the immaterial nature of the operations. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, and highly liquid investments with maturities of three months or less to be cash equivalents.
At December 31, 2004 and 2003 the Company had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Trade Account Receivables

Trade account receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. After the receivable becomes past due, it is on nonaccrual status and accrual of interest is suspended.

Inventories

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

Patents

Patents represent legal costs incurred to apply for US and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 15 years.

Amortization expense recognized on all patents totaled $0 for the year ended December 31, 2004.

Estimated amortization expense on patents for each of the next five years is as follows:

                Year ending December 31:
                      2005                          $   5,965
                      2006                             11,930
                      2007                             11,930
                      2008                             11,930
                      2009                             11,930

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined by using cash flow analyses and other market valuations.

Stock Compensation

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

                                                  Years Ended December 31,
                                                      2004         2003
                                                ------------- --------------
     Net loss, as reported                      $(16,488,712) $  (3,935,244)
     Addback:
     Stock-based employee compensation
     expense determined under intrinsic
     value based method for all awards,
     net of related tax effects                          -              -
     Deduct:
     Total stock- based employee compensation
     expense determined under fair value
     based method for all awards, net
     of related tax effects                          (366,740)       (59,178)
                                                -------------- --------------
     Pro forma net loss                         $ (16,855,452) $  (3,994,422)
                                                ============== ==============
     (Loss) earnings per share:
     Basic and diluted - as reported            $        (.85) $        (.23)
                                                ============== ==============
     Basic and diluted - pro forma              $        (.87) $        (.24)
                                                ============== ==============

The weighted average fair value of options granted during year ended December 31, 2004 was $2.90 per share. The fair value for the options granted in 2004 were estimated at the date of grant using a Black Scholes option pricing model.

Income Taxes

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

Research and development

Research and development costs are expensed when incurred.

Concentration of Credit Risk

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

The Company's accounts receivable include three customers whose combined balances represent approximately 50% and 67% of trade receivables as of December 31, 2004 and 2003, respectively and whose related sales revenues account for approximately 53% and 75% of total revenues for the years ended December 31, 2004 and 2003,respectively.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options and warrants outstanding during the year, using the treasury stock method and the average market price per share during the year. Options to purchase 6,415,650 and 2,969,024 shares of common stock at prices ranging from $.02 to $60.63 per share were outstanding at December 31, 2004 and 2003, respectively. As the Company experienced a net loss during the years ended December 31, 2004 and 2003, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such options would be anti-dilutive.

Common Stock Reverse Split

On January 13, 2004, the Company effected a 10:1 reverse stock split of its common stock. The financial statements reflect the reverse stock split as if it had occurred on January 1, 2003.

Fair Value of Financial Instruments

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

Advertising Expenses

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $70,890 and $23,054, respectively.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements in order for them to conform to the classifications used for the current year.

Note 3 - Going Concern
----------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continuation as a going concern is dependent on its ability to generate sufficient income and cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required. The Company is actively seeking options to obtain additional capital and financing. There is no assurance the Company will be successful in its efforts.

Note 4 - Trade Accounts Receivable
-----------------------------------

The Company's trade accounts receivable are shown in the accompanying balance sheet net of its allowance for uncollectable accounts of $39,574 and $29,170 as of December 31, 2004 and 2003, respectively.

Note 5 - Investment in Interact Devices, Inc (IDI)
--------------------------------------------------

The Company began investing in and advancing monies to IDI in 2001. IDI was developing technology which CodecSys is being developed from. The following describes the various transactions and accounting treatment for its investment in IDI for the years ending December 31, 2004 and 2003.

During 2001 and 2002, BI entered into various licensing agreements with IDI to license its technology. In addition to these license agreements, convertible preferred stock of IDI was purchased by BI. On April 1, 2003, BI entered into a stock purchase agreement ("Agreement") with three of the co-founders of IDI to purchase shares of IDI owned by such co-founders. Amounts paid by BI for such shares were capitalized as part of the Company's investment in IDI. Coincident to the Agreement, the President of BI was granted the right to vote the remaining shares owned by the founders for a one year period, which resulted in BI having the right to vote in excess of 60% of the voting stock of IDI. Pursuant to the Agreement, the founders resigned as officers and members of the Board of Directors of IDI. Management of BI assumed operational control of IDI and were appointed to the IDI Board. To date, members of BI management occupy 3 of the 5 IDI Board seats.

Since April 2003, the Company has advanced additional cash to IDI for the payment of operating expenses, which continued development of the CodecSys technology. At December 31, 2003, the Company expensed all but approximately $82,200 of amounts advanced. The $82,200 was advanced pursuant to a promissory note that is secured by assets and technology of IDI.

On April 1, 2003, BI also entered into a revolving line of credit promissory note with IDI. The note was at the sole discretion of BI and allowed IDI to draw up to $1,000,000. All principal and interest at 10% per annum was due and payable on December 31, 2003. On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection.

Due to the bankruptcy filing of IDI, at December 31, 2003, the Company recognized an operating charge of $2,154,608 representing all investment in IDI as of that date.

The Company desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, the Company participated in IDI's plan of reorganization, whereby the Company would satisfy the debts of the creditors and obtain certain licensing rights, which had previously been sold to Streamware Solutions, AB by IDI.

Streamware Solutions AB

On February 6, 2004, IDI entered into a license agreement with Streamware Solutions AB (Streamware), a Swedish corporation, which dissolved a previous partner agreement dated April 26, 2002. The license agreement provides Streamware certain rights to the IDI technology, including a 2-year exclusivity for certain companies located in Europe. Use of the technology by Streamware will result in fees being received by the Company.

In association with the license agreement mentioned above, Streamware, or it's shareholders, had the right pursuant to a stock purchase and option grant agreement to purchase up to 250,000 shares of the Company's common stock at a per share price of $2.00, on or before March 4,2004. Of the 250,000 shares available, 187,500 shares were purchased at approximately 50% below market value, resulting in proceeds for the Company of $375,000 and a research and development in process expense of $375,000. The Company granted Streamware the right to purchase these shares in association with the rights to market the IDI technology to the non-exclusive customers located in Europe, which were previously unavailable due to the partner agreement. Additionally, the Company has granted Streamware shareholders a 2-year option to purchase an additional 1,312,500 shares of the company's common stock at a per share price of $4.50, at an expense of $2,054,944, expiring February 2006 and immediately exercisable.

Additionally, Streamware was issued 1,000,000 shares of common stock pursuant to a stock issuance and option grant agreement also dated February 6, 2004, which were valued at $6,000,000. The Company also issued to Streamware or its principals an additional 1,500,000 options to purchase common shares of the Company at an exercise price of $4.50 per share, expiring February 6, 2006, associated with the agreements mentioned above at an expense of $1,798,075. These agreements were entered concurrently with IDI entering into the license agreement with Streamware. All expenses associated with Streamware and the IDI bankruptcy above were recorded as research and development in process, as part of the on-going development costs of the CodecSys technology. The Company recorded the following related to the transactions with Streamware:

     Research and development in process expense,
        stock issued below market                       $    375,000
     Research and development in process expense,
        additional stock issued                            6,000,000
     Research and development in process expense,
        fair value of stock options                        3,853,019
                                                        ------------
     Total research and development in process
       Expense from Streamware                          $ 10,228,019
                                                        ============

Assumption and Consolidation of IDI

On May 18, 2004, the debtor-in-possession's plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, the Company issued to the creditors of IDI approximately 111,842 shares of common stock of the Company, valued at approximately $682,222, and assumed cash liabilities of approximately $312,249 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI.

As of December 31, 2004, the Company had paid a total of approximately $66,595 of the $312,249 obligation, leaving a remaining balance of $245,654 at December 31,2004, of which $70,187 has been recorded as the current portion and $175,467 as long-term debt.

The Company recorded the following net amounts related to the acquisition of research and development in process from IDI from the assumption of liabilities and consolidation of IDI:

      Receivable from IDI                         $  (265,008)
      Liabilities assumed from IDI                   (994,988)
      Trade receivables, net                           13,506
      Inventory                                         6,997
      Prepaid expenses                                  2,166
      Equipment                                        46,450
      Accounts payable and accrued liabilities        (28,696)
                                                  ------------
      Total research and development in process   $ 1,219,573
                                                  ============

IDI Co-Founders Settlement

On September 1, 2004, the Company entered into a settlement agreement with the co-founders of IDI related to a prior agreement entered into in 2003, in which the Company agreed to pay a total of $90,000, in cash, to the co-founders in four monthly payments of $22,500, beginning September 2004. In exchange for such payment, the IDI co-founders agreed to terminate the prior agreement and return shares of IDI stock to IDI to satisfy certain obligations owed to IDI by such co-founders. The $90,000 expense is recorded in research and development in process. Additionally, the Company granted the founders options to purchase 450,000 shares of common stock of the Company at a purchase price of $6.25 per share, immediately exercisable. The Company recognized an expense in research and development in process, of $1,121,502 using a Black-Scholes option-pricing model which brings the total expense to $1,211,502 for the co-founders settlement.

Summary

The Company has taken the position that the payment of cash, assumption of liabilities, issuance of stock and stock options in order to modify or terminate liability agreements, license rights and continued development of the CodecSys technology should be recorded as an expense because these transactions represent costs to terminate or alter license rights, acquire or continue development of an unproven technology. Also, the Company believes that to record the transaction otherwise could be misleading to a reader of the financial statements through recording an intangible asset for an unproven technology. The current status of the CodecSys technology is that there have been only few sales of the products embodying the technology. There is a great deal of development that needs to be completed before any sales of the product can commence in a commercially sustainable fashion. With that in mind, the Company has taken the position that it is most proper to expense the above transactions as a research and development in process expense. The summary of expenses related to IDI and Streamware is as follows:

                                                       2004          2003
                                                 -------------  ------------
    Streamware stock and options                 $  10,228,019  $          -
    Assumption and consolidation of IDI              1,219,573             -
    IDI Co-founders settlement (cash and options)    1,211,502             -
    Impairment of license rights                             -     2,154,608
                                                 -------------  ------------
                                                 $  12,659,094  $  2,154,608
                                                 =============  ============

Note 6 - Long-term Obligations
------------------------------

Convertible Line of Credit Promissory Note

On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the years ending December 31, 2004 and 2003, the Company borrowed $1,095,110 and $99,980, respectively; making the aggregate amount borrowed at December 31, 2004, $1,195,090. On September 30, 2004, the lenders exercised their conversion rights and converted a total of $800,000 ($400,000 each) of the $1,195,090 into 800,000 shares of common stock of the Company. The remaining balance of the note at December 31, 2004 was $395,090.

The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. The Company believes the entire amount of the note will be converted, whereby it has recorded only the immediately exercisable beneficial conversion feature of the note into interest expense. During the years ending December 31, 2004 and 2003, the Company recorded $1,095,110 and $99,980, respectively, as there is an immediately convertible beneficial conversion feature associated with the advances made under the line of credit. These amounts are included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a part of this confirmation, the Company assumed liabilities to be paid in cash of approximately $312,249. The approximately $682,222 of liabilities to be paid in stock was paid prior to December 31, 2004. As of December 31, 2004, the remaining balance is $245,654, of which $70,187 has been recorded as the current portion and $175,467 as long-term debt. See Notes to Consolidated Financial Statements, Note 5 Investment in Interact Devices, Inc.

Note 7 - Operating Leases
-------------------------

The Company leases approximately 13,880 square feet for administrative offices located in Midvale, Utah, on an annual basis through an extension of an original lease. The current lease extension expires on April 30, 2005. The Company anticipates entering into an additional one-year extension. Additionally, the Company leases a 15,200 square foot facility, housing its audio and video production studios, on a multi-year lease, which expires on November 30, 2005. The Company also leases a 1,630 square foot office in Folsom, California, which expires on December 31, 2005. The Company recognized rent expense of approximately $414,417 and $415,399 in 2004 and 2003, respectively.

Future minimum payments under non-cancelable operating leases at December 31, 2004 to be paid in 2005 are $210,452. All current facility lease obligations expire on or before December 31, 2005.

Note 8 - Income Taxes
---------------------

The (expense) benefit for income taxes differs from the amount computed at the federal statutory rates as follows:

                                                         Years Ended
                                                         December 31,
                                                       2004         2003
                                                 --------------- -------------
     Federal income tax (expense)
       benefit at statutory rates                $    5,326,000 $   1,269,000
     State income tax (expense)
       benefit at statutory rates                       824,000       197,000
     Options issued in contract terminations         (1,855,000)            -
     Net deferred tax assets acquired
       in reverse acquisition                                 -     2,240,000
     Other                                               81,000        (5,000)
     Change in valuation allowance                   (4,376,000)   (3,707,000)
                                                 --------------- -------------
                                                 $            -  $     (6,000)
                                                 =============== =============

Deferred tax assets (liabilities) consist of the following:

                                                          December 31,
                                                 -----------------------------
                                                      2004            2003
                                                 --------------- -------------
     Assets:
      Net operating loss carryforwards           $    6,795,000  $  2,603,000
      General business and AMT
       credit carryforwards                             226,000       226,000
      Deferred compensation                             224,000       204,000
      Impairment of investment                          804,000       733,000
      Other                                              58,000        13,000
                                                 --------------- -------------
     Total deferred tax assets                   $    8,107,000  $  3,779,000
                                                 =============== =============
     Liabilities
      Depreciation                                      (24,000)      (72,000)
                                                 --------------- -------------
     Total deferred tax liabilities              $      (24,000) $    (72,000)
                                                 =============== =============

     Net deferred tax assets and liabilities          8,083,000     3,707,000

     Valuation allowance                             (8,083,000)   (3,707,000)
                                                 --------------- -------------

     Total, net deferred tax assets              $           - $            -
                                                 =============== =============

The Company has net operating loss carryforwards for tax purposes of approximately $18,219,000 at December 31, 2004 available to offset future taxable income which begin to expire in 2006. Should a change of more than 50 percent in the Company's ownership occur, any future benefits from such carryforwards may be substantially lost. During the year ended December 31, 2003, the Company had a change of over 50% ownership due to the reverse acquisition of Laser Corporation. Therefore, net operating losses of approximately $2,253,000 were excluded from future use and are excluded from the $6,980,000 noted above. At December 31, 2004, a valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.

Note 9 -  Preferred and Common Stock
------------------------------------

The Company has authorized two classes of stock, preferred stock with no par value and common stock with a $.05 par value. No preferred stock has been issued, while 20,653,986 shares of common stock were issued and outstanding at December 31, 2004. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

Private Placements

At different times during the year ended December 31, 2004, the Company entered into various private placement transactions with qualified investors pursuant to which the Company sold 155,807 shares of common stock resulting in $489,920 in proceeds. Included in the sales during 2004 were 99,974 shares sold to Broadcast International, LTD representing $299,920 in proceeds. In each of the transactions, each purchased share included an attached warrant to acquire one share of the Company's common stock within one year at a purchase price of $.50 per share greater than the subscription price of the share purchased. The Company intends to seek additional funding on similar or even unrelated terms and conditions.

Note 10 - Stock Option Plan
----------------------------

The Company has adopted a stock option plan available to its employees. Options to purchase shares of the Company's common stock are granted at a price not less than 100% of the estimated market price on the date granted. Options generally may be exercised twelve months after the date granted and expire ten years after being granted except to stockholders who own greater than 10% of the outstanding shares of the Company, for whom options expire 5 years after being granted. Options granted generally vest on a three-year vesting schedule, one-third each year. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeit. The information presented is shown as though the 10:1 reverse split of January 13, 2004 had been completed at January 1, 2003. The following table summarizes option and warrant activity during the years ended December 31, 2003 and 2004.

                                           Options
                                           and Warrants  Options or Warrants
                                           Outstanding   Price Per Share
                                           ------------- -------------------
      Outstanding at January 1, 2003             18,800  $    1.00 - 45.90
      Converted from BI                       3,185,427       0.02 -  0.55
      Expired                                      (400)     11.25 - 20.16
      Forfeited                                  (9,000)              1.00
      Exercised                                (225,803)              0.02
                                           -------------
      Outstanding at December 31, 2003        2,969,024

      Options granted                           258,000       4.00 -  6.05
      Warrants issued                         3,395,807       3.50 -  6.25
      Expired                                      (600)     16.88 - 45.90
      Forfeited                                (202,924)       .33 -  4.00
      Exercised                                  (3,657)       .55 -  1.00
                                           -------------
      Outstanding at December, 31, 2004       6,415,650  $    0.02 - 45.90
                                           ============= ==================

The following table summarizes information about stock options and warrants outstanding at December 31, 2004.

                               Outstanding             Exercisable
              ---------------------------------------------------------------
                            Weighted
                            Average      Weighted                  Weighted
Range of                    Remaining    Average                   Average
Exercise      Number        Contractual  Exercise    Number        Exercise
Prices        Outstanding   Life(years)  Price       Exercisable   Price
------------- ------------- ------------ ----------- ------------- ----------
$ 0.02          1,524,168        5.25     $   0.02      1,524,168   $    0.02
  0.04            248,383        5.59         0.04        248,383        0.04
  0.33-0.55       993,692        7.86         0.53        462,122        0.50
  3.50-6.25     3,643,807        2.15         4.76      3,395,807        4.69
  9.50-11.50        2,800        6.71        10.61          2,800       10.61
 35.25-45.90        2,800        4.35        45.88          2,800       45.88
-----------------------------------------------------------------------------
$.02 - 45.90    6,415,650        3.91     $   2.82      5,636,080   $    2.90
=============================================================================

Note 11 - Retirement plan
--------------------------

The Company has implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan. The Company matches contributions up to 100% of the first 3% of participant's compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2004 and 2003, the Company made matching contributions totaling $68,543 and $67,557, respectively.

Note 12 - Supplemental cash flow information
--------------------------------------------

2004
----

..    A non-cash expense of $916,996 was recorded in administrative and general expense for 1) $792,563 of services rendered by consultants and compensated by the issuance of 165,000 shares of common stock, and 2) $124,433 for 44,444 shares of common stock issued to a licensor to terminate an existing license agreement and initiate a distributor agreement with a foreign corporation for exclusive distributor rights in certain Central American areas and non-exclusive distributor rights elsewhere.
..    A non-cash research and development in process expense of $11,439,520 was recorded for 1) $90,000 liability assumed and $1,121,502 fair value of options issued pursuant to a settlement agreement with the co-founders of IDI, 2) $10,228,019 in stock and options issued to Streamware, and 3) $1,219,573 assumption and consolidation of IDI. See Note 5.
..    800,000 shares were issued to satisfy $800,000 of debt on the convertible line of credit.  See Note 6.
..    $1,095,110 of beneficial conversion feature expense was recognized on the convertible line of credit, which was recorded as an increase to additional paid-in capital and interest expense. See Note 6.
..    The Company paid $682,222 of the bankruptcy liability assumed from IDI by issuing 111,842 shares of common stock.  See Note 6.

2003
----

..    On October 1, 2003, BI was treated as the accounting acquirer of Laser
     Corporation in the reverse acquisition on October 1, 2003. BI assumed accounts payable of $10,342, increased common stock by $37,480 and decreased additional paid-in capital by $42,506, and received net cash of $5,316.

Note 13 - Recent Accounting Pronouncements
------------------------------------------

In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity . As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the second quarter of 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock Compensation in Note 2 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.