Form 10KSB/A
period 2004-12-31
BROADCAST INTERNATIONAL INC
filed 2005-04-27
CIK 740726

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A
                         Amendment No. 1

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

21.1 Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the SEC on April 1, 2005)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                  Broadcast International, Inc.


Date: April 26, 2005              /s/ Rodney M. Tiede
                                  -------------------------------------------
                                  By:  Rodney M. Tiede
                                  Its: President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 26, 2005              /s/ Rodney M. Tiede
                                  --------------------------------------------
                                  By:  Rodney M. Tiede
                                  Its: President, Chief Executive
                                       Officer and Director
                                      (Principal Executive Officer)


Date: April 26, 2005              /s/  Randy Turner
                                  -------------------------------------------
                                  By:  Randy Turner
                                  Its: Chief Financial Officer and Director
                                       (Principal Financial and Accounting
                                       Officer)


Date: April 26, 2005              /s/  Reed L. Benson
                                  -------------------------------------------
                                  By:  Reed L. Benson
                                  Its: Vice President, General Counsel and
                                       Director

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
                                  ============= ============= ============= ============= =============






        (see the accompanying notes to consolidated financial statements)

                                       F-5



                    Broadcast International, Inc.
                 Consolidated Statement of Cash Flows
                   For the years ended December 31

                                                                  2004          2003
                                                           --------------- --------------
Cash flows from operating activities:
  Net loss                                                 $  (16,488,712) $  (3,935,244)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                 398,319        402,161
    Deferred income tax expense (benefit)                               -          6,000
    Common stock issued for services                              916,996              -
    Common stock and options issued for research
     and development in process                                11,439,520              -
    Liability assumed for research and development in process   1,219,573              -
    Impairment of investment in IDI/license right                       -      2,154,608
    Beneficial conversion expense                               1,095,110         99,980
    Allowance for doubtful accounts                                36,404        (27,120)
  Changes in assets and liabilities:
    Accounts receivable                                           (73,225)       143,676
    Income taxes receivable                                             -        518,809
    Inventories                                                    58,102        (44,117)
    Prepaid expenses                                              (31,127)       (23,001)
    Deposits and other assets                                           -         53,000
    Accounts payable                                              (42,960)        16,407
    Accrued liabilities                                            23,165        (87,537)
    Deferred revenues                                             (51,885)      (106,655)
    Income taxes payable                                                -              -
    Deferred bonus payable                                              -        120,000
                                                           --------------- --------------
Net cash used by operating activities                          (1,500,720)      (709,033)

Cash flows from investing activities:
  Purchase of equipment                                           (80,965)      (125,181)
  Related party note receivable (net)                            (182,799)       (82,208)
  Investment in IDI and pre-petition related party
    note receivable                                                     -       (429,608)
  Patents                                                        (179,084)             -
  Cash received in reverse acquisition of Laser Corp.                   -          5,316
                                                           --------------- --------------
Net cash used by investing activities                            (442,848)      (631,681)

Cash flows from financing activities:
  Principal payments - debt                                      (160,955)       (87,490)
  Stock issued for cash                                           864,920      1,321,725
  Proceeds from exercise of stock options                           3,362          5,000
  Loan financing                                                1,095,110         99,980
                                                           --------------- --------------
Net cash provided by financing activities                       1,802,437      1,339,215
                                                           --------------- --------------
Net decrease in cash and equivalents                             (141,131)        (1,499)

Cash and equivalents, beginning of year                           314,667        316,166
                                                           --------------- --------------

Cash and equivalents, end of year                          $      173,536  $     314,667
                                                           =============== ==============
Supplemental disclosures of cash flow information:
  Interest paid                                            $           76  $       2,470
  Income taxes paid                                                     -              -



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