Form 10QSB
period 2005-03-31
BROADCAST INTERNATIONAL INC
filed 2005-05-16
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period ended March 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transitional period ________ to __________.

                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
                  -----------------------------
(Exact name of small business issuer as specified in its charter)

          Utah                               87-0395567
          ----                               ----------
(State of Incorporation)            (IRS Employer Identification No.)

      7050 Union Park Ave. #600, Salt Lake City, Utah  84047
      ------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

                          (801) 562-2252
                          -------------
         (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( x ) Yes ( ) No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                        Outstanding as of April 26, 2005
          -----                        --------------------------------
       Common Stock                          20,672,852 shares

Transitional Small Business Disclosure Format: Yes [  ] No [ X ]

                  Broadcast International, Inc.
      Form 10-QSB for the three months ended March 31, 2005


                        Table of Contents




Part I - Financial Information                                            Page
                                                                          ----

     Item 1.  Financial Statements                                         3

     Item 2.  Management's Discussion and Analysis or Plan of Operation    10

     Item 3.  Controls and Procedures                                      13

Part II - Other Information

     Item 1.  Legal Proceedings                                            15

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  15

     Item 3.  Defaults Upon Senior Securities                              15

     Item 4.  Submission of Matters to a Vote of Security Holders          15

     Item 5.  Other Information                                            15

     Item 6.  Exhibits                                                     15

Signatures                                                                 17

Item 1. Financial Information

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           (Unaudited)

                                                                   March 31,
ASSETS                                                              2005
------                                                           -------------
Current assets
  Cash and cash equivalents                                      $    277,581
  Trade receivable (net)                                              283,992
  Inventory                                                            22,499
  Prepaid expenses                                                    190,364
                                                                 -------------
  Total current assets                                                774,436
                                                                 -------------
Non-current assets
  Equipment and leasehold improvements, net                           681,717
  Patents                                                             185,279
  Other assets                                                          7,824
                                                                 -------------
Total assets                                                     $  1,649,256
                                                                 =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities
  Accounts payable                                               $    115,221
  Accrued Payroll & related expenses                                  233,695
  Other accrued liabilities                                            57,120
  Unearned revenue                                                    204,089
  Current portion of long-term obligations                             70,187
                                                                  ------------
  Total current liabilities                                           680,312
                                                                  ------------
Long-term debt
  Long-term obligations                                               802,924
  Deferred bonus                                                      600,000
                                                                  ------------
Total liabilities                                                   2,083,236
                                                                  ------------

Commitments and contingencies                                               -

Stockholders' deficit
  Preferred stock, no par value, 10,000,000 shares
    authorized; no shares issued                                            -
  Common stock, $.05 par value, 40,000,000 shares
    authorized; 20,672,852 shares issued and outstanding            1,033,643
  Additional paid-in capital                                       19,832,847
  Accumulated deficit                                             (21,300,470)
                                                                  ------------

Total stockholders' deficit                                          (433,980)
                                                                  ------------

Total liabilities and stockholders' deficit                       $ 1,649,256
                                                                  ============



See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                      Three Months Ended
                                                  -------------------------
                                                     March 31,    March 31,
                                                       2005         2004
                                                  ------------- ------------
REVENUES:
  Net sales                                       $    977,652  $ 1,375,856
  Interest and other income                              3,500        2,445
                                                  ------------- ------------
                                                       981,152    1,378,301
COSTS AND EXPENSES:

  Cost of sales                                      1,103,350    1,358,047
  Research and development in process                        -    1,175,432
  Administrative and general                           273,516      692,521
  Selling and marketing                                148,419      193,180
  Interest                                             249,914      349,649
                                                  ------------- ------------
                                                     1,525,285    3,768,829
                                                  ------------- ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES              (794,047)  (2,390,528)
Income tax benefit                                           -            -
                                                  ------------- ------------

NET LOSS                                          $   (794,047) $(2,390,528)
                                                  ============= ============
TOTAL NET LOSS PER SHARE
  - Basic and diluted                             $       (.04) $      (.13)
                                                  ============= ============
WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING
  - Basic and diluted                               20,681,000   18,307,000
                                                  ============= ============


See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                      Three Months Ended
                                                  --------------------------
                                                     March 31,    March 31,
                                                       2005         2004
                                                  ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $   (794,047) $(2,390,528)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                       91,287       99,085
    Beneficial conversion                              249,914      349,580
    Common stock issued for services                         -      795,000
    Options issued for services                              -      800,432
    Provision for losses on accounts receivable          5,000        6,500
    (Increase) decrease in:
       Receivables                                     190,340     (259,942)
       Inventories                                      (2,434)      19,286
       Other assets                                      2,567      (10,036)
    Increase (decrease) in:
       Accounts payable and accrued expenses            19,488      258,586
       Unearned revenue                                   (989)      24,580
                                                  ------------- ------------
       Net cash used in operating activities            (238,874)    (307,457)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                 (8,233)     (18,337)
  Technology patents                                    (6,195)    (124,324)
  Related party note receivable                              -     (112,800)
                                                  ------------- ------------
       Net cash used in investing activities           (14,428)    (255,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                           (17,547)      (2,872)
  Proceeds from the sale of stock                      124,980      375,000
  Loan proceeds                                        249,914      349,580
                                                  ------------- ------------
       Net cash provided by financing activities       357,347      721,708
                                                  ------------- ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              104,045      158,790

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         173,536      314,667
                                                  ------------- ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $    277,581  $   473,457
                                                  ============= ============





See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          March 31, 2005


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary, in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB (file number 000-13316).


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


NOTE C - RECLASSIFICATIONS

         Certain 2004 financial statement amounts have been reclassified to conform to 2005 presentations.


NOTE D - WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 6,457,317 and 4,330,903 shares of common stock at prices ranging from $.02 to

$60.63 per share were outstanding at March 31, 2005 and 2004, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.


NOTE E - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No common stock was issued for compensation during the quarter ended March 31, 2005, however during the quarter ended March 31, 2004, 5,000 shares of common stock were issued to an individual of the management of the Company. The amount of expense recognized on the 2004 income statement was $20,000, which is included in the $795,000 of common stock issued for services. No options to purchase shares of the Company's common stock were granted during the quarter ended March 31, 2005, however, options to purchase 258,000 shares of the Company's common stock were granted to employees and management for the quarter ended March 31, 2004. All options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The options vested during the three months ended March 31, 2004 would have the following effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:


                                                  Three Months Ended March 31,
                                                       2005          2004
                                                 -------------- -------------
    Net loss, as reported                        $    (794,047) $ (2,390,528)
    Addback:
      Stock-based employee compensation expense
      determined under intrinsic value based method
      for all awards, net of related tax effects             -             -
    Deduct:
      Total stock- based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                     (124,767)     (117,206)
                                                 -------------- -------------
    Pro forma net loss                           $    (918,814) $(2,5607,734)
                                                 ============== =============
    (Loss) earnings per share:
      Basic and diluted - as reported            $        (.04) $       (.13)
                                                 ============== =============
      Basic and diluted - pro forma              $        (.05) $       (.14)
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

NOTE F - SIGNIFICANT ACCOUNTING POLICIES

Patents
         Patents represent legal costs incurred to apply for US and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 15 years.

         Amortization expense recognized on all patents totaled $0 for the quarter ended March 31, 2005.

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

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

         For the quarter ended March 31, 2004, a non-cash expense of $795,000 was recorded of which $420,000 recorded in administrative and general expense was for services rendered by consultants paid by the issuance of 105,000 shares of common stock, and $375,000 recorded in research and development in process expense by the issuance of 187,500 shares of common stock sold below fair market value to Streamware Solutions AB, a Swedish Corporation, pursuant to a Stock Purchase and Option Grant Agreement dated February 6, 2004. Additionally, the agreement granted Streamware options to purchase 1,312,500 shares of common stock of the Company at an exercise price of $4.50 per share, expiring February 6, 2006 and were immediately exercisable, resulting in an $800,432 non-cash expense recorded in research and development in process expense.

         On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the quarters ending March 31, 2005 and 2004, the Company borrowed $249,914 and $349,580, respectively. The balance of the note at March 31, 2005 was $645,004.

         The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. The Company believes the entire amount of the note will be converted, whereby it has recorded only the immediately exercisable beneficial conversion feature of the note into interest expense. During the quarters ended March 31, 2005 and 2004, the Company recorded $249,914 and $349,580, respectively, as there is an immediately convertible beneficial conversion feature associated with the advances made under the line of credit. These amounts are included in interest expense.

         The Company paid no cash for income taxes or interest expense during the quarters ended March 31, 2005 and 2004.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for small business insurers for interim periods or the fiscal year beginning after December 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock Compensation in
Note 2 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

      This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors, including various risks and uncertainties, could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the rate of growth of the Company's business and acceptance of the Company's products and services, including the CodecSys technology; (iii) the ability of the Company to achieve and maintain a sufficient customer base to generate revenues sufficient to fund and maintain operations; (iv) volatility of the stock market, particularly within the technology sector;(v) general economic conditions; and (vi) other factors identified in the heading "Risk Factors" beginning on page 7 of the Company's annual report on Form 10-KSB for the year ended December 31, 2004. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. Accordingly, readers should not place undue reliance on such forward-looking statements. The Company disclaims any obligation to update or revise any forward-looking statements or any underling assumptions.

Results of Operations for the Three Months ended March 31, 2005 and March 31,
2004

Revenues

      The Company generated $ 977,652 in revenue during the three months ended March 31, 2005. During the same three-month period in 2004, the Company generated revenue of $1,375,856. The decrease in revenue of $398,204 was due primarily to two factors. In the first quarter of 2004, the Company recognized revenue related to the sale and installation of equipment for two customers that was not duplicated in the quarter ended March 31, 2005. In addition, the Company's production studio was engaged more fully in 2004 as compared to 2005 and as a result the revenues from studio production decreased.

      The Company's accounts receivable include three customers whose combined balances represent approximately 52% and 26% of trade receivables as of March 31, 2005 and 2004, respectively, and whose related sales revenues account for approximately 74% and 53% of total revenues for the quarters ended March 31, 2005 and 2004, respectively. Any material reduction in revenues generated from any one of these customers could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

      A contract with one of the Company's largest customers expires on May 31, 2005. The contract contains a covenant not to compete, which would have affected the Company's plans to perform certain services for new Company customers. Therefore, the Company would not have been willing to extend the contact under these same conditions. The Company anticipates to continue to provide limited services to this customer; however, revenue generated from this customer is expected to be significantly reduced beginning June 1, 2005. Total revenue generated from this customer represented approximately $263,953 and $305,559 of the total revenue for the quarters ended March 31, 2005 and 2004, respectively.

Cost of Revenues

      Costs of Revenues decreased by approximately $255,000 to $1,103,350 for the three months ended March 31, 2005, from $1,358,047 for the three months ended March 31, 2004. The decrease was due primarily to a decrease in sales of equipment, which resulted in a decrease in the cost of equipment sold to the Company's customers. There was not a decrease in the cost of equipment relative to the sales price of the equipment. In addition the general operations department costs decreased by approximately $88,000 due to the decrease in installation of customer equipment. The other cost components were relatively unchanged.

Expenses

      Administrative and general, selling and marketing, and research and development in process expenses for the three months ended March 31, 2005 were $421,935 compared with the same expenses for the three months ended March 31, 2004 of $2,061,133. The decrease of approximately $1,639,198 resulted largely from two non-cash items being included in operations for 2004; 1) $795,000 from the issuance of common stock for services rendered from Streamware Solutions and outside consultants assisting the Company in positioning the development and deployment of the Company's CodecSys technology, and 2) $800,432 to record the value of options granted to Streamware to purchase 1,312,500 shares of common stock of the Company at an exercise price of $4.50 per share. There was also a decrease of approximately $45,000 in sales and marketing expenses.

Interest Expense

      For the three months ended March 31, 2005, the Company incurred interest expense of $249,914 compared to interest expense for the three months ended March 31, 2004 of $349,649. The full amount of the decrease resulted from the Company recording less interest expense related to the convertible line of credit's beneficial conversion feature than was recorded in the previous year due to less borrowings being required by the Company. The interest expense related to the convertible line of credit is recorded because the conversion price of $1.00 per share was less than the average trading price of the Company's stock during the quarter and assuming that the note holder will exercise its option to convert and satisfy the obligation through conversion.

Net Loss

      The Company realized a net loss for the three months ending March 31, 2005 of $794,047 compared with a net loss for the three months ended March 31, 2004 of $2,390,528. The decrease in the net loss of $1,596,481 is due primarily to 1) a decrease of approximately $99,735 in interest expense as described above, and 2) the issuance of company stock and options valued at fair market value of approximately $1,595,432 in 2004,also described above.

Liquidity and Capital Resources


      At March 31, 2005, the Company had cash of approximately $277,581 and total current assets of approximately $774,436 compared to total current liabilities of approximately $680,312 and total stockholder's deficit of approximately $433,980.

      For the three months ended March 31, 2005, the Company used approximately $238,874 of cash for operating activities as compared to cash used for operating activities for the quarter ended March 31, 2004 of $307,457. The cash used for operations was provided in both quarters primarily from proceeds from sales of Company common stock and from loan financing.

      The Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2004 contained a "going concern" qualification. The Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company will continue to have the need for infusions of capital over an undetermined period of time. Based on the cash flow statement, the Company experienced negative cash flow of approximately $125,000 per month during the year ended December 31, 2004 and approximately $80,000 per month during the three months ended March 31, 2005, and its development plan calls for additional expenditures of approximately $100,000 per month to complete the development initiatives identified at this time. The Company believes it is important to increase expenditures for development to take advantage of the opportunities currently available and delay in implementing the increased expenditures of the CodecSys technology could adversely affect the Company's ability to bring products to market and take a meaningful market share. To date, the Company has met its working capital needs through sale of common stock under subscription agreements and through a convertible line of credit, and anticipates that availability of such capital will continue over the next year. The Company is actively engaged in raising additional equity capital to meets its development and operational needs. The Company entered into a senior secured convertible note as of May 12, 2005, which the Company feels is a placement of sufficient size to satisfy estimated short term liquidity needs. Additional investor capital will result in future dilution to the
existing shareholders.   Future investment may depend, to some extent, on
results of operations, but there can be no assurance that the Company will be able to attract new investors or that the current investors and lenders will continue to fund operations. In the event capital is not secured or if additional loans are not secured, the Company would be in immediate need of another source of capital. There can be no assurance that, in such event, the Company will be able to locate a source of capital, or on terms acceptable to the Company or to reduce costs sufficient to maintain the operations of the Company at its current level.


Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

       We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

       As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

       For the quarter ended March 31, 2005, management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, implemented corrective action with respect to a significant deficiency previously identified regarding new and recent accounting pronouncements and required disclosures. This action included changes to the way we obtain and process required information pursuant to which we have acquired and implemented a financial statement disclosure and procedure checklist that will be updated on a regular basis through review of authoritative information sources and consultation with professional service providers.

Changes in Internal Control Over Financial Reporting

      Except as noted above, there has been no change in our internal control over financial reporting for the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

      The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

                   Part II - Other Information

Item 1.   Legal Proceedings

      None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      During the quarter ended March 31, 2005, a total of 22,801 shares of common stock were returned to the Company. These shares were not repurchased by the Company, but resulted from the voluntary return by former debt holders of Interact Devices, Inc. ("IDI") who were issued common shares on the Company in connection with IDI's bankruptcy reorganization.

      In January 2005 the Company issued a total of 41,667 shares of common stock of the Company to two corporations in exchange for $124,980, which proceeds were used in the operations of the Company.

      In each of the forgoing transactions, the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof.

      The Company's working capital restrictions currently prevent it from paying dividends. Moreover, management intends to retain any and all earnings to finance the development of its business, at least in the foreseeable future.


Item 3.   Defaults Upon Senior Securities

      None.

Item 4.   Submission of Matters to Vote of Security Holders.

      None.

Item 5.   Other Information

      None.

Item 6.   Exhibits

      Exhibit No.

      3.1  Articles of Incorporation, as amended, of the Company
           (Incorporated by reference to Exhibit No. 3.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

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


                               Broadcast International, Inc.


Date: May 16, 2005                  /s/  Rodney M. Tiede
                               By:  Rodney M. Tiede
                               Its: President and Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 16, 2005                  /s/  Randy Turner
                               By:  Randy Turner
                               Its: Chief Financial Officer (Principal
                               Financial and Accounting Officer)