Form 10QSB
period 2005-06-30
BROADCAST INTERNATIONAL INC
filed 2005-08-12
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the Quarterly Period ended June 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transitional period ________ to __________.


                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
 _______________________________________________________________
(Exact name of small business issuer as specified in its charter)


                Utah                          87-0395567
      _______________________       ________________________________
      (State of Incorporation)      (IRS Employer Identification No.)


      7050 Union Park Ave. #600, Salt Lake City, Utah  84047
   ___________________________________________________________
       (Address of Principal Executive Offices) (Zip Code)

                          (801) 562-2252
         _______________________________________________
         (Issuer's telephone number, including area code)

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

          Class                   Outstanding as of July 31, 2005
     _____________________        _______________________________
       Common Stock                      20,839,851 shares

Transitional Small Business Disclosure Format: Yes (  )   No ( X )

                  Broadcast International, Inc.
                           Form 10-QSB


                        Table of Contents

Part I - Financial Information
                                                                        Page

         Item 1.  Financial Statements                                    3

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                   12

         Item 3.  Controls and Procedures                                16

Part II - Other Information

         Item 1.  Legal Proceedings                                      17

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                    17

         Item 3.  Defaults Upon Senior Securities                        17

         Item 4.  Submission of Matters to a Vote of Security Holders    17

         Item 5.  Other Information                                      17

         Item 6.  Exhibits and Reports on 8-K                            17

Signatures                                                               19

Item 1. Financial Information

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           (Unaudited)

                                                                 June 30,
ASSETS                                                             2005
------                                                        ------------
Current assets
  Cash and cash equivalents                                   $  2,267,340
  Trade receivable, net                                            341,874
  Inventory                                                         22,642
  Prepaid expenses                                               1,083,270
                                                              ------------
  Total current assets                                           3,715,126
                                                              ------------
Non-current assets
  Equipment and leasehold improvements, net                        628,621
  Patents net                                                      192,273
  Other assets                                                       7,824
                                                              ------------
Total assets                                                  $  4,543,844
                                                              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities

  Accounts payable                                            $    200,164
  Accrued Payroll & related expenses                               156,965
  Other accrued liabilities                                         83,540
  Unearned revenue                                                 135,304
  Current debt obligations                                         915,153
                                                               -----------
  Total current liabilities                                      1,491,126
                                                               -----------
Long-term debt

  Long-term obligations, net of discount of $2,875,000             265,373
  Deferred bonus                                                   600,000
                                                               -----------
Total liabilities                                                2,356,499
                                                               -----------
Commitments and contingencies                                            -

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; no shares issued                                         -
  Common stock, $.05 par value, 40,000,000 shares
    authorized; 20,839,851 shares issued and outstanding         1,041,993
  Additional paid-in capital                                    23,941,776
  Accumulated deficit                                          (22,796,424)
                                                               -----------

Total stockholders' equity                                       2,187,345
                                                               -----------

Total liabilities and stockholders' equity                     $ 4,543,844
                                                               ===========



See accompanying notes to consolidated condensed financial statements




          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)



                                    Three Months Ended         Six Months Ended
                              --------------------------- ---------------------------
                                 June 30,      June 30,      June 30,      June 30,
                                   2005          2004          2005          2004
                              ------------- ------------- ------------- -------------
REVENUES:
  Net sales                   $    999,495  $  1,556,040  $  1,977,146  $  2,931,896
  Interest and other income         31,390        14,958        34,890        17,403
                              ------------- ------------- ------------- -------------
                                 1,030,885     1,570,998     2,012,036     2,949,299
COSTS AND EXPENSES:

  Cost of sales                  1,232,373     1,511,644     2,335,722     2,869,691
  Research and development
    in process                           -    10,343,945             -    11,519,377
  Administrative and general       678,775       296,504       952,291       989,025
  Selling and marketing            229,806       265,086       378,225       458,266
  Interest                         385,885       445,657       635,799       795,306
                              ------------- ------------- ------------- -------------
                                 2,526,839    12,862,836     4,302,037    16,631,665
                              ------------- ------------- ------------- -------------
LOSS FROM OPERATIONS
BEFORE INCOME TAXES             (1,495,954)  (11,291,838)   (2,290,001)  (13,682,366)
  Income Tax Benefit                     -             -             -             -
                              ------------- ------------- ------------- -------------

       NET LOSS               $ (1,495,954) $(11,291,838) $ (2,290,001) $(13,682,366)
                              ============= ============= ============= =============
TOTAL NET LOSS PER SHARE
   - Basic and Diluted        $       (.07) $       (.59) $       (.11) $       (.73)
                              ============= ============= ============= =============
Weighted average number of
shares of Common Stock
outstanding
   - Basic and Diluted           20,755,433    19,019,793    20,718,536    18,663,465
                              ============= ============= ============= =============

See accompanying notes to consolidated condensed financial statements

                                4


          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                               Six Months Ended
                                                         -----------------------------
                                                             June 30,     June 30,
                                                              2005          2004
                                                         -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                               $  (2,290,001) $ (13,682,366)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                             183,440        202,199
     Beneficial conversion                                     449,876        795,230
     Amortization of discount on long-term debt                125,000              -
     Common stock issued for services                          235,170        420,000
     Common stock and options issued for research and
       development in process                                        -     10,228,019
     Liabilities assumed for research and development
       in process                                                    -      1,291,358
     Provision for losses on accounts receivable                 6,747         26,000
     (Increase) decrease in:
        Receivables                                            129,477       (287,645)
        Inventories                                             (2,576)        50,334
        Prepaid and other assets                              (208,193)       (15,903)
     Increase (decrease) in:
        Accounts payable and accrued expenses                   55,355         70,594
        Unearned revenue                                       (69,774)       (51,822)
                                                         -------------- --------------
        Net cash used in operating activities               (1,385,479)      (954,002)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                        (47,151)       (32,779)
  Technology patents                                           (13,329)      (137,552)
                                                         -------------- --------------
        Net cash used in investing activities                  (60,480)      (170,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                   (35,093)       (13,830)
  Related party note receivable, net                                 -       (182,800)
  Proceeds from the sale of stock                              124,980        465,362
  Loan proceeds, net                                         3,449,876        795,230
                                                         -------------- --------------
        Net cash provided by financing activities            3,539,763      1,063,962
                                                         -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,093,804        (60,371)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 173,536        314,667
                                                         -------------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   2,267,340  $     254,296
                                                         ============== ==============




See accompanying notes to consolidated condensed financial statements



          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          June 30, 2005


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary, in order to make the financial statements not misleading have been included. Operating results for the three months and the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB (file number 000-13316).


NOTE B - RECLASSIFICATIONS

         Certain 2004 financial statement amounts have been reclassified to conform to 2005 presentations.


NOTE C - WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 7,775,596 and 6,030,903 shares of common stock at prices ranging from $.02 to $60.00 per share were outstanding at June 30, 2005 and 2004, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options was anti-dilutive.

NOTE D - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No common stock was issued for compensation during the six months and three months ended June 30, 2005, as well as the three months ending June 30, 2005, however during the six months ended June 30, 2004, 5,000 shares of common stock were issued to an individual of the management of the Company. The amount of expense recognized on the 2004 income statement was $20,000, which is included in stock issues for services. No options to purchase shares of the Company's common stock were granted as compensation to employees and management during the three and six months ended June 30, 2005, as well as the three months ended June 30, 2004, however, options to purchase 258,000 shares of the Company's common stock were granted to employees and management for six months ended June 30, 2004. All options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The options vested during the three and six months ended June 30, 2005 would have the following effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation:

                                                     Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                     2005         2004           2005         2004
                                                ------------- ------------- ------------- -------------
Net loss, as reported                           $ (1,495,954) $(11,291,838) $ (2,290,001) $(13,682,366)
  Addback:
    Stock-based employee compensation expense
    determined under intrinsic value based method
    for all awards, net of related tax effects             -             -             -             -
  Deduct:
    Total stock- based employee compensation
    expense determined under fair value based
    method for all awards, net of related
    tax effects                                      (52,427)     (124,767)     (177,194)     (241,973)
                                                ------------- ------------- ------------- -------------
  Pro forma net loss                            $ (1,548,381) $(11,416,605) $ (2,467,195) $(13,924,339)
                                                ============= ============= ============= =============
 (Loss) earnings per share:
   Basic and diluted - as reported              $       (.07) $       (.59) $       (.11) $       (.73)
                                                ============= ============= ============= =============
   Basic and diluted - pro forma                $       (.07) $       (.60) $       (.12) $       (.75)
                                                ============= ============= ============= =============


The weighted average fair value of options granted during the six months ended June 30, 2004 was $3.07 per share. The fair value for the options granted in the six months ended June 30, 2004 were estimated at the date of grant using a Black Scholes option pricing model with the following weighted average assumptions:

     Risk free interest rate      4.04%
     Expected life (in years)     8
     Expected volatility          37.49%
     Expected dividend yield      0.00%



NOTE E - SIGNIFICANT ACCOUNTING POLICIES

Patents

         Patents represent legal and filing costs incurred to apply for United States as well as international patents on the CodecSys technology. Once granted these costs are amortized on a straight-line basis over their useful life, averaging approximately 15 years. As of June 30, 2005 one patent has been granted with the associated amortization expense recognized of $139 for the six months ended June 30, 2005. If all additional patents were granted prior to December 31, 2005 the estimated amortization expense on patents for each of the next five years would be as follows:

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


NOTE F - LONG-TERM NOTES PAYABLE

         On May 16, 2005, the Company consummated a private placement of $3,000,000 principal amount of 6% Senior Secured Convertible Three-Year Notes and related securities, including common stock warrants and additional investment rights. Specifically, this transaction may ultimately result in gross proceeds to the Company of $13,800,000 if the additional investment rights and warrants to purchase common stock of the Company are exercised in full. In connection with these notes, the Company has filed a registration statement with the Securities and Exchange Commission on Form S-3 registering the shares of common stock issuable upon conversion of all notes convertible to common stock, additional investment rights and warrants to purchase common stock, if they are exercised in the future. The Securities and Exchange Commission has not declared this filing effective.

         600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively, subject to certain reset provisions and potential reductions of the exercise prices, were issued with the debt. The warrants are valued at $1,232,450 and are recorded as a debt discount. In addition, the debt is convertible to common stock at $2.50 per share, with an effective beneficial rate of $1.47 per share after consideration of the value allocated to the warrants. The beneficial conversion feature is valued at $1,767,550 and is recorded as a debt discount. The beneficial conversion feature and the warrants resulted in a total discount to the notes of $3,000,000 which is being amortized over the three-year term of the notes. As of June 30, 2005, $125,000 has been amortized, and future amortization will be approximately $83,333 per month until the note is converted or retired. Additional information regarding this transaction may be found in Form 8-K filed with the Securities and Exchange Commission dated May 16, 2005.

NOTE G - SUPPLEMENTAL CASH FLOW INFORMATION

         For the six months ended June 30, 2005 and 2004, non-cash expenses of $235,170 and $400,000 was recorded in Administrative and General Expense for services rendered by consultants compensated by the issuance of 67,000 and 100,000 shares of common stock, respectively. During the six months ended June 30, 2004, a non-cash expense of $20,000 was recorded in Administrative and General Expense for services rendered by an individual of management compensated by the issuance of 5,000 shares of common stock.

         For the six months ended June 30, 2005 Broadcast International issued 100,000 shares of common stock and warrants to purchase 120,000 shares of the company's common stock, at a purchase price of $2.50 per share, valued at approximately $351,000 and $331,147, respectively, to the affiliates of a placement agent in connection with the long-term convertible notes described above. Additionally, the placement agent received $240,000 in cash. The cumulative value of the stock, warrants and cash totaling approximately $922,147 was recorded as prepaid expense and will be recognized as interest expense over the three-year term of the notes. As of June 30, 2005, $38,423 has been included in interest expense; future expense recognition will be approximately $25,615 per month.

         On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the six months ended June 30, 2005 and 2004, the Company borrowed $449,876 and $795,230, respectively. The balance of the note at June 30, 2005 was $844,966.

         The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. The Company believes the entire amount of the note will be converted, whereby it has recorded only the immediately exercisable beneficial conversion feature of the note into interest expense. During the six months June 30, 2005 and 2004, the Company recorded $449,876 and $795,230, respectively, as there is an immediately convertible beneficial conversion feature associated with the advances made under the line of credit. These amounts are included in interest expense.

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

         Receivable from IDI                       $     (265,008)
         Liabilities assumed from IDI                  (1,066,773)
         Research and development in process            1,291,358
         Trade receivables, net                            13,506
         Inventory                                          6,997
         Prepaid expenses                                   2,166
         Equipment                                         46,450
         Accounts payable and accrued liabilities         (28,696)
                                                   ---------------
                                                                -

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
                                                        ------------
                                                                  -


         The Company paid no cash for income taxes or interest expense during the three and six months ended June 30, 2005 and 2004, but as of June 30, 2005, $22,500 has been accrued due to be paid in November 2005.


NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company does not expect the adoption of these new tax provisions to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations.

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement 154, Accounting Changes and Error Corrections, which requires retrospective application (the application of the changed accounting principle to previously issued financial statements as if that principle had always been used) for voluntary changes in accounting principle unless it is impracticable to do so. Previously the cumulative effect of such changes was recognized in net income of the period of the change. The effective date is for changes made in fiscal year beginning after December 15, 2005.

          In June 2005, the Emerging Issues Task Force ("EITF") issued three Consensuses that are subject to later ratification by the FASB:

          The first is EITF 04-5 which establishes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. Unless the limited partners have "kick-out rights" allowing them to dissolve or liquidate the partnership or otherwise remove the general partner "without cause", or "participating rights" allowing the limited partners to participate in significant decisions made in the ordinary course of the partnership's business, the general partner(s) hold effective control and should consolidate the limited partnership. This would be effective immediately for newly-formed limited partnerships and for existing limited partnership agreements that are modified. For existing limited partnership agreements that are not modified, it would be effective for the beginning of the first reporting period after December 15, 2005. The Company does not expect the adoption of EITF 04-5 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

          The second Consensus is EITF 05-2 which provides guidance for issuers of debt and preferred-stock instruments with conversion features that may need to be accounted for as derivatives. The Company does not expect the adoption of EITF 05-2 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

          The third Consensus is EITF 05-6, "Determining the Amortization Period for Leasehold Improvements". The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on the Company's consolidated financial position, results of operations, or cash flows

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


Results of Operations for the three months ended
June 30, 2005 and June 30, 2004

Revenues

      The Company generated approximately $999,000 in revenue during the three months ended June 30, 2005. During the same three-month period in 2004, the Company generated revenue of approximately $1,556,000. The decrease in revenue of $557,000 was due primarily to a decrease in sales of equipment to customers of $360,144, a decrease in revenue from video production services of $130,306 and a decrease of $60,053 in customer license fees, due to the expiration of a customer contract during the quarter ended June 30, 2005.

Cost of Revenues

      Costs of Revenues decreased by approximately $279,000 to $1,232,373 for the three months ending June 30, 2005, from $1,511,644 for the three months ending June 30, 2004. The decrease was due primarily to the decreased sales of equipment referenced above, which resulted in a decrease in the cost of equipment sold to the Company's customers of $247,114. The remainder of the decrease was due to a decrease in the cost of delivering the services related to primarily lower employee costs in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. There was not a decrease in the cost of equipment relative to the sales price of the equipment.

Expenses

      Operating Expenses for the three months ending June 30, 2005 were $908,581 compared with operating expenses for the three months ending June 30, 2004 of $10,905,535. The decrease of approximately $10,000,000 resulted from the issuance of common stock and grants of options and recording the value thereof as $10,343,945 non cash expenses in the prior year for research and development in process related to the Company's CodecSys technology. This expense was not repeated in the current quarter. Administrative and General expenses increased by $382,271 primarily from an increase in legal fees, and from the issuance of stock for investor relations services. The increase in administrative and general expenses was partially offset by a decrease in selling and marketing expenses of $35,280.

Other

      For the three months ended June 30, 2005, the Company incurred interest expense of $385,885 compared to interest expense for the three months ended June 30, 2004 of $445,657. The full amount of the decrease resulted from the Company recording less interest expense related to a Convertible Note's beneficial conversion feature, the amount of which is calculated as the difference between the conversion price of $1.00 per share and the average trading price of the Company's stock during the quarter and assuming that the note holder will exercise its option to convert and satisfy the obligation through conversion. The decrease was offset by recording interest expense of $147,500 related to recently completed financing, $22,500 of which is payable in cash and the remainder is amortization of note discount.

      The Company realized a net loss for the three months ending June 30, 2005 of $1,495,954 compared with a net loss for the three months ended June 30, 2004 of $11,291,838. Absent the $10,343,945 Research and Development in Process expense for the quarter ended June 30, 2004, the net loss for the three months ended June 30, 2005 increased by approximately $548,000 when compared to the net loss for the three months ended June 30, 2004 excluding the research and development in progress expense. This approximate $548,000 increase in net loss excluding the impact of the research and development in progress expense as mentioned above is due primarily to the decrease in revenue and the increase in Administrative and General Expenses as discussed above.


Results of Operations for the six months ended
June 30, 2005 and June 30, 2004

Revenues

      The Company generated approximately $1,977,147 in revenue during the six months ended June 30, 2005. During the same six-month period in 2004, the Company generated revenue of approximately $2,931,896. The decrease in revenue of $954,749 was primarily a combination of a decrease in sales of equipment to customers of $ 640,015 and a decrease in studio and video production revenue of $249,223. In addition, license fees and advertising fees also decreased, but the decrease was partially offset by an increase in satellite fees.

Cost of Revenues

      Costs of Revenues decreased by approximately $534,000 to $2,335,722 for the six months ended June 30, 2005, from $2,869,691 for the six months ended June 30, 2004. The decrease was due primarily to the decreased sales of equipment referenced above, which resulted in a decrease in the cost of equipment sold to the Company's customers of $436,722. In addition the cost of delivering the services decreased by $138,734 due primarily to a decrease of employee salaries and related expenses. There was not a decrease in the cost of equipment relative to the sales price of the equipment. The decrease in costs of revenues was partially offset by an increase of $18,758 in depreciation and amortization of equipment and leasehold improvements and $60,246 in satellite distribution costs.

Expenses

      Operating Expenses for the six months ending June 30, 2005 were $1,330,516 compared with operating expenses for the six months ending June 30, 2004 of $12,966,668. The decrease of approximately $11,636,000 resulted primarily from one non-cash expense, which included $11,519,377 of research and development in process expenses, related to the Company's CodecSys
technology.   In addition selling and marketing expenses decreased by
approximately $80,000 due primarily to a decrease in trade shows attended and Administrative and General expenses decreased by approximately $36,000.

Other

      For the six months ended June 30, 2005, the Company incurred interest expense of $635,799 compared to interest expense for the six months ended June 30, 2004 of $795,306. The decrease resulted from the Company recording less interest expense related to a Convertible Note's beneficial conversion feature, the amount of which is calculated as the difference between the conversion price of $1.00 per share and the average trading price of the Company's stock during the period and assuming that the note holder will exercise its option to convert and satisfy the obligation through conversion. The decrease was offset by recording interest expense of $147,500 related to recently completed financing, $22,500 of which is payable in cash and the remainder is amortization of a note discount.

      The Company realized a net loss for the six months ending June 30, 2005 of $2,290,001 compared with a net loss for the six months ended June 30, 2004 of $13,682,366. The decrease in the net loss for the six months ended June 30, 2005 of $11,392,365 resulted almost entirely from the absence of any Research and Development in Process expenses in the current six-month period. The Research and Development in Process expenses recorded for the six months ended
June 30, 2004 was $11,519,377.   Absent the recording of the Research and
Development in Process described above, the net loss for the six months ended June 30, 2005 increased by $127,012 when compared to the net loss less Research and Development in Process expenses for the six months ended June 30, 2004. The increase in net loss resulted primarily from decreased revenue offset by a decrease in various expenses including a reduction in interest expense of $159,507.

Liquidity and Capital Resources

      At June 30, 2005, the Company had cash of approximately $2,267,000 and total current assets of approximately $3,715,000 compared to total current liabilities of $1,491,126 and total stockholder's equity of $2,187,345.

      For the six months ended June 30, 2005, the Company used $1,385,479 of cash for operating activities compared to cash used for operating activities for the six months ended June 30, 2004 of $954,002. The cash used for operations was provided from proceeds from sales of Company common stock and from loan financing.

      On May 16, 2005, the Company completed a loan financing with a consortium of four institutional investors ("Lenders"), under the terms of which the Company received $3,000,000 gross proceeds in cash pursuant to a Senior Secured Convertible Note ("Note"). The principal of the Note is due May 16, 2008 with interest at 6% per annum due quarterly. The Note is convertible into 1,200,000 shares of common stock of the Company at $2.50 per share convertible any time during the term of the Note. In addition, the Lenders received A Warrants to acquire 600,000 shares of common stock of the Company exercisable at $2.50 per share and B Warrants to acquire 600,000 shares of common stock of the Company at $4.00 per share (collectively the "Warrants"). The Warrants are exercisable any time for a five-year period beginning on the date of grant. Finally, the Lenders also have an additional investment right to make an additional loan of $3,000,000 on the same terms as the Note and receive additional A and B Warrants with the same terms as the Warrants already received by the Lenders. The additional investment right must be exercised within 90 days following the effective date of an S-3 Registration Statement filed by the Company in connection with this financing. In the event the Lenders exercise their additional investment right and exercise all of their Warrants, the Company would have received approximately $13,800,000 in total from this financing. The Company paid approximately $345,000 in cash for commissions, finders fees and expenses in securing this financing.

      The Company secured a new customer contract during the quarter ended June 30, 2005, which the Company believes will result in an increase in revenues, although there is no assurance of increased revenue. The Company is in the process of increasing its capacity to service the new contract. The Company estimates that its monthly expenses over the next quarter will exceed its monthly income by between approximately $100,000 and $150,000 per month, depending on the level of activity of the Company and the speed with which the Company can begin generating revenues from the new contract. The Company anticipates that its negative cash flow will diminish as the new contract is fully implemented, which may take until the end of the current fiscal year or longer. However, to the extent the Company continues to experience a revenue shortfall between its revenue and the Company's operating costs even considering the new contract, the Company would have the need for infusions of capital in the next fiscal year. To date, the Company has met its working capital needs through payments received from sales of its common stock and borrowings under a convertible line of credit agreement and the financing described above. There can be no assurance that the Lenders will exercise their additional investment right or exercise their Warrants, which would provide additional investment capital to the Company. Over the next twelve months it is not anticipated that the Company will require additional investment capital even absent the failure of the Lenders to exercise their additional investment right, although there can be no assurance that this will occur.

Risk Factors and Cautionary Statements

      This quarterly report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including but not limited to, the following: the ability of the Company to fully implement its new contract and that the Company will derive sufficient revenue from the new contract to fully satisfy the cash needs of the Company at its current level of operations, the ability of the Company to maintain a sufficient customer base to have sufficient revenues to fund and maintain its operations, and the ability of the Company to meet its cash and working capital needs, and to have sufficient revenues to continue operations.

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

      As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act. This evaluation, however, did identify a significant deficiency in our disclosure controls and procedures with respect to applying existing accounting literature related to beneficial conversion features and associated accounting entries. Management is taking steps to implement appropriate corrective action in this regard.

      For the six months ended June 30, 2005, management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, implemented corrective action with respect to a significant deficiency previously identified regarding new and recent accounting pronouncements and required disclosures. This action included changes to the way we obtain and process required information pursuant to which we have acquired and implemented a financial statement disclosure and procedure checklist that will be updated on a regular basis through review of authoritative information sources and consultation with professional service providers.

      Other than the items described above, there has been no change in our internal control over financial reporting during the period ending June 30, 2005 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

Off-Balance Sheet Arrangements

       The Company has no off-balance sheet arrangements.


                   Part II - Other Information

Item 1.   Legal Proceedings

      None.


Item 2.   Changes in Securities and Use of Proceeds.

      On May 16, 2005, the Company issued 100,000 shares of common stock to two affiliates of the placement agent as commissions for securing the Senior Secured Convertible Notes described above.

      On June 1, 2005, the Company issued 67,000 shares of common stock for services to two individuals.

      In each of the forgoing transactions, the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof.

      The Company's working capital needs currently prevent it from paying dividends. Moreover, management intends to retain any and all earnings to finance the development of its business, at least in the foreseeable future.


Item 3.  Defaults Upon Senior Securities

      None.


Item 4.   Submission of Matters to Vote of Security Holders.

      None.


Item 5.   Other Information

      None.

Item 6.  Exhibits and Reports on 8-K

      The Company filed a report on Form 8-K on May 16, 2005.



Exhibit No.

 3.1     Amended and Restated Articles of Incorporation of the Company

 3.2     Bylaws of the Company

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

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002
                                18

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Broadcast International, Inc.



Date: August 12, 2005           /s/   Rodney M. Tiede
                                _____________________________________________
                                By:   Rodney M. Tiede
                                Its:  President and Chief Executive Officer
                                (Principal Executive Officer)


Date: August 12, 2005           /s/   Randy Turner
                                _____________________________________________
                                By:   Randy Turner
                                Its:  Chief Financial Officer (Principal
                                Financial and Accounting Officer)