Form 10QSB
period 2005-09-30
BROADCAST INTERNATIONAL INC
filed 2005-11-21
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the Quarterly Period ended September 30, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transitional period ________ to __________.


                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

                Utah                      87-0395567
       (State of Incorporation)       (IRS Employer Identification No.)

      7050 Union Park Ave. #600, Salt Lake City, Utah  84047
       (Address of Principal Executive Offices) (Zip Code)

                          (801) 562-2252
         (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
( x ) Yes  (   ) No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(   ) Yes  ( x ) No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class          Outstanding as of November 1, 2005
             -------------      ----------------------------------
             Common Stock               21,027,123 shares

Transitional Small Business Disclosure Format:   Yes (  )   No ( X )

                  Broadcast International, Inc.
                           Form 10-QSB


                        Table of Contents




Part I - Financial Information                                         Page

         Item 1.  Financial Statements                                    3

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                      15

         Item 3.  Controls and Procedures                                23

Part II - Other Information

         Item 1.  Legal Proceedings                                      25

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                        25

         Item 3.  Defaults Upon Senior Securities                        25

         Item 4.  Submission of Matters to a Vote of Security Holders    26

         Item 5.  Other Information                                      26

         Item 6.  Exhibits                                               26

Signatures                                                               29

Item 1. Financial Information


          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           (Unaudited)

                                                             September 30,
ASSETS                                                            2005
------                                                       -------------
Current assets
  Cash and cash equivalents                                  $  1,249,164
  Trade receivable, net                                           439,481
  Inventory                                                        68,172
  Prepaid expenses                                              1,506,638
                                                             -------------
  Total current assets                                          3,263,455
                                                             -------------
Non-current assets
  Equipment and leasehold improvements, net                       607,196
  Patents, net                                                    201,635
  Other assets                                                      7,824
                                                             -------------

Total assets                                                 $  4,080,110
                                                             =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities
  Accounts payable                                           $    257,671
  Accrued Payroll & related expenses                              256,142
  Other accrued liabilities                                       178,428
  Unearned revenue                                                145,253
  Current debt obligations                                        915,153
  Derivative valuation liability                                4,214,893
                                                             -------------
  Total current liabilities                                     5,967,540
                                                             -------------
Long-term debt

  Long-term obligations                                           497,826
  Deferred bonus                                                  600,000
                                                             -------------
Total liabilities                                               7,065,366
                                                             -------------
Stockholders' deficit
  Preferred stock, no par value, 10,000,000
   shares authorized; no shares issued                                  -
  Common stock, $.05 par value, 40,000,000 shares
   authorized; 21,027,123 shares issued and outstanding         1,051,356
  Additional paid-in capital                                   21,423,413
  Accumulated deficit                                         (25,460,025)
                                                             -------------
Total stockholders' deficit                                    (2,985,256)
                                                             -------------

Total liabilities and stockholders' deficit                  $  4,080,110
                                                             =============



See accompanying notes to consolidated condensed financial statements


                BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                --------------------------  ---------------------------
                                                September 30, September 30, September 30, September 30,
                                                    2005          2004           2005         2004
                                                ------------- ------------- ------------- -------------
NET SALES                                       $  1,065,318  $  1,284,877  $  3,042,464  $  4,216,770

COST OF SALES                                      1,492,730     1,321,664     3,828,452     4,191,364
                                                ------------- ------------- ------------- -------------
GROSS PROFIT (LOSS)                                 (427,412)      (36,787)     (785,988)       25,406

OPERATING EXPENSES
  Research and development in process                      -     1,139,717             -    12,659,094
  Administrative and general                         443,731       248,632     1,396,022     1,237,659
  Selling and marketing                              179,306       132,033       557,531       590,283
                                                ------------- ------------- ------------- -------------
    TOTAL OPERATING EXPENSES                         623,037     1,520,382     1,953,553    14,487,036
                                                ------------- ------------- ------------- -------------
LOSS FROM OPERATIONS                              (1,050,449)   (1,557,169)   (2,739,541)  (14,461,630)

OTHER INCOME (EXPENSE):
  Interest and other income                           16,259         5,362        51,149        22,765
  Derivative valuation gain (loss)                 1,759,134             -    (1,214,893)            -
  Interest expense                                  (414,518)     (299,880)   (1,050,317)   (1,095,186)
                                                ------------- ------------- ------------- -------------
TOTAL OTHER INCOME (EXPENSE)                       1,360,875      (294,518)   (2,214,061)   (1,072,421)
                                                ------------- ------------- ------------- -------------

PROFIT (LOSS) BEFORE INCOME TAXES                    310,426    (1,851,687)   (4,953,602)  (15,534,051)

  Income Tax (Expense) Benefit                             -             -            -             -
                                                ------------- ------------- ------------- -------------

NET INCOME (LOSS)                               $    310,426  $ (1,851,687) $ (4,953,602) $(15,534,051)
                                                ============= ============= ============= =============

NET INCOME (LOSS) PER SHARE  - Basic            $        .01  $       (.09) $       (.24) $       (.82)
                                                ============= ============= ============= =============

NET INCOME (LOSS) PER SHARE  - Diluted          $        .01  $       (.09) $       (.24) $       (.82)
                                                ============= ============= ============= =============
Weighted average number of shares
of Common Stock outstanding - Basic               20,885,800    19,615,200    20,777,700    18,981,700
                                                ============= ============= ============= =============
Weighted average number of shares
of Common Stock outstanding - Diluted             23,956,800    19,615,200    20,777,700    18,981,700
                                                ============= ============= ============= =============


    See accompanying notes to consolidated condensed financial statements





                BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Nine  Months Ended
                                                              -----------------------------
                                                               September 30,  September 30,
                                                                   2005           2004
                                                              -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                     $ (4,953,602) $ (15,534,051)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                   276,990        299,775
    Beneficial conversion                                           449,876      1,095,110
    Common stock and warrants issued for services                   235,170        420,000
    Accretion of note payable                                       374,999              -
    Common stock and options issued for research and
      development in process                                              -     11,439,520
    Liabilities assumed for research and development in process           -      1,219,573
    Derivative liability fair market valuation                    1,214,893              -
    Provision for losses on accounts receivable                      14,907         31,000
    (Increase) decrease in:
       Receivables                                                   24,944         51,025
       Inventories                                                  (48,106)        44,341
       Prepaid and other assets                                    (140,560)       (43,230)
    Increase (decrease) in:
       Accounts payable and accrued expenses                        305,692         66,595
       Unearned revenue                                             (59,825)       (53,147)
                                                              -------------- --------------
    Net cash used in operating activities                        (2,304,622)      (963,489)
                                                              -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                            (119,205)       (45,100)
  Technology patents                                                (22,761)      (149,929)
                                                              -------------- --------------
    Net cash used in investing activities                          (141,966)      (195,029)
                                                              -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on debt                                        (52,640)       (55,740)
  Related party note receivable, net                                      -       (182,800)
  Proceeds from the sale of stock                                   124,980        468,362
  Loan proceeds, net                                              3,449,876      1,095,110
                                                              -------------- --------------
    Net cash provided by financing activities                     3,522,216      1,324,932
                                                              -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,075,628        166,414

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      173,536        314,667
                                                              -------------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   1,249,164  $     481,081
                                                              ============== ==============


     See accompanying notes to consolidated condensed financial statements



          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                        September 30, 2005

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Broadcast International, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary, in order to make the financial statements not misleading, have been included. Operating results for the three months and the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB (file number 000-13316).

NOTE B - RECLASSIFICATIONS

         Certain 2004 financial statement amounts have been reclassified to conform to 2005 presentations.

NOTE C - WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 7,830,596 and 6,289,381 shares of common stock at prices ranging from $.02 to $60.00 per share were outstanding at September 30, 2005 and 2004, respectively. Additionally, 3,244,966 shares of stock would be issued to the holders of the convertible line of credit and the senior secured convertible notes and related warrants if the conversion features of such instruments and the warrants are exercised.

NOTE D - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No common stock was issued for compensation during the nine months and three months ended September 30, 2005, however during the nine months ended September 30, 2004, 5,000 shares of common stock were issued to an individual of the management of the Company. The amount of expense recognized on the 2004 income statement was $20,000, which is included in stock issued for services. Options to purchase 175,000 shares of the Company's common stock were granted to two independent directors of the Company during the three and nine months ended September 30, 2005. No options to purchase shares of the Company's stock were issued during the three months ended September 30, 2004, however, options to purchase 258,000 shares of the Company's common stock were granted to employees and management during the nine months ended September 30, 2004. All options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The options vested during the three and nine months ended September 30, 2005 would have the following effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation:


<CAPTIONS>
                                             Three Months Ended         Nine Months Ended
                                                 September 30,            September 30,
                                             2005          2004         2005        2004
                                         ------------- ------------- ------------ -------------

Net income (loss), as reported           $    310,426  $ (1,851,687) $(4,953,602) $(15,534,051)
  Addback:
    Stock-based employee compensation
    expense determined under intrinsic
    value based method for all awards,
    net of related tax effects                      -             -            -             -
  Deduct:
    Total stock-based employee compensa-
    tion expense determined under fair
    value based method for all awards,
    net of related tax effects               (490,547)     (124,767)    (667,741)     (366,740)
                                         ------------- ------------- ------------ -------------
  Pro forma net loss                     $   (180,121) $ (1,976,454) $(5,621,343) $(15,900,791)
                                         ============= ============= ============ =============
  Earnings (loss) per share:
    Basic - as reported                  $        .01  $       (.09) $      (.24) $       (.82)
                                         ============= ============= ============ =============
    Basic - pro forma                    $       (.01) $       (.10) $      (.27) $       (.84)
                                         ============= ============= ============ =============

    Diluted - as reported                $        .01  $       (.09) $      (.24) $       (.82)
                                         ============= ============= ============ =============
    Diluted - pro forma                  $       (.01) $       (.10)        (.27) $       (.84)
                                         ============= ============= ============ =============


The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004 was $2.91 and $2.32 per share. The fair value for the options granted in the nine months ended September 30, 2005 were estimated at the date of grant using a Black Scholes option pricing model with the following assumptions:

     Risk free interest rate      3.96%
     Expected life (in years)     8
     Expected volatility          75.68%
     Expected dividend yield      0.00%


NOTE E - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

          The Company recognizes revenue when evidence exists that an arrangement exists between the Company and its customers, delivery of the Company's product or service has occurred, the Company's selling price to its customers is fixed and determinable, and collectibility is reasonably assured. The Company recognizes as deferred revenue, billings made to clients for services for which the services have not yet been provided, and therefore the earnings process is not complete.

         When the Company enters into a multi-year contract to provide customers with network management and on-site service, the Company recognizes the network management fee, as far as can be determined, equally over the period of the agreement. These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. These occasional on-site visits are preformed by third-party technicians, with the associated revenue and cost recognized in the period the work is completed. Additionally, in some cases the Company installs, for an additional fee, new or replacement equipment to customer locations, which immediately becomes the property of the customer, with the associated revenue and cost recorded in the period in which the work is completed.

Patents

         Patents represent legal costs incurred to apply for US and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 15 years. Broadcast International has filed several patents in the United States and foreign countries. To date, only Singapore has granted patent rights for which the Company has recorded amortization expense of $209 for the nine months ended September 30, 2005. The Company is in the final stages of patent registration with two other foreign countries and expects to receive registration status in the immediate future. While the Company is unsure whether it can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. If all additional patents were granted prior to December 31, 2005 the estimated amortization expense on patents for each of the next five years would be as follows:


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

Concentration of Risk

          The Company's accounts receivable include three customers whose combined balances represent approximately 69% and 64% of trade receivables as of September 30, 2005 and 2004, respectively. Sales for these customers accounted for approximately 38% and 44% of total revenues, for the three months ended September 30, 2005 and 2004 respectively, and approximately, 34% and 38% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. Any material reduction in revenues generated from any one of these customers would harm our business.

NOTE F - LONG-TERM NOTES PAYABLE

         On May 16, 2005, the Company consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights. The senior secured notes are due May 16, 2008 and are convertible into 1,200,000 shares of common stock at a conversion price of $2.50 per share. Specifically, this transaction may ultimately result in gross proceeds to the Company of up to $13,800,000 if the additional investment rights and warrants to purchase common stock of the Company are exercised in full. In connection with these notes, the Company has filed a registration statement with the Securities and Exchange Commission registering the resale of shares on Form SB-2 of common stock issuable upon conversion of the notes and upon exercise of the warrants.

         The Company issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively. The $2.50 conversion price of the senior secured convertible notes and the $2.50 and $4.00 exercise price of the A Warrants and the B Warrants, respectively, are subject to adjustment pursuant to standard anti-dilution rights. These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $2.50 per share. The conversion price of the notes and the exercise price of the warrants are also subject to adjustment pursuant to a "reset" provision which is effective as of February 16, 2006. If the moving average closing price of our common stock for the 30 days prior to such date is lower than the applicable conversion price of the notes or the exercise price of the warrants, then the applicable conversion price and/or exercise price will be adjusted to the lower moving average closing price. In no event, however, will the conversion price or exercise price be adjusted below $0.50 per share for the reset provision.

       The conversion features of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model. The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well. At each quarterly reporting date, the value of both the warrants and the conversion feature are evaluated and adjusted to current market value. The warrants and note conversion feature may be exercised at any time and have therefore, been reported as current liabilities. The fair value of the aggregate derivative liability for the conversion feature and the warrants as of September 30, 2005 was $4,214,893.

         The principal value of the senior secured convertible notes is being accreted over the term of the obligation, and for the three and nine months ended September 30, 2005, $249,999 and $374,999, respectively, are included in interest expense. The notes bear a 6% annual interest rate payable semi annually, and for the three and nine months ended September 30, 2005, $45,000 and $67,500,respectively, is included in interest expense.

         The lending agreements contain a requirement that the Company secure an effective registration statement with the Securities and Exchange Commission within 120 days from the date of the borrowings. The registration statement filed by the Company has not been declared effective and therefore, the Company is required to pay a penalty of 2% of the borrowed amount per month. For the three and nine months ended September 30, 2005, the Company has recorded $30,000 as additional interest expense for this penalty. Additional information regarding this funding transaction may be found in our Form 8-K filed with the Securities and Exchange Commission dated May 16, 2005.

NOTE G - FIRST SECUTIRIES ASA

         On October 12, 2005, the Company entered into an agreement with First Securities ASA, a Norwegian company, ("First"), to provide investment banking services regarding listing of the Company's shares on the Oslo Stock Exchange and a potential issuance of shares for trading on that exchange. The agreement provides, among other things that First will use its best efforts to sell new shares worth between $10 and $25 million only to residents of countries other than the United States. The agreement is a best efforts agreement and is subject to normal and customary due diligence and is subject to the Company's being accepted by the Oslo Stock Exchange. Except for agreements currently in force with other parties, First will have the exclusive right to provide equity capital and perform certain other investment banking functions with regard to mergers and acquisitions during the term of the agreement and for a six-month period following termination of the agreement. The agreement requires a non-refundable payment of $200,000 to be paid to First. During the three months ended September 30, 2005, the Company recorded $35,000 in administrative and general expense for services provided by First. Additional information regarding this transaction may be found in our Form 8-K filed with the Securities and Exchange Commission dated October 17, 2005.

NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION

         For the nine months ended September 30, 2005 and 2004, non-cash expenses of $235,170 and $420,000 were recorded in Administrative and General Expense for services rendered by consultants compensated by the issuance of 67,000 and 105,000 shares of common stock, respectively. Additionally, during the nine months ended September 30, 2005, $491,000 representing 140,000 shares of stock were issued to two firms for consulting services to be earned over a twelve month period were recorded as a prepaid expense. As of September 30, 2005, $26,538 of the $491,000 has been included as Administrative and General Expense.

         For the nine months ended September 30, 2005, the Company issued 100,000 shares of common stock and warrants to purchase 120,000 shares of the Company's common stock, at a purchase price of $2.50 per share, valued at approximately $351,000 and $331,147, respectively, to the affiliates of a placement agent in connection with the senior secured convertible notes described above. Additionally, the placement agent received $240,000 in cash. The cumulative value of the stock, warrants and cash totaling approximately $922,147 was recorded as prepaid expense and will be recognized as interest expense over the three-year term of the notes. As of September 30, 2005, $115,268 has been included in interest expense; future expense recognition will be approximately $25,615 per month.

         On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders sole discretion for common shares of the Company at the rate of $1.00 per share. During the nine months ended September 30, 2005 and 2004, the Company borrowed $449,876 and $1,095,110 respectively. The balance of the note at September 30, 2005 was $844,966, and is included in current debt obligations.

         The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. The Company believes the entire amount of the note will be converted. During the nine months September 30, 2005 and 2004, the Company recorded $449,876 and 1,095,110, respectively, for the beneficial conversion feature associated with the advances made under the line of credit. For the nine months ended September 30, 2005 the Company accrued $12,674 of interest payable. All these amounts are included in interest expense.

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

         Receivable from IDI                        $  (265,008)
         Liabilities assumed from IDI                  (994,988)
         Research and development in process          1,219,573
         Trade receivables, net                          13,506
         Inventory                                        6,997
         Prepaid expenses                                 2,166
         Equipment                                       46,450
         Accounts payable and accrued liabilities       (28,696)
                                                            --

In accordance with the Plan, in exchange for the common shares of IDI, the Company issued 111,842 shares of common stock valued at approximately $682,222 to the former creditors of IDI. Additional payments totaling approximately $312,766 will be made to the former IDI creditors in equal quarterly installments of approximately $18,000 over of the next four years, which together total the $994,988 liabilities assumed by the Company.

         The principals of Streamware Solutions AB, a Swedish Corporation, purchased 187,500 shares of common stock below fair market value pursuant to a Stock Purchase and Option Grant Agreement dated February 6, 2004. Streamware was issued an additional 1,000,000 shares of common stock pursuant to a Stock

Issuance, Stock Transfer and Option Grant Agreement dated effective as of February 26, 2004. The Company also issued to Streamware or its principals 2,812,500 options to purchase common shares of the Company at an exercise price of $4.50 per share, expiring February 6, 2006, associated with the agreements mentioned above. These agreements were entered concurrently with IDI entering into an amended Partner Agreement with Streamware, and all expenses associated with Streamware and the IDI bankruptcy settlement above were recorded as research and development in process, as part of the on-going development costs of the CodecSys technology. The Company recorded the following related to these agreements:

         Research and development in process expense,
             stock issued below market                      375,000
         Research and development in process expense,
             additional stock issued                      6,000,000
         Research and development in process expense,
             fair value of stock options                  3,853,019
                                                         -----------
         Total research and development in process
             expensed from Streamware                    10,288,019

          The Company paid no cash for income taxes or interest expense during the three and nine months ended September 30, 2005 and 2004. Of the $110,174 of accrued interest as of September 30, 2005, the amount of $97,500 is due to be paid in November 2005.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions. The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a material impact on our consolidated financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for small business insurers for interim periods or the fiscal year beginning after December 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock Compensation in Note D for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

         In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("AJCA"). The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. The Company does not expect the adoption of these new tax provisions to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which requires retrospective application (the application of the changed accounting principle to previously issued financial statements as if that principle had always been used) for voluntary changes in accounting principle unless it is impracticable to do so. Previously, the cumulative effect of such changes was recognized in net income of the period of the change. The effective date is for changes made in fiscal year beginning after December 15, 2005.

         In June 2005, the Emerging Issues Task Force ("EITF") issued three consensuses that are subject to later ratification by the FASB:

         The first consensus is EITF 04-5 which establishes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. Unless the limited partners have "kick-out rights" allowing them to dissolve or liquidate the partnership or otherwise remove the general partner "without cause", or "participating rights" allowing the limited partners to participate in significant decisions made in the ordinary course of the partnership's business, the general partner(s) hold effective control and should consolidate the limited partnership. This would be effective immediately for newly-formed limited partnerships and for existing limited partnership agreements that are modified. For existing limited partnership agreements that are not modified, it would be effective for the beginning of the first reporting period after December 15, 2005. The Company does not expect the adoption of EITF 04-5 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         The second consensus is EITF 05-2 which provides guidance for issuers of debt and preferred stock instruments with conversion features that may need to be accounted for as derivatives. The Company does not expect the adoption of EITF 05-2 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         The third consensus is EITF 05-6, "Determining the Amortization Period for Leasehold Improvements. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE J - GOING CONCERN

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

         This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) competitive factors; (ii) general economic and market conditions; (iii) rapid technological change; (iv) dependence on commercialization of our CodecSys technology; (v)dependence on significant customers; (vi) our ability to raise sufficient additional capital; (vii) restrictions under our senior secured convertible notes; (viii) our ability to execute our business model; (ix) our ability to hire and retain qualified software personnel; (x) uncertainty of intellectual property protection; (xi) one-time or non-recurring events; and (xii) other factors identified in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading "Risk Factors" in Part I, Item 1. Given these uncertainties, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Policies

         We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment, relate to the reserves for doubtful accounts receivable and the valuation of stock and options issued for services.

         Reserves for Doubtful Accounts Receivable

         Management estimates the amount of required reserves for the potential non-collectibility of accounts receivable based upon past experience of collection and consideration of other relevant factors. Past experience, however, may not be indicative of future collections and therefore we could incur additional charges in the future to reflect differences between estimated and actual collections.

         Valuation of stock and options

         We value and account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.


Results of Operations for the three months ended September 30, 2005 and September 30, 2004

Net Sales

         The Company generated approximately $1,065,000 in net sales during the three months ended September 30, 2005, compared to net sales of approximately $1,285,000 for the quarter ended September 30, 2004, which represents a 17% decrease in revenue in the current period. The decrease in revenue of approximately $220,000 was due primarily to a decrease in network management and associated fees of approximately $207,000. The major component in the decrease in network management and associated service fees was the result of the expiration of a customer contract under which the Company had been providing services and had received $195,000 in service fees from that customer in the quarter ended September 30, 2004. The Company experienced a decrease of $90,000 in studio and video production revenues due to lower utilization of its studio during the quarter and a decrease in installation and service revenue of $50,000. These decreases were partially offset by an increase of $128,000 in sales of equipment and related services primarily the result of a new customer contract. These factors are related to the timing of customer contracts and the level of activity required by such contracts.

         The Company entered into a services contract with a new customer, in the second quarter of 2005. Management believed this contract would replace much of the revenue lost in the third quarter as discussed above. Revenue from the new customer aggregated only $230,000 in the quarter ended September 30, 2005 due to slower than expected delivery of equipment supplied by the customer.

Cost of Sales

         Cost of sales increased by approximately $171,000 to approximately $1,493,000 for the three months ended September 30, 2005 from approximately $1,322,000 for the three months ended September 30, 2004. The increase was due primarily to the costs of servicing the new customer referenced above and sales of equipment, which resulted in an increase in the cost of equipment sold and related services to the Company's customers of $148,000. There was not an increase in the cost of equipment relative to the sales price of the equipment. In addition, satellite distribution costs increased by $12,000 and various other operating expenses increased by $14,000.

Expenses

         Operating expenses for the three months ended September 30, 2005 were approximately $623,000 compared with operating expenses for the three months ended September 30, 2004 of approximately $1,520,000. The decrease of approximately $897,000 resulted from the Company recording in the quarter ended September 30, 2004, a non-cash expense of approximately $1,140,000 related to the issuance of options to purchase Company common stock, which was recorded as research and development in process. This decrease was partially offset by an increase in general and administrative expenses of approximately $196,000, and an increase in sales and marketing expenses of $47,000. Absent the non-cash expense recorded in 2004, the operating expenses would have increased by approximately $243,000.

Other

         For the three months ended September 30, 2005, the Company recorded a gain on the derivative valuation of $1,759,134 related to the change in the derivative liability's fair value since June 30, 2005. The embedded conversion feature of the senior secured convertible notes and related warrants constitute the derivative securities included in the derivative value liability and for which quarterly gains or losses are recorded based upon the prevailing market price of the underlying common stock.

         For the three months ended September 30, 2005, the Company incurred interest expense of approximately $415,000 compared to interest expense for the three months ended September 30, 2004 of approximately $300,000. Interest expense for the three months ended September 30, 2005 is comprised of approximately $250,000 of interest related to the accretion of the senior secured convertible notes, $75,000 of 6% interest related to the senior secured convertible notes, including $30,000 of penalties assessed as a consequence of not having an effective registration statement related to the senior secured convertible notes and related warrants. In addition, the Company recorded approximately $77,000 of interest related to the amortization of compensation paid to the placement agent for securing the senior secured convertible notes and related warrants. The remainder of the interest was accrued interest on the convertible line of credit.

         The full amount of the interest recorded in the three months ended September 30, 2004 resulted from the Company recording interest expense related to the beneficial conversion feature on the Convertible Line of Credit.

Net Profit

         The Company realized a net profit for the three months ending September 30, 2005 of approximately $310,000 compared with a net loss for the three months ended September 30, 2004 of approximately $1,852,000, with the variance being approximately $2,162,000. The Company received a benefit of 1,759,134 from the adjustment in derivative valuation; Absent this benefit, the Company would have reported a loss of approximately $1,449,000. The Company had recorded a one-time expense of $1,140,000 in the quarter ended September 30, 2004 as described above, and without this expense, the loss would have been approximately $712,000. Not considering the 2004 non-cash expense and the 2005 derivative valuation benefit, the net loss for the quarter ended September 30, 2005 actually increased by approximately $737,000, which was primarily the result of an increase in general and administrative, selling and marketing and interest expenses and the lower revenues discussed above.

Results of Operations for the nine months ended September 30, 2005 and September 30, 2004

Net Sales

         The Company generated approximately $3,042,000 in net sales during the nine months ended September 30, 2005. During the same nine-month period in 2004, the Company generated net sales of approximately $4,217,000. The decrease in revenue of approximately $1,175,000 was primarily the result of a combination of a decrease in sales of equipment and related services to customers of approximately $512,000, a decrease in studio and video production revenue of approximately $339,000 and a decrease in network management and related service fees of approximately $259,000. These factors are related to the timing of customer contracts and the level of activity required by such contracts. An increase in satellite fees of approximately $102,000 was offset by a decrease of approximately $61,000 in advertising fees and approximately $86,000 in installation service fees.

Cost of Sales

         Cost of sales decreased by approximately $363,000 to $3,828,000 for the nine months ended September 30, 2005, from approximately $4,191,000 for the nine months ended September 30, 2004. The decrease was due primarily to the decrease in sales of equipment referenced above, which resulted in a decrease in the cost of equipment sold to the Company's customers of approximately $288,000. There was not a change in the cost of equipment relative to the ales price of the equipment. In addition, there was a decrease of approximately $124,000 in employee costs included as a cost of sales, which was partially offset by an increase of $72,000 in satellite distribution costs due to greater utilization of satellite transponder time used by the Company's customers.

Research and Development in Process

         The Company recorded no research and development in process expenses for the nine months ended September 30, 2005, but recorded a non-cash expense of $12,659,094 in the nine months ending September 30, 2004. The expense in 2004 related primarily to clarification and consolidation of marketing and development rights through amendments to existing technology licensing agreements and partially for the active development of the Company's CodecSys technology. Details of this expense are as follows: 1) $6,375,000 for the issuance of 1,187,500 shares of common stock of Company to Streamware Solutions AB, a Swedish company, and its principals; 2) approximately $3,853,000 for options to purchase 2,812,500 shares of common stock of the Company at an exercise price of $4.50 per share, 3) approximately $1,220,000 related to the assumption and consolidation of IDI; and approximately $1,212,000 related to the IDI co-founders settlement. See additional details in Note H above.

         An additional component of the non-cash expense resulted from recording as an expense of approximately $1,121,500 related to the issuance of 450,000 options to purchase Company common stock at $6.25 per share and the payment of $90,000 to the three co-founders of IDI in exchange for the termination of a stock purchase agreement.

Expenses

        Operating expenses for the nine months ended September 30, 2005 were approximately $1,954,000 compared with operating expenses for the nine months ended September 30, 2004 of approximately $1,828,000, not including the research and development in process referenced above. The increase of approximately $126,000 resulted from increases in most administrative expense sub-categories, but the items with the greatest increases were $58,000 for legal services and $31,000 for insurance.

Other

         In the nine months ended September 30, 2005, the Company recorded approximately $1,215,000 related to the valuation of the embedded derivatives contained in the Senior Secured Convertible Notes and related warrants. For the nine months ended September 30, 2005, the Company incurred interest expense of approximately $1,050,000 compared to interest expense for the nine months ended September 30, 2004 of approximately $1,095,000. Of the approximately $1,050,000 reported in 2005, approximately $449,800 related to the beneficial conversion feature of the convertible line of credit, $ 375,000 resulted from the Company recording interest expense related to the accretion of the long term note portion of the senior secured convertible notes, $97,000 of interest expense accrued on the senior secured convertible notes and 77,000 of interest related to the amortization of compensation paid to the placement agent for securing the senior secured convertible notes and warrants. The remainder of the interest was accrued interest on the convertible note.

         In the nine months ended September 30, 2004 interest expense consisted of interest expense related to the beneficial conversion feature of the convertible line of credit.

Net Loss

         The Company realized a net loss for the nine months ended September 30, 2005 of approximately $4,954,000 compared with a net loss for the nine months ended September 30, 2004 of approximately $15,534,000. The decrease in the net loss for the nine months ended September 30, 2005 was approximately $10,580,000. Without considering non-cash expenses described above of $12,339,000 recorded in the nine months ended September 30, 3004 and the loss on derivative valuation of approximately $1,215,000 recorded in the nine months ended September 30, 2005 related to the senior secured convertible notes and related warrants, the net loss for the nine months ended September 30, 2005 increased by $544,000, which resulted from the lower revenues and higher expenses described above.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

         At September 30, 2005 the Company had cash and cash equivalents of approximately $1,249,000 and total current assets of approximately $3,263,000 compared to total current liabilities of approximately $5,968,000 and total stockholder's deficit of approximately $2,985,000. Of the approximately $5,968,000 of current liabilities, approximately $4,215,000 relates to the value of the derivatives for the senior secured convertible notes and related warrants, and an additional amount of approximately $915,000 relates to the convertible line of credit note.

         Our audited consolidated financial statements for the year ended December 31, 2004 contain a "going concern" qualification. As discussed in Note J of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

         For the nine months ended September 30, 2005, the Company used $2,305,000 of cash for operating activities compared to cash used for operations for the nine months ended September 30, 2004 of $963,000. The cash used for operations was provided from proceeds from sales of our common stock and from the financing described below.

         We have entered into a convertible line of credit dated December 23, 2003, as amended and restated June 30, 2004. The line of credit involves a loan to us, the principal amount of which is convertible into shares of our common stock at $1.00 per share. As of September 30, 2005, a total of $1,644,966 had been advanced to us under the line of credit, of which $800,000 has been previously converted to 800,000 shares of common stock. As of September 30, 2005, the outstanding principal balance of the convertible note was $844,966. The convertible note is due April 1, 2006 and bears interest at an annual rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. Any portion of the note is convertible at any time at the lenders' sole discretion.

         On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds. In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds. We are using the proceeds from this financing to support our CodecSys research and development and for general working capital purposes. The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum. Interest-only payments are due semi-annually with the first payment of $90,000 due November 16, 2005. The notes are convertible into 1,200,000 shares of our common stock at $2.50 per share, convertible any time during the term of the notes.

         In connection with the financing, the funds received A Warrants to acquire 600,000 shares of our common stock exercisable at $2.50 per share and B Warrants to acquire 600,000 shares of our common stock at $4.00 per share. The warrants are exercisable any time for a five-year period beginning on the date of grant. The funds also received additional investment rights to make an additional loan of $3,000,000 on the same terms as the senior secured convertible notes and receive additional A Warrants and B Warrants with the same terms as the warrants already received by the funds. The additional investment rights must be exercised within 90 days following the date the Company's registration statement on Form SB-2 filed with the SEC is declared effective. In the event the funds exercise their additional investment rights and exercise all of their warrants, we would receive approximately up to $10,800,000 in additional financing. We paid approximately $345,000 in cash for commissions, finders fees and expenses in securing this financing, $240,000 of which is included in prepaid expenses as of June 30, 2005 and will be amortized over the term of the notes.

         The $2.50 conversion price of the senior secured convertible notes and the $2.50 and $4.00 exercise price of the A Warrants and the B Warrants, respectively, are subject to adjustment pursuant to standard anit-dilution rights. These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction;
(ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $2.50 per share.

         The conversion price of the notes and the exercise price of the warrants are also subject to adjustment pursuant to a "reset" provision which is effective as of February 16, 2006. If the moving average closing price of our common stock for the 30 days prior to such date is lower than the applicable conversion price of the notes or the exercise price of the warrants, then the applicable conversion price and/or exercise price will be adjusted to the lower moving average closing price. In no event, however, will the conversion price or exercise price be adjusted below $0.50 per share for the reset provision.

         The securities purchase agreement contains, among other things, covenants that may restrict our ability to finance future operations, to obtain additional capital, to declare or pay a dividend or to engage in other business activities. A breach of any of these covenants could result in a default under our senior secured convertible notes, in which event holders of the notes could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation. The securities purchase agreement provides that we cannot do any of the following without the prior written consent of the holders of at least 85% of the principal amount of the outstanding senior secured convertible notes:

..   issue debt securities or incur, assume, suffer to exist, guarantee or otherwise become or remain, directly or indirectly, liable with respect to certain indebtedness;

..   except for those created under the securities purchase agreement, create, incur, assume or suffer to exist, directly or indirectly, any liens, restrictions, security interests, claims, rights of another or other encumbrances on or with respect to any of our assets, of any kind, whether now owned or hereafter acquired, or any income or profits there from;

..   complete a private equity or equity-linked financing prior to the first anniversary of the closing date;

..   liquidate, wind up or dissolve (or suffer any liquidation or dissolution);

..   convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any;

..   cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible notes;

..   directly or indirectly enter into or permit to exist any transaction with any of our affiliates or any of our subsidiaries, if any, except for transactions that are in the ordinary course of our business, upon fair and reasonable terms, that are fully approved by our Board of Directors, and that are no less favorable to us than would be obtained in an arm's length transaction with a non-affiliate;

..   declare or pay a dividend or return any equity capital to any holder of any of our equity interests or authorize or make any other distribution to any holder of our equity interests in such holder's capacity as such, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for consideration any of our equity interests outstanding (or any options or warrants issued to acquire any of our equity interests); provided that the foregoing shall not prohibit (i) the performance by us of our obligations under the warrants related to the senior secured convertible notes or the registration rights agreement entered into in connection with the securities purchase agreement, or (ii) us and any of our subsidiaries, if any, from paying dividends in common stock issued by us or such subsidiary that is neither puttable by any holder thereof nor redeemable, so long as, in the case of any such common stock dividend made by any such subsidiary, the percentage ownership (direct or indirect) of us in such subsidiary is not reduced as a result thereof; or

..   directly or indirectly, lend money or credit (by way of guarantee or otherwise) or make advances to any person, or purchase or acquire any stock, bonds, notes, debentures or other obligations or securities of, or any other interest in, or make any capital contribution to, any other person, or purchase or own a future contract or otherwise become liable for the purchase or sale of currency or other commodities at a future date in the nature of a futures contract, with very limited exceptions.

         Under the securities purchase agreement, holders of the senior secured convertible notes were granted preemptive rights, subject to standard exceptions, with respect to new issuances of our common stock and securities convertible into shares of our common stock. The preemptive rights continue until May 16, 2006 and may further restrict our ability to obtain additional capital.

         We are currently in default of Section 4(a)(viii) of the senior secured convertible notes. Section 4(a)(viii) specifies that it is an event of default if a registration statement required by the registration rights agreement executed in conjunction with the senior secured convertible notes is not declared effective by the SEC within 150 days following the closing date of the funding and the registration statement is not currently effective.

         The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be due and payable immediately in cash. In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount shall be calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration.

         During the quarter ended June 30, 2005, we secured a new customer contract which we believe will result in an increase in revenues, although there is no assurance this will happen. We are in the process of training our existing installation technicians on the new equipment and procedures required by the new customer. We anticipate that our negative cash flow will diminish as the new customer makes projects and equipment available and as we are able to perform under the contract.

         Our monthly operating expenses currently exceed our monthly net sales by approximately $250,000 per month. This amount could increase significantly. Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue. Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from the new customer contract described above, and (iii) sales related to commercial applications of our CodecSys technology.

We anticipate executing on our business model to realize the additional revenue needed to address our liquidity and cash flow position. If we are successful in our execution efforts, we do not anticipate requiring additional capital in the next fiscal year. To the extent we are unable to generate additional revenue from these sources, however, we will need to obtain an infusion of capital in 2006, of which there can be no assurance.

         Our long-term liquidity is dependent upon execution of our business model and the realization of additional revenue and working capital, as described above, and upon capital needed for continued development of the CodecSys technology. Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future. This estimate will increase or decrease depending on funds available to us. The availability of funding will also determine, in large measure, the timing and introduction of new product applications in the marketplace. Capital required for CodecSys is expected to come from internally generated cash flow from operations or from external financing.

         To date, we have met our working capital needs through funds received from sales of our common stock, borrowings under a convertible line of credit and the senior secured convertible note financing described above. There can be no assurance that the institutional funds will exercise their additional investment rights or exercise their outstanding warrants, which would provide additional investment capital for us. Until our operations become profitable, we must continue to sell equity or find another source of operating capital.

         We have entered into an engagement agreement dated October 11, 2005 with First Securities ASA, a leading Norwegian investment banking firm, to provide investment banking services regarding a potential initial public offering of our common stock on the Oslo Stock Exchange. The agreement contemplates, among other things, that we will raise between $10 and $25 million by the end of the first quarter of 2006, subject to development of our revenues and profitability, market conditions in general, acceptance for listing by the Oslo Stock Exchange and the interest for our shares in the capital markets. The agreement is also subject to normal and customary legal and financial due diligence. Except for agreements currently in force with other parties, First Securities will have the exclusive right to provide equity capital and perform certain other investment banking functions with regard to mergers and acquisitions during the term of the agreement and for a six month period following termination of the agreement. The agreement required that we pay First Securities a non-refundable retainer fee of $200,000. Given the numerous conditions and uncertainties related to the proposed initial public offering on the Oslo Stock Exchange, there can be no assurance we will be able to complete such offering.

Recent Accounting Pronouncements

        See Note I above for recent accounting pronouncements.


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

         As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act. This evaluation, however, did identify a material weakness in our disclosure controls and procedures with respect to applying existing accounting pronouncements related to derivative securities and required accounting entries. Management is taking steps to implement appropriate corrective action in this regard.

         For the three months ended September 30, 2005, management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, implemented corrective action with respect to a significant deficiency previously identified regarding beneficial conversion features and associated accounting entries. This action included changes to the way we process and evaluate instruments with a beneficial conversion feature, including development of internal resources required to complete the necessary accounting analysis.
 Other than the items described above, there has been no change in our internal control over financial reporting during the period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                   Part II - Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities Use of Proceeds.

         On August 3, 2005, two warrant holders exercised their warrants in full on a net issuance basis pursuant to which we issued a total of 47,272 shares of our common stock to them. Both holders were accredited investors and were fully informed regarding their investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

         On August 29, 2005, we issued 40,000 shares of our common stock to one entity in exchange for technology research, potential licensing and related services performed for us. We valued the services received based upon the then prevailing fair market price of the common stock ($3.65) multiplied by the total number of shares issued (40,000). The entity was an accredited investor and was fully informed regarding its investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

         On September 14, 2005, we issued 100,000 shares of our common stock to one entity in exchange for management, financial and investor related consulting services performed for us. We valued the services received based upon the then prevailing fair market price of the common stock ($3.45) multiplied by the number of shares issued (100,000). The entity was an accredited investor and was fully informed regarding its investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

         See Part I "Management's Discussion and Analysis for Plan of Operation Liquidity and Capital Resources" for a discussion of working capital restrictions ad other limitations on the payment of dividends.


Item 3.  Defaults Upon Senior Securities

         We are currently in default of Section 4(a)(viii) of the senior secured convertible notes. Section 4(a)(viii) specifies that it is an event of default if a registration statement required by the registration rights agreement executed in conjunction with the senior secured convertible notes is not declared effective by the SEC within 150 days following the closing date of the funding and the registration statement is not currently effective.

         The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be due and payable immediately in cash. In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount shall be calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

  3.1    Amended and Restated Articles of Incorporation of Broadcast
         International.   (Incorporated by reference to Exhibit No. 3.1 of the
         Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 filed with the SEC on August 12, 2005.)

  3.2 Bylaws of Broadcast International. (Incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 filed with the SEC on August 12, 2005.)

  4.1    Specimen Stock Certificate of Common Stock of Broadcast
         International. (Incorporated by reference to Exhibit No. 4.1 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

  4.2 Form of 6.0% Senior Secured Convertible Note dated May 16, 2005 executed by Broadcast International in favor of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the "Institutional Funds").
        (Incorporated by reference to Exhibit No. 4.2 of the Company's
         Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

  4.3 Form of A Warrant issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 4.3 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

  4.4 Form of B Warrant issued by Broadcast International to each of the Institutional Funds(Incorporated by reference to Exhibit No. 4.4 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.1 Employment Agreement of Rodney M. Tiede dated April 28, 2004. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

 10.2 Employment Agreement of Randy Turner dated April 28, 2004. (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

 10.3 Employment Agreement of Reed L. Benson dated April 28, 2004. (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

 10.4 Broadcast International Long-Term Incentive Plan. (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report of Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

 10.5 Securities Purchase Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.5 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.6 Security Agreement dated May 16, 2005 between Broadcast International and Gryphon Master Fund, L.P., as collateral agent for the Institutional Funds. (Incorporated by reference to Exhibit No. 10.6 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.7 Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.7 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.8 Form of Additional Investment Rights dated May 16, 2005 issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 10.8 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.9 Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No.
         10.9 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.10 Stock Issuance, Stock Transfer and Option Grant Agreement dated effective as of February 26, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No. 10.10 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.11 Amended and Restated Convertible Line of Credit dated June 30, 2004 among Broadcast International, Meridel, Ltd. and Pascoe Holdings, Ltd. (Incorporated by reference to Exhibit No. 10.11 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.12 Engagement Agreement dated October 11, 2005 between Broadcast International, Inc. and First Securities ASA. (Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 17, 2005.).

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

                              Broadcast International, Inc.


Date: November 21, 2005       /s/  Rodney M. Tiede
                              ___________________________________________
                              By:  Rodney M. Tiede
                              Its: President and Chief Executive Officer
                              (Principal Executive Officer)


Date: November 21, 2005       /s/ Randy Turner
                              ____________________________________________
                              By:  Randy Turner
                              Its: Chief Financial Officer (Principal
                              Financial and Accounting Officer)