Form 10QSB/A
period 2005-06-30
BROADCAST INTERNATIONAL INC
filed 2005-11-22
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB/A
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class            Outstanding as of July 31, 2005
                  ------------        -------------------------------
                  Common Stock              20,839,851 shares

Transitional Small Business Disclosure Format: Yes (   ) No ( X )

Explanatory Note


         The purpose of this Amendment No.1 to the Quarterly Report on Form 10-QSB is to restate the Company's consolidated condensed financial statements for the three and six months ended June 30, 2005 (the "Financial Statements") and to modify the related disclosures. Please see Note C to the Financial Statements included in the accompanying Form 10-QSB. The Company raised $3,000,000 of gross proceeds from Senior Secured Convertible Notes on May 16, 2005, and those notes included warrants and a conversion feature, which conversion rate was subject to adjustment. The terms of these notes have been previously disclosed, and the Company had previously accounted for this offering under the provisions of EITF 00-27.

         The restatement arose from the Company's determination, upon further research and consideration, that the warrants and embedded conversion option of the senior secured convertible notes entered into on May 16, 2005 are accounted for as imbedded derivatives pursuant to EITF 00-19 and SFAS No. 133, instead of accounting for such features using beneficial conversion feature accounting pursuant to EITF 00-27. The Company has determined that the fair value of the derivatives should be recorded as a liability, with any changes in fair value of the derivatives between reporting dates as a derivative gain or loss, as appropriate.

         This amended Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB for the quarterly period ended June 30, 2005, except as required to reflect the effects of the restatement as described in Note C to the Financial Statements included in the amended Form 10-QSB/A and to clarify the provisions of the senior secured convertible notes. Additionally, this amended Form 10-QSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-QSB/A and the original Form 10-QSB is subject to updating and supplementing as provided in the periodic reports that the Company has filed after the original filing date with the Securities and Exchange Commission.

                  Broadcast International, Inc.
                           Form 10-QSB


                        Table of Contents




Part I - Financial Information                                         Page

         Item 1.  Financial Statements                                    4

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                      16

         Item 3.  Controls and Procedures                                24

Part II - Other Information

         Item 1.  Legal Proceedings                                      25

         Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                        25

         Item 3.  Defaults Upon Senior Securities                        25

         Item 4.  Submission of Matters to a Vote of Security Holders    25

         Item 5.  Other Information                                      25

         Item 6.  Exhibits                                               25

Signatures                                                               28

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEET
                           (Unaudited)

                                                               June 30,
                                                                2005
ASSETS                                                       -------------
------                                                        (Restated)
Current assets
  Cash and cash equivalents                                  $  2,267,340
  Trade receivable, net                                           341,874
  Inventory                                                        22,642
  Prepaid expenses                                              1,083,270
                                                             -------------
  Total current assets                                          3,715,126
                                                             -------------

Non-current assets
  Equipment and leasehold improvements, net                       628,621
  Patents net                                                     192,273
  Other assets                                                      7,824
                                                             -------------
Total assets                                                 $  4,543,844
                                                             =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities

  Accounts payable                                           $    200,164
  Accrued Payroll & related expenses                              156,965
  Other accrued liabilities                                        83,540
  Unearned revenue                                                135,304
  Current debt obligations                                        915,153
  Derivative valuation liability                                5,974,027
                                                             -------------
  Total current liabilities                                     7,465,153
                                                             -------------
Long-term debt

  Long-term obligations                                           265,373
  Deferred bonus                                                  600,000
                                                             -------------
Total liabilities                                               8,330,526
                                                             -------------
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; no shares issued                                 -
  Common stock, $.05 par value, 40,000,000 shares
    authorized; 20,839,851 shares issued and outstanding        1,041,993
  Additional paid-in capital                                   20,941,776
  Accumulated deficit                                         (25,770,451)
                                                             -------------
Total stockholders' deficit                                    (3,786,682)
                                                             -------------

Total liabilities and stockholders' deficit                  $  4,543,844
                                                             =============


See accompanying notes to consolidated condensed financial statements




               BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            Three Months Ended           Six Months Ended
                                        -------------------------- -----------------------------
                                           June 30,     June 30,       June 30,       June 30,
                                             2005         2004           2005           2004
                                        ------------- ------------- -------------- --------------
                                          (Restated)                  (Restated)
NET SALES                               $    999,495  $  1,556,040  $   1,977,146  $   2,931,896

COST OF SALES                              1,232,373     1,511,644      2,335,722      2,869,691
                                        ------------- ------------- -------------- --------------
GROSS PROFIT (LOSS)                         (232,878)       44,396       (358,576)        62,205

OPERATING EXPENSES
  Research and development in process              -    10,343,945              -     11,519,377
  Administrative and general                 678,775       296,504        952,291        989,025
  Selling and marketing                      229,806       265,086        378,225        458,266
                                        ------------- ------------- -------------- --------------
TOTAL OPERATING EXPENSES                     908,581    10,905,535      1,330,516     12,966,668
                                        ------------- ------------- -------------- --------------
LOSS FROM OPERATIONS                      (1,141,459)  (10,861,139)    (1,689,092)   (12,904,463)

OTHER INCOME (EXPENSE):
  Interest and other income                   31,390        14,958         34,890         17,403
  Derivative valuation gain (loss)        (2,974,027)            -     (2,974,027)             -
  Interest expense                          (385,885)     (445,657)      (635,799)      (795,306)
                                        ------------- ------------- -------------- --------------
TOTAL OTHER INCOME (EXPENSE)              (3,328,522)     (430,699)    (3,574,936)      (777,903)
                                        ------------- ------------- -------------- --------------

LOSS BEFORE INCOME TAXES                  (4,469,981)  (11,291,838)    (5,264,028)   (13,682,366)

  Income Tax Benefit                               -             -              -              -
                                        ------------- ------------- -------------- --------------

NET LOSS                                $ (4,469,981) $(11,291,838) $  (5,264,028) $ (13,682,366)
                                        ============= ============= ============== ==============
TOTAL NET LOSS PER SHARE
   - Basic and Diluted                  $       (.22) $       (.59) $        (.25) $        (.73)
                                        ============= ============= ============== ==============
Weighted average number of shares
of Common Stock outstanding
   - Basic and Diluted                    20,775,400    19,019,800     20,718,500     18,663,500
                                        ============= ============= ============== ==============


           See accompanying notes to consolidated condensed financial statements






               BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                     Six Months Ended
                                                              ---------------------------
                                                                June 30,       June 30,
                                                                  2005          2004
                                                             -------------- --------------
                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                   $  (5,264,028) $ (13,682,366)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                  183,440        202,199
    Beneficial conversion                                          449,876        795,230
    Common stock issued for services                               235,170        420,000
    Derivative liability valuation                               2,974,027              -
    Accretion of note payable                                      125,000              -
    Common stock and options issued for research and
      development in process                                             -     10,228,019
    Liabilities assumed for research and development in process          -      1,291,358
    Provision for losses on accounts receivable                      6,747         26,000
    (Increase) decrease in:
      Receivables                                                  129,477       (287,645)
      Inventories                                                   (2,576)        50,334
      Prepaid and other assets                                    (208,193)       (15,903)
    Increase (decrease) in:
      Accounts payable and accrued expenses                         55,355         70,594
      Unearned revenue                                             (69,774)       (51,822)
                                                             -------------- --------------
    Net cash used in operating activities                       (1,385,479)      (954,002)
                                                             -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                            (47,151)       (32,779)
  Technology patents                                               (13,329)      (137,552)
                                                             -------------- --------------
    Net cash used in investing activities                          (60,480)      (170,331)
                                                             -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                       (35,093)       (13,830)
  Related party note receivable, net                                     -       (182,800)
  Proceeds from the sale of stock                                  124,980        465,362
  Loan proceeds, net                                             3,449,876        795,230
                                                             -------------- --------------
    Net cash provided by financing activities                    3,539,763      1,063,962
                                                             -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             2,093,804        (60,371)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     173,536        314,667
                                                             -------------- --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   2,267,340  $     254,296
                                                             ============== ==============



   See accompanying notes to consolidated condensed financial statements




          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          June 30, 2005


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements of Broadcast International, Inc. (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary, in order to make the financial statements not misleading, have been included. Operating results for the three months and the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB (file number 000-13316).


NOTE B - RECLASSIFICATIONS

         Certain 2004 financial statement amounts have been reclassified to conform to 2005 presentations.


NOTE C - RESTATEMENT OF FINANCIAL STATEMENTS

         The Company's previously issued consolidated condensed financial statements as of and for the three and six months ended June 30, 2005 have been restated to record the accounting of the warrants and embedded conversion option of the senior secured convertible notes, entered into on May 16, 2005, as liabilities, resulting in an increase to current liabilities, rather than as being recorded as equity. As a result of this restatement, the Company recorded $5,974,027 of additional current liability related to the fair value of the warrants and conversion feature of the notes, with a reduction of $3,000,000 in equity along with an additional expense of $2,974,027 recorded as loss for derivative valuation as of the three and six months ended June 30, 2005.

         Additionally, the Company reclassified $31,390 and $14,598 of interest and other income included as sales to other income and expense for the three months ended June 30, 2005 and 2004, respectively, and $34,890 and $17,403 of interest and other income included as sales to other income and expense for the nine months ended June 30, 2005 and 2004, respectively. These reclassifications had no effect on net loss in the respective periods.

         The following table summarizes the effect of the restatement and reclassification adjustments on the financial statements as of and for the three and six months ended June 30, 2005.



                                    Three Months Ended         Six Months Ended
                             ---------------------------- ----------------------------
                                June 30,       June 30,      June 30,       June 30,
                                  2005          2005           2005           2005
                             -------------- ------------- -------------- -------------
                               (Restated)    (Previously    (Restated)    (Previously
                                              Reported)                    Reported)

NET SALES                    $     999,495  $    999,495  $   1,977,146  $  1,977,146

COST OF SALES                    1,232,373     1,232,373      2,335,722     2,335,722

TOTAL OPERATING EXPENSES           908,581       908,581      1,330,516     1,330,516
                             -------------- ------------- -------------- -------------
LOSS FROM OPERATIONS            (1,141,459)   (1,141,459)    (1,689,092)   (1,689,092)

OTHER INCOME (EXPSNSE):
  Interest and other income         31,390        31,390         34,890        34,890
  Derivative valuation
   gain (loss)                  (2,974,027)            -     (2,974,027)            -
  Interest expense                (385,885)     (385,885)      (635,799)     (635,799)
                             -------------- ------------- -------------- -------------
TOTAL OTHER INCOME (EXPENSE)    (3,328,522)     (354,495)    (3,574,936)     (600,909)
                             -------------- ------------- -------------- -------------

NET LOSS                     $  (4,469,981) $ (1,495,954) $  (5,264,028) $ (2,290,001)
                             ============== ============= ============== =============



                                                     June 30, 2005
                                           --------------------------------
                                              (Restate)       (Previously
                                                                Reported)

      Total current liabilities                7,465,153        1,491,126
      Total liabilities                        8,330,526        2,356,499
      Additional paid-in capital              20,941,776       23,941,776
      Accumulated deficit                    (25,770,451)     (22,796,424)
      Total stockholders' equity (deficit)    (3,786,682)       2,187,345


NOTE D - WEIGHTED AVERAGE SHARES

         The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

         The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options to purchase 7,775,596 and 6,030,903 shares of common stock at prices ranging from $.02 to $60.00 per share were outstanding at June 30, 2005 and 2004, respectively, and 3,244,966 shares of stock would be issuable to the holders of the convertible line of credit and the senior secured convertible notes and related warrants if the conversion features of such instruments or the warrants were exercised. All of the common stock equivalents were excluded for the calculation of diluted earnings per share because the effect of including such common stock equivalents would be anti-dilutive.

NOTE E - STOCK COMPENSATION

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No common stock was issued for compensation during the six months and three months ended June 30, 2005, however during the six months ended June 30, 2004, 5,000 shares of common stock were issued to an individual of the management of the Company. The amount of expense recognized on the 2004 income statement was $20,000, which is included in stock issues for services. No options to purchase shares of the Company's common stock were granted as compensation to employees and management during the three and six months ended June 30, 2005, as well as the three months ended June 30, 2004, however, options to purchase 258,000 shares of the Company's common stock were granted to employees and management for six months ended June 30, 2004. All options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The options vested during the three and six months ended June 30, 2005 would have the following effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation:



                                  Three Months Ended            Six Months Ended
                                       June 30,                     June 30,
                                 2005            2004          2005           2004
                             -------------- ------------- -------------- -------------
                             (Restated)                   (Restated)

Net loss, as reported        $  (4,469,981) $(11,291,838) $  (5,264,028) $(13,682,366)
 Addback:
  Stock-based employee compen-
  sation expense determined
  under intrinsic value based
  method for all  awards, net
  of related tax effects                 -             -              -             -
 Deduct:
  Total stock-based employee
  compensation expense
  determined under fair value
  based method for all awards,
  net of related tax effects       (52,427)     (124,767)      (177,194)     (241,973)
                             -------------- ------------- -------------- -------------

  Pro forma net loss         $  (4,522,408) $(11,416,605) $  (5,441,222) $(13,924,339)
                             ============== ============= ============== =============
  (Loss) earnings per share:
    Basic and diluted -
    as reported              $        (.22) $       (.59) $        (.25) $       (.73)
                             ============== ============= ============== =============
    Basic and diluted -
    pro forma                $        (.22) $       (.60) $        (.26) $       (.75)
                             ============== ============= ============== =============


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


NOTE F - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

         The Company recognizes revenue when evidence exists that an arrangement exists between the Company and its customers, delivery of the Company's product or service has occurred, the Company's selling price to its customers is fixed and determinable, and collectibility is reasonably assured. The Company recognizes, as deferred revenue, billings made to clients for services for which the services have not yet been provided, and therefore the earnings process is not complete.

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

NOTE G - LONG-TERM NOTES PAYABLE

         On May 16, 2005, the Company consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights. The senior secured convertible notes are due May 16, 2008, and are convertible into 1,200,000 shares of common stock at a conversion price of $2.50 per share. Specifically, this transaction may ultimately result in gross proceeds to the Company of up to $13,800,000 if the additional investment rights and warrants to purchase common stock of the Company are exercised in full. In connection with these notes, the Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering the resale of shares of common stock issuable upon conversion of the notes and upon exercise of the warrants.

         The Company issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively. The $2.50 conversion price of the senior secured convertible notes and the $2.50 and $4.00 exercise price of the A Warrants and the B Warrants, respectively, are subject to adjustment pursuant to standard anti-dilution rights. These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $2.50 per share. The conversion price of the notes and the exercise price of the warrants are also subject to adjustment pursuant to a "reset" provision which is effective as of February 16, 2006. If the moving average closing price of our common stock for the 30 days prior to such date is lower than the applicable conversion price of the notes or the exercise price of the warrants, then the applicable conversion price and/or exercise price will be adjusted to the lower moving average closing price. In no event, however, will the conversion price or exercise price be adjusted below $0.50 per share. The conversion features of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model and recorded as a liability. The warrants were accounted for as derivatives and valued on the transaction date using a Black-Scholes pricing model and recorded as a liability as well. At each reporting date, the value of the conversion feature and the warrants and are evaluated and adjusted to current market value. The note conversion feature and the warrants may be exercised at any time and have, therefore, been reported as current liabilities. The fair value of the aggregate derivative liability of the conversion feature and the warrants as of June 30, 2005 was $5,974,027.

         The principal value of the senior secured convertible notes is being accreted over the term of the obligation, and for the three and six months ended June 30, 2005, $125,000 has been included in interest expense. The notes bear a 6% annual interest rate payable semi annually, and for the three and six months ended June 30, 2005, $22,500 is included in interest expense.

         The lending agreements contain a requirement that the Company secure an effective registration statement with the Securities and Exchange Commission within 120 days from the date of the borrowings. The registration statement filed by the Company has not been declared effective and therefore, the Company is required to pay a penalty of 2% of the borrowed amount per month commencing September 15, 2005. Additional information regarding this funding transaction may be found in our Form 8-K filed with the Securities and Exchange Commission dated May 16, 2005.

NOTE H - SUPPLEMENTAL CASH FLOW INFORMATION

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

         For the six months ended June 30, 2005, the Company issued 100,000 shares of common stock and warrants to purchase 120,000 shares of the Company's common stock, at a purchase price of $2.50 per share, valued at approximately $351,000 and $331,147, respectively, to the affiliates of a placement agent in connection with the senior secured convertible notes described above. Additionally, the placement agent received $240,000 in cash. The cumulative value of the stock, warrants and cash totaling approximately $922,147 was recorded as prepaid expense and will be recognized as interest expense over the three-year term of the notes. As of June 30, 2005, $38,423 has been included in interest expense; future expense recognition will be approximately $25,615 per month.

         On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders' sole discretion for common shares of the Company at the rate of $1.00 per share. During the six months ended June 30, 2005 and 2004, the Company borrowed $449,876 and $795,230, respectively. The balance of the note at June 30, 2005 was $844,966, and is included in current debt obligations.

         The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. The Company believes the entire amount of the note will be converted. During the six months June 30, 2005 and 2004, the Company recorded $449,876 and $795,230, respectively, for the beneficial conversion feature associated with the advances made under the line of credit. These amounts are included in interest expense.

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

         Receivable from IDI                     $   (265,008)
         Liabilities assumed from IDI                (994,988)
         Research and development in process        1,291,573
         Trade receivables, net                        13,506
         Inventory                                      6,997
         Prepaid expenses                               2,166
         Equipment                                     46,450
         Accounts payable and accrued liabilities     (28,696)

In accordance with the Plan, in exchange for the common shares of IDI, the Company issued 111,842 shares of common stock of Broadcast International, Inc. valued at approximately $682,222 to the former creditors of IDI. Additional payments totaling approximately $312,766 will be made to the former IDI creditors in equal quarterly installments of approximately $18,000 over of the next four years, which together total the $994,988 liabilities assumed by the Company.

         The principals of Streamware Solutions AB, a Swedish Corporation, purchased 187,500 shares of common stock below fair market value pursuant to a Stock Purchase and Option Grant Agreement dated February 6, 2004. Streamware was issued an additional 1,000,000 shares of common stock pursuant to a Stock Issuance Stock Transfer and Option Grant Agreement dated effective as of February 26, 2004. The Company also issued to Streamware or its principals 2,812,500 options to purchase common shares of the Company at an exercise price of $4.50 per share, expiring February 6, 2006, associated with the agreements mentioned above. These agreements were entered concurrently with IDI entering into an amended Partner Agreement with Streamware, and all expenses associated with Streamware and the IDI bankruptcy settlement above were recorded as research and development in process, as part of the on-going development costs of the CodecSys technology. The Company recorded the following related to these agreements:

         Research and development in process expense,
           stock issued below market                        375,000
         Research and development in process expense,
           additional stock issued                        6,000,000
         Research and development in process expense,
           fair value of stock options                    3,853,019
                                                         ___________

         Total research and development in process
           expensed from Streamware                      $10,288,019

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

         In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for small business insurers for interim periods or the fiscal year beginning after December 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), to provide further guidance regarding the interaction of the provisions of SFAS 123R and certain SEC rules and regulations. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock Compensation in Note D for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

<PAGE


         The second consensus is EITF 05-2 which provides guidance for issuers of debt and preferred-stock instruments with conversion features that may need to be accounted for as derivatives. The Company does not expect the adoption of EITF 05-2 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

         The third consensus is EITF 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not expect the adoption of EITF 05-6 to have a material impact on the Company's consolidated financial position, results of operations or cash flows

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The restatement arose from the Company's determination that it had not accounted for the warrants and embedded conversion option of the senior secured convertible notes entered into on May 16, 2005 as liabilities, but had instead improperly accounted for such features using beneficial conversion feature accounting and recorded the conversion option and related warrants as equity. The Company has determined that the fair value of the derivatives should be recorded as a liability, with any changes in fair value of the derivatives between reporting dates as a derivative gain or loss, as appropriate.


Results of Operations for the three months ended June 30, 2005 and June 30,
2004

Net Sales

 The Company generated approximately $999,000 in revenue during the three months ended June 30, 2005. During the same three-month period in 2004, the Company generated revenue of approximately $1,556,000. The decrease in revenue of $557,000 was due primarily to a decrease in sales of equipment to customers of $360,144, a decrease in revenue from video production services of $130,306. These factors are related to the timing of customer contracts and the level of activity required by such contracts. We also recorded a decrease of $60,053 in customer license fees, due to the expiration of a customer contract during the quarter ended June 30, 2005.

Cost of Sales

         Costs of Sales decreased by approximately $279,000 to approximately $1,232,000 for the three months ending June 30, 2005, from $1,511,644 for the three months ending June 30, 2004. The decrease was due primarily to the decreased sales of equipment referenced above, which resulted in a decrease in the cost of equipment sold to the Company's customers of $247,114. The remainder of the decrease was due to a decrease in the cost of delivering the services related to primarily lower employee costs in the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. There was not a decrease in the cost of equipment relative to the sales price of the equipment.

Expenses

         Operating Expenses for the three months ending June 30, 2005 were $908,581 compared with operating expenses for the three months ending June 30, 2004 of $10,905,535. The decrease of approximately $10,000,000 resulted from the issuance of common stock and grants of options in the three months ended June 30, 2004 and recording the value thereof as a $10,343,945 non cash research and development in process expense related to the Company's CodecSys technology. This expense was not repeated in the current quarter. Administrative and General expenses increased by $382,271 in the current quarter primarily from an increase in legal fees, and from the issuance of stock for investor relations services. The increase in administrative and general expenses was partially offset by a decrease in selling and marketing expenses of $35,280.

Other

         For the three months ended June 30, 2005, the Company recorded an expense of $2,974,027 related to the valuation of the embedded derivates contained in the senior secured convertible notes and the related warrants issued in connection with the May 16, 2005 financing, which constitute derivative securities and for which quarterly gains or losses are recorded based upon the prevailing market price of the underlying common stock.

         The Company incurred interest expense of $385,885 compared to interest expense for the three months ended June 30, 2004 of $445,657. The Company recorded approximately $238,000 of interest expense related to a convertible note's beneficial conversion feature compared with approximately $448,000 of interest expense in the three months ended June 30, 2004 for the same note. The decrease was partially offset by recording interest expense of $22,500 related to the senior secured convertible notes on the May 16, 2005 financing.

Net Loss

         The Company realized a net loss for the three months ending June 30, 2005 of $4,469,981 compared with a net loss for the three months ended June 30, 2004 of $11,291,838. Adjusting for the $2,974,027 valuation for the embedded derivatives in 2005 and absent the $10,343,945 research and development in process expense for the quarter ended June 30, 2004, the net loss for the three months ended June 30, 2005 increased by approximately $548,000 when compared to the net loss for the three months ended June 30, 2004. This approximate $548,000 increase in net loss excluding the impact of the 2004 research and development in progress expense and the 2005 expense related to the valuation for the derivatives, as mentioned above, is due primarily to the decrease in revenue and the increase in administrative and general expenses as discussed above.

         Results of Operations for the six months ended June 30, 2005 and June 30, 2004

Sales

         The Company generated approximately $1,977,147 in revenue during the six months ended June 30, 2005. During the same six-month period in 2004, the Company generated revenue of approximately $2,931,896. The decrease in revenue of $954,749 was primarily a combination of a decrease in sales of equipment to customers of $ 640,015 and a decrease in studio and video production revenue of $249,223. These factors are related to the timing of customer contracts and the level of activity required by such contracts. During the period, network management fees and advertising fees also decreased, but the decrease was partially offset by an increase in satellite fees.

Cost of Sales

         Cost of sales decreased by approximately $534,000 to $2,335,722 for the six months ended June 30, 2005, from $2,869,691 for the six months ended June 30, 2004. The decrease was due primarily to the decreased sales of equipment referenced above, which resulted in a decrease in the cost of equipment sold to the Company's customers of $436,722. In addition the cost of delivering the services decreased by $138,734 due primarily to a decrease of employee salaries and related expenses. There was not a decrease in the cost of equipment relative to the sales price of the equipment. The decrease in costs of revenues was partially offset by an increase of $60,246 in satellite distribution costs and an increase of $18,758 in depreciation and amortization of equipment and leasehold improvements.

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

Other

         For the six months ended June 30, 2005, the Company recorded an expense of $2,974,027 related to the valuation of the embedded derivatives from the conversion feature of the senior secured convertible notes and the warrants of the May 16, 2005 funding. The Company incurred interest expense of $635,799 compared to interest expense for the six months ended June 30, 2004 of $795,306. The primary amount of the decrease resulted from the Company recording interest expense of approximately $488,000 in the six month period ending June 30, 2005 related to the convertible line of credit's beneficial conversion feature compared to approximately $795,000 of interest expense related to the same note in the six months ended June 30, 2004. The decrease was partially offset by the Company recording interest expense of $125,000 for the accretion of the long-term senior secured convertible notes and recording interest expense of $22,500 related to the notes on the May 16, 2005 financing.

Net Loss

         The Company realized a net loss for the six months ending June 30, 2005 of $5,264,028 compared with a net loss for the six months ended June 30, 2004 of $13,682,366. The decrease in the net loss for the six months ended June 30, 2005 of $8,418,338 resulted from a combination of the absence of any Research and Development in Process expenses in the current six-month period which is offset by the additional expense recorded for the derivative valuation of the warrants and conversion feature of the May 2005 financing. If the recorded net loss for the six months ended June 30, 2004 of $13,682,366 were adjusted for the Research and Development in Process expenses of $11,519,377 the adjusted net loss would have been $2,162,989. If the recorded net loss for the six months ended June 30, 2005 of $5,264,028 were adjusted for the expense recorded for the valuation of the embedded derivatives on the May 2005 financing of $2,974,027, the adjusted net loss would have been $2,290,001. The adjusted net loss for the six months ended June 30, 2005 would have increased by approximately $127,012 when compared to adjusted net loss for the six months ended June 30, 2004. The increase in net loss resulted primarily from decreased revenue offset by a decrease in various expenses as explained above.

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements.

Liquidity and Capital Resources

         At June 30, 2005, we had cash of $2,267,340, total current assets of $3,715,126, total current liabilities of $7,465,153 and total stockholders' deficit of $3,786,682. Of the approximately $7,500,000 of current liabilities, $5,974,027 relates to the value of the embedded derivatives in the senior secured convertible notes and related warrants and approximately $915,000 relates to the convertible line of credit note.

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

         For the six months ended June 30, 2005, we used $1,385,479 of cash for operating activities compared to cash used for operating activities for the six months ended June 30, 2004 of $954,002. The cash used for operations was provided from proceeds from sales of our common stock and from the financing described below.

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

         The $2.50 conversion price of the senior secured convertible notes and the $2.50 and $4.00 exercise price of the A Warrants and the B Warrants, respectively, are subject to adjustment pursuant to standard anti-dilution rights. These adjustment rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $2.50 per share.

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

.. except for those created under the securities purchase agreement, create, incur, assume or suffer to exist, directly or indirectly, any liens, restrictions, security interests, claims, rights of another or other encumbrances on or with respect to any of our assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom;

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

.. declare or pay a dividend or return any equity capital to any holder of any of our equity interests or authorize or make any other distribution to any holder of our equity interests in such holder's capacity as such, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for consideration any of our equity interests outstanding (or any options or warrants issued to acquire any of our equity interests); provided that the foregoing shall not prohibit (i) the performance by us of our obligations under the warrants related to the senior secured convertible notes or the registration rights agreement entered into in connection with the securities purchase agreement, or (ii) us and any of our subsidiaries, if any, from paying dividends in common stock issued by us or such subsidiary that is neither putable by any holder thereof nor redeemable, so long as, in the case of any such common stock dividend made by any such subsidiary, the percentage ownership (direct or indirect) of us in such subsidiary is not reduced as a result thereof; or

.. directly or indirectly, lend money or credit (by way of guarantee or otherwise) or make advances to any person, or purchase or acquire any stock, bonds, notes, debentures or other obligations or securities of, or any other interest in, or make any capital contribution to, any other person, or purchase or own a future contract or otherwise become liable for the purchase or sale of currency or other commodities at a future date in the nature of a futures contract, with very limited exceptions.

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

         Our monthly operating expenses currently exceed our monthly net sales by approximately $200,000 per month. This amount could increase significantly. Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue. Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from the new customer contract described above, and (iii) sales related to commercial applications of our CodecSys technology. We anticipate executing on our business model to realize the additional revenue needed to address our liquidity and cash flow position. If we are successful in our execution efforts, we do not anticipate requiring additional capital in the next fiscal year. To the extent we are unable to generate additional revenue from these sources, however, we will need to obtain an infusion of capital in 2006, of which there can be no assurance.

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

         As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act. This evaluation identified a material weakness in our disclosure controls and procedures with respect to applying existing accounting pronouncements related to derivative securities and required accounting entries. Management is taking steps to implement appropriate corrective action in this regard.

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

         Other than the items described above, there has been no change in our internal control over financial reporting during the period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         See Part I "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources" for a discussion of working capital restrictions and other limitations on the payment of dividends.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits.

Exhibit No.

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

  4.1    Specimen Stock Certificate of Common Stock of Broadcast
         International. (Incorporated by reference to Exhibit No. 4.1 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

  4.2 Form of 6.0% Senior Secured Convertible Note dated May 16, 2005 executed by Broadcast International in favor of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the "Institutional Funds"). (Incorporated by reference to Exhibit No. 4.2 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

  4.3 Form of A Warrant issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 4.3 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

  4.4 Form of B Warrant issued by Broadcast International to each of the Institutional Funds(Incorporated by reference to Exhibit No. 4.4 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.1 Employment Agreement of Rodney M. Tiede dated April 28, 2004. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

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

 10.5 Securities Purchase Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.5 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11,
         2005)

 10.6 Security Agreement dated May 16, 2005 between Broadcast International and Gryphon Master Fund, L.P., as collateral agent for the Institutional Funds. (Incorporated by reference to Exhibit No. 10.6 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.7 Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.7 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11,
         2005)

 10.8 Form of Additional Investment Rights dated May 16, 2005 issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 10.8 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.9 Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No.
         10.9 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.10 Stock Issuance, Stock Transfer and Option Grant Agreement dated effective as of February 26, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No. 10.10 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.11 Amended and Restated Convertible Line of Credit dated June 30, 2004 among Broadcast International, Meridel, Ltd. and Pascoe Holdings, Ltd. (Incorporated by reference to Exhibit No. 10.11 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 10.12 Engagement Agreement dated October 11, 2005 between Broadcast International, Inc. and First Securities ASA. (Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 17, 2005.). (Incorporated by reference to Exhibit No. 10.12 of the Company's Registration Statement on Form SB-2, pre-effective Amendment No.3 filed with the SEC on October 11, 2005)

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 21, 2005          /s/ Randy Turner
                                 -------------------------------------------
                                 By:  Randy Turner
                                 Its: Chief Financial Officer (Principal
                                 Financial and Accounting Officer)