Form 10KSB
period 2005-12-31
BROADCAST INTERNATIONAL INC
filed 2006-04-03
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the fiscal year ended December 31, 2005

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ________ to __________.

                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
          ----------------------------------------------
          (Name of Small Business Issuer in its Charter)

                   Utah                              87-0395567
       ------------------------------             ------------------
      (State or other Jurisdiction of             (I.R.S. Employer
       Incorporation or Organization)             Identification No.)


    7050 Union Park Avenue Suite 600, Salt Lake City, UT 84047
    ----------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

 Issuer's Telephone Number, including Area Code:  (801) 562-2252

Securities Registered Under Section 12(b) of the Exchange Act: None.

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock,
                                                               Par Value $0.05

Check whether the Issuer is not required to file reports pursuant to Section
13 or 15 (d) of the Exchange Act .  Yes [ ]     No [X]

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

Indicate by check mark whether the Issuer is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ]     No [X]

State Issuer's revenues for its most recent fiscal year.  $5,380,869.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 2, 2006, was $33,272,129.


As of March 15, 2006, the Issuer had outstanding 23,632,818 shares of its common stock.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

PART I                                                              Page No.
------
Item 1.  Description of Business..........................................1
Item 2.  Description of Property.........................................14
Item 3.  Legal Proceedings...............................................14
Item 4.  Submission of Matters to a Vote of Security Holders.............14

PART II
-------
Item 5.  Market for Common Equity, Related Stockholder Matters
         and Small Business Issuer Purchases of Equity Securities........15
Item 6.  Management's Discussion and Analysis or Plan of Operation.......18
Item 7.  Financial Statements.......................................27, F-1
Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................27
Item 8A. Controls and Procedures.........................................27
Item 8B. Other Information...............................................28

PART III
--------
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...............29
Item 10. Executive Compensation..........................................31
Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters......................35
Item 12. Certain Relationships and Related Transactions..................36
Item 13. Exhibits........................................................36
Item 14. Principal Accountant Fees and Services..........................39
Signatures...............................................................40

                              PART I
                 ITEM 1.  DESCRIPTION OF BUSINESS

Background

     We were organized as a Utah corporation under the name "Laser Corporation" on January 12, 1983. Laser Corporation completed a public offering and registered its class of common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. In July 2003, Laser Corporation discontinued its laser equipment business and ceased active operations.

     On October 1, 2003, Laser Corporation completed the acquisition of BI Acquisitions, Inc., or BI, pursuant to a stock exchange agreement among Laser Corporation, BI and the shareholders of BI. Under the stock exchange agreement, Laser Corporation issued shares of its common stock to the shareholders of BI in exchange for all of the issued and outstanding shares of BI. As a result of the transaction, (i) the BI shareholders acquired, in the aggregate, 98% of the equity ownership of Laser Corporation, (ii) BI became a wholly-owned subsidiary of Laser Corporation, and (iii) Laser Corporation recommenced active operations by continuing BI's business of managing private satellite communication networks and providing video and audio production services. For accounting purposes, the transaction was treated as a reverse acquisition of Laser Corporation by BI.

     On January 13, 2004, pursuant to the stock exchange agreement, the name of our corporation was changed from Laser Corporation to "Broadcast International, Inc." and a 10:1 reverse stock split of our common stock was effected. References used herein to "we," "our," "us" and "Broadcast International" refer to Broadcast International, Inc. and our consolidated subsidiaries.

     On May 18, 2004, we acquired a majority ownership interest in Interact Devices, Inc. ("IDI") pursuant to the confirmation of IDI's plan of reorganization under the federal bankruptcy laws. Prior to the plan of reorganization, we had assumed operating control of IDI and its business of developing and commercializing the CodecSys technology. Under the plan of reorganization, we agreed to issue shares of our common stock and pay cash to creditors of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI. Since confirmation of the plan of reorganization, the operations of IDI have been consolidated with those of Broadcast International.

     Prior to the IDI plan of reorganization, Broadcast International and IDI entered into various transactions with Streamware Solutions AB, a licensee of the CodecSys technology. These transactions were effected in February 2004 in order to clarify IDI's rights to such technology and limit Streamware's license. Pursuant to the transactions with Streamware, we issued shares of our common stock and stock options to certain Streamware principals and shareholders.

     Following the IDI plan of reorganization, we entered into settlement agreements with the IDI co-founders and certain entities affiliated with the co-founders. These agreements were effected in September 2004 in order to consolidate the ownership and control of the CodecSys technology, to settle outstanding disputes and to satisfy certain obligations of the parties reflected in the plan of reorganization. Pursuant to the settlement agreements, we cancelled a prior agreement with the co-founders, terminated various obligations to the affiliates of the co-founders, and issued stock options and made a cash payment to the IDI co-founders. In return, the co-founders surrendered their stock in IDI for cancellation.

      The plan of reorganization and consolidation of IDI, including the related transactions with Streamware and the settlement agreement with the co-founders of IDI, as summarized above, were material transactions affecting Broadcast International in 2004. Each of these transactions is more fully described in Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Overview

      We install, manage and support private communication networks for large organizations that have widely-dispersed locations or operations. Our enterprise clients use these networks to deliver training programs, product announcements, entertainment and other communications to their employees and customers. We use a variety of delivery technologies, including satellite, Internet streaming and WiFi, depending on the specific needs and applications of our clients. All of the communication networks we are involved with utilize industry standard products and equipment sold by other companies. We sell a limited number of proprietary network products in connection with the services we provide. We also offer audio and video production services for our clients.

Services

      Following are some of the ways in which businesses utilize our services.

Internal Business Applications

     .     Deliver briefings from the CEO or other management

     .     Launch new products or services

     .     Present new marketing campaigns

     .     Train employees

     . Announce significant changes or implement new policies and procedures

     .     Respond to crisis situations

External Business Applications

     . Make promotional presentations to prospective customers or recruits

     .     Provide product/service training to customers

     . Train and communicate with sales agents, dealers, VARs, franchisees, association members, etc.

     .     Sponsor satellite media tours

     .     Provide video/audio news releases

Satellite-Based Services

      We utilize satellite technology for various business training and communication applications. The list that follows describes the comprehensive offering of products and services that attracts companies in need of a satellite solution.

     .     Network design and engineering

     .     Receiving equipment and installation

     .     Network management

     .     24/7 help desk services

     .     On-site maintenance and service

     .     Full-time or occasional transponder purchases (broadcast time)

     .     Uplink facilities or remote SNG uplink trucks

Streamed Video Hosting Services

      Until the last few years, satellite was the only technology that could deliver quality point to multi point video for business applications. Now, with the advancement of streaming technologies and the increase of bandwidth, the Internet provides an effective platform for video-based business training and communications. Our management believes that the Internet will become a major means of broadband business video delivery. Consequently, we have invested in the infrastructure and personnel needed to be a recognized provider of Internet-based services. Following are the services we currently provide:

     .     Dedicated server space

     .     High-speed, redundant Internet connection

     .     Secure access

     .     Seamless links from client's website

     .     Customized link pages and media viewers

     .     Testing or self-checks

     .     Interactive discussion threads

     .     Participation/performance reports for managers/administrators

     .     Notification of participants via email

     .     Pay-per-view or other e-commerce applications

     .     Live events

     .     24/7 technical support

Production and Content Development Services

      To support both satellite and Internet-based delivery platforms, we employ professional production and content development teams and operate full service video and audio production studios. A list of support services follows:

     .     In-studio or on-location video/audio production

     .      Editing/post-production

     .      Instructional design

     .      Video/audio encoding for Internet delivery

     .      Conversion of text or PowerPoint to HTML

     .      Alternative language conversion

     .      Access to "off-the-shelf" video training content

Service Revenue

      We generate revenue by charging fees for the services we provide, and/or by selling equipment and satellite time. A typical satellite network generates one-time revenues from the sale and installation of satellite receivers and antennas and monthly revenues from network management services. On-site maintenance/service, production fees, and occasional satellite time are charged as they are used.

      For Internet-based services, we charge customers monthly fees for hosting content, account management, quality assurance and technical support, if requested. For delivery of content, we generally charge a fee every time a person listens to or watches a streamed audio or video presentation.
Encoding, production and content creation or customization are billed as these services are performed. We have also entered into content development partnerships with professional organizations that have access to subject matter experts. In these cases, we produce web-based training presentations and sell them on a pay-per-view basis, sharing revenues with the respective partner.

      In the process of creating integrated technology solutions, we have developed proprietary software systems such as our content delivery system, incorporating site, user, media and template controls to provide a powerful mechanism to administer content delivery across multiple platforms and to integrate into any web-based system. We use our content delivery system to manage networks of thousands of video receiving locations for enterprise clients.

      The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period. Of our net sales in 2005, approximately 92% was derived from satellite based services and approximately 8% was derived from product and content development servicesand all other services.

      Our network management and support services are generally provided to customers by our operations personnel located at our corporate headquarters. Our production and content development services are generally provided by our personnel from our production studio. We generally contract with independent service technicians to perform our installation and maintenance services at customer locations throughout the United States. In September 2005, we contracted with an independent master distributor to sell our recently introduced video conferencing product. The master distributor is expected to resell our product through a network of independent dealers throughout the country.

CodecSys Technology

      We own proprietary video compression technology that we call "CodecSys." Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks. Today, video compression is accomplished by using a single technique or computer formula to create a particular data stream. Our CodecSys technology uses multiple techniques or computer formulas to create a particular data stream. With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.

      In today's market, any video content designed to be distributed via satellite, cable, the Internet and other methods must be encoded into a digital stream using any one of numerous codecs. The most commonly used codecs are now MPEG2 and MPEG4. When new codecs are developed that perform functions better than the current standards, all of the video content previously encoded in the old format must be re-encoded to take advantage of the new codec. Our CodecSys technology eliminates that obsolescence in the video compression marketplace by integrating new codecs into its library. Using a CodecSys switching system to utilize the particular advantages of each codec, we may utilize any new codec as it becomes available by including it in the library. Codec switching can happen on a scene-by-scene or even a frame-by-frame basis.

      We believe the CodecSys technology represents an unprecedented shift from using only a single codec to compress video content to using multiple codecs and algorithms in the compression and transmission of content. The CodecSys system selects dynamically the most suitable codecs available from the various codecs stored in its library to compress a single video stream.
As a video frame, or a number of similar frames (a scene), is compressed, CodecSys applies the codec from the library that best compresses that content. CodecSys repeats the selection throughout the video encoding process, resulting in the use of numerous codecs on a best performance basis. The resulting file is typically substantially smaller than when a single codec compression method is used.

New Products and Services

      We believe our CodecSys technology will offer significant efficiencies and cost savings associated with video content transmission and storage. In August 2005, we commenced marketing and selling the first application of our CodecSys technology in a video conferencing product. We are still developing and improving the CodecSys technology for a variety of other applications, including Internet streaming, satellite encoding and transmitting video content to cellular phones and other hand-held electronic devices. We believe these applications may hold substantial licensing and other revenue opportunities for our business. Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually. This estimate will increase or decrease depending on funds available to us.

      Following are examples with brief descriptions of various applications of the CodecSys technology that have been identified by management.

Video Conferencing Product

      Our first product utilizing the CodecSys technology is an Internet-based video conferencing product. This product provides point-to-point and multi-party video conferencing at significantly reduced bandwidth and accompanying costs with video quality equal to or better than other commercially available equipment. Because of the benefits associated with this product, we believe there are revenue opportunities to sell this product to enterprise customers desiring a competitively priced video conference product that utilizes existing Internet connections.

Internet Streaming

      Using CodecSys, customers are expected to be able to customize and optimize different streams, platforms and channels, including broadband, dial-up connections, landline, satellite and wireless. Commercial quality video and stereo audio at low bandwidths is anticipated to provide a compelling competitive advantage in applications such as video-on-demand, distance learning and remote monitoring. We anticipate realizing licensing fees and revenue from vendors of video-on-demand, distance learning and remote monitoring products and services who desire to reduce their distribution costs associated with such products and services while maintaining or improving the quality of their transmissions.

Satellite Encoding

      We are currently developing a satellite encoder product that utilize the CodecSys technology. We expect to use the product in connection with satellite transmissions over our private communication networks, thereby providing customers with reduced satellite transmission time and corresponding cost savings. We plan to generate additional revenue by selling our private communication network satellite services to enterprise clients who are particularly cost-sensitive to such services. We may also sell the satellite encoder product to other satellite transmission vendors and service providers who desire to reduce satellite transmission time and resulting costs.

      Transmitting video content to cellular phones and other hand-held electronic devices

      Video content that is currently being transmitted to cellular phones, PDAs and other hand-held electronic devices is currently limited by bandwidth and quality constraints. We believe that our CodecSys technology will mitigate some of these constraints and offer higher quality transmissions with lower bandwidth requirements, thereby allowing enhanced video content, including full motion music videos, advertisements, sporting highlights and movie trailers. We intend to generate additional revenue by licensing our technology to video content providers in these applications.

Research and Development

      We have spent substantial amounts in connection with our research and development efforts. These efforts have been dedicated to the development and commercialization of the CodecSys technology. For the year ended December 31, 2005, we recorded research and development in process expenses of approximately $383,000. Our ability to support future research and development activities will depend on our ability to generate and/or obtain adequate funding. Assuming such funding is obtained, management estimates we will incur approximately $2.0 million annually in research and development expenses as we pursue commercialization applications for our technology as described above. This estimate will increase or decrease depending on funds available to us. See "Management's Discussion and Analysis or Plan of Operation Liquidity and Capital Resources."

Intellectual Property Protection

      Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance. Two provisional patents describing the technology were filed on September 30, 2001. We have filed for patent protection in the United States and various foreign countries. As of March 15,2006, we had two issued patents and 21 pending patent applications, of which five were U.S. applications and 16 were foreign counterpart applications.

      We have identified additional applications of the technology, which represent potential patents that further define the product specific applications of the processes that are covered by the original patents. We intend to continue building our intellectual property portfolio as funding permits.

      We have registered the "CodecSys" trademark with the U.S. Patent and Trademark Office, and seek to protect our know-how, trade secrets and other intellectual property through a variety of means, including confidentiality agreements with our employees and customers.

Major Customers

      A small number of customers account for a large percentage of our revenue. Our business model relies upon generating new sales to existing and new customers. In 2005, our three largest customers accounted for approximately 62% of revenues. Our contracts with these customers expire in December 2006, June 2007 and March 2008, with each contract subject to renewal or extension. We have been increasing the amount of work done for one of our three largest customers. We believe we will do more work for that customer in 2006 than in the past, which will extend our dependence on that customer.

Competition

      The communications industry is extremely competitive.   There are many
firms that provide some or all of the services we provide. Many of these competitors are larger than us and have significantly greater financial resources. In the bidding process for potential customers, many of our competitors have a competitive advantage in the satellite delivery of content because many own satellite transponders or otherwise have unused capacity that gives them the ability to submit lower bids than we are able to make. In the satellite network and services segment, we compete with Convergent Media Systems, Globecast, IBM, Cisco, TeleSat Canada and others. With respect to video conferencing, we compete with Sony, Polycom, Tandberg and others.

      There are several additional major market sectors in which we plan to compete with our CodecSys technology, all with active competitors. These sectors include the basic codec technology market, the corporate enterprise and small business streaming media market, and the video conferencing market. These are sectors where we may compete by providing direct services. Competition in these new market areas will also be characterized by intense competition with much larger and more powerful companies, such as Microsoft and Yahoo, that are already in the video compression and transmission business. Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

      On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple Quicktime, MPEG2, MPEG4, On2, DivX and many others. There are several companies, including Akamai, Inktomi, Activate and Loudeye, that utilize different codec systems. These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences. All are larger and have greater financial resources than we have.

Employees

      We employ 44 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah, three employees at the Staples, Inc. studios in Framingham, Massachusetts, and three employees in Folsom, California at IDI. In addition, we engage voice talent on an "as needed" basis at our recording studios and employ the services of independent sales representatives.

Government Regulation

      We have seven licenses issued by the Federal Communications Commission for satellite uplinks, Ethernet, radio connections and other video links between our facilities and third-party uplinks. Notwithstanding these licenses, all of our activities could be performed outside these licenses with third-party vendors. All material business activities are subject to general governmental regulations with the exception of actual transmission of video signals via satellite.

Risk Factors

      Readers should carefully consider the following in evaluating our business and our securities. Investing in our securities involves a high degree of risk. Any of the following risks could materially harm our business and could result in a loss of your investment.

If we do not successfully commercialize our CodecSys technology, we may never achieve profitability or be able to raise future capital.

      It is imperative that we complete development of our CodecSys technology and commence sales of products or licensing of the technology to other parties. We have never been involved in a development project of the size and breadth that is involved with CodecSys and none of our management has ever been involved with a software development project. Management may lack the expertise and we may not have the financial resources needed for successful development of this technology. Furthermore, commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future. This estimate will increase or decrease depending on funds available to us. If we are unsuccessful in our CodecSys development and commercialization efforts, it is highly doubtful we will achieve profitable operations or be able to raise additional funding in the future.

There is substantial doubt about our ability to continue as a "going concern."

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

We need additional capital. If additional capital is not available, we may have to curtail or cease operations, and we will be in default under our senior secured convertible notes.

     In order to continue our operations, we need additional funding. Our monthly operating expenses currently exceed our monthly net sales by approximately $250,000 per month. This amount could increase significantly. Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue. We have no source of working capital except our current operations and the prospect of obtaining new equity or debt financing. We must continue to sell equity or find another source of operating capital until our operations are profitable. If we do not raise sufficient additional capital, we will be required to pursue one or a combination of the following remedies: significantly reduce operating expenses, sell part or all of our assets, or terminate operations.

     Section 4(a)(xi) of the senior secured convertible notes specifies that it is an event of default if we do not raise at least $3,000,000 by September 30, 2006. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash. In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount is calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration. An event of acceleration may require us to seek bankruptcy protection or liquidation.

We have a limited operating history with our current business and have sustained and may continue to sustain substantial losses.

      Although we have been in existence for many years, our current business has only been ongoing for six years. We have sustained operating losses in each of the last four years. Through December 31, 2005, our accumulated deficit was approximately $26,088,100. We may continue to sustain losses on a quarterly and annual basis.

Covenant restrictions under our senior secured convertible notes may limit our ability to operate our business.

      Our senior secured convertible notes contain, among other things, covenants that may restrict our ability to obtain additional capital, to declare or pay a dividend or to engage in other business activities. For example, the notes contain anti-dilution provisions, and we may not pay any dividends unless we obtain the prior written consent of the holders of at least 85% of the principal amount of the outstanding notes. A breach of any of the covenants contained in the senior secured convertible notes could result in a default under the notes, in which event the note holders could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.

Our systems of internal operational and financial controls may not be effective.

    We establish and maintain systems of internal operational and financial controls that provide us with critical information. These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of internal controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. We have experienced a significant deficiency and a material weakness in our required disclosure controls and procedures regarding our accounting entries and financial statements. As a result of these factors, we were required to restate certain accounting periods in 2005. Any future deficiency, weakness, malfunction or inadequacy related to internal operational or financial control systems could produce inaccurate and unreliable information that may harm our business.

We may be unable to respond adequately to rapid changes in technology

      The market for private communication networks is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of new technology and products and the emergence of new industry standards not only impacts our ability to compete, but could also render our CodecSys technology uncompetitive or obsolete. If we are unable to adequately respond to changes in technology and standards, we will not be able to serve our clients effectively. Moreover, the cost to modify our services, products or infrastructure in order to adapt to these changes could be substantial and we may not have the financial resources to fund these expenses.

We face intense competition that could harm our business.

      The communications industry is extremely competitive. We compete with numerous competitors who are much larger than us and have greater financial and other resources. With respect to video conferencing, we compete with Sony, Polycom, Tandberg and others. In the satellite network and services segment, we compete with Convergent Media Systems, Globecast, IBM, Cisco, TeleSat Canada and others. Our competitors have established distribution channels and significant marketing and sales resources. Competition results in reduced operating margins for our business and may cause us to lose clients and/or prevent us from gaining new clients critical for our success.

      There are several additional major market sectors in which we plan to compete with our CodecSys technology, all with active competitors. These sectors include the basic codec technology market, the corporate enterprise network market and small business streaming media market. These are sectors where we may compete by providing direct services. Competition in these new market areas will also be characterized by intense competition with much larger and more powerful companies, such as Microsoft and Yahoo, that are already in the video compression and transmission business. Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

      On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple Quicktime, MPEG2, MPEG4, On2, DivX and many others. There are several companies, including Akamai, Inktomi, Activate and Loudeye, that utilize different codec systems. These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences. All are larger and have greater financial resources than we have.

If we fail to hire additional specialized personnel or retain our key personnel in the future, we will not have the ability to successfully develop our technology or manage our business.

      We need to hire additional specialized personnel to successfully develop and commercialize our CodecSys technology. If we are unable to hire or retain qualified software engineers and project managers, our ability to complete development and commercialization efforts will be significantly impaired. Our success is also dependent upon the efforts and abilities of our management team. If we lose the services of certain of our current management team members, we may not be able to find qualified replacements which would harm the continuation and management of our business.

We rely heavily on a few significant customers and if we lose any of these significant customers, our business may be harmed.

      A small number of customers account for a large percentage of our revenue. Our business model relies upon generating new sales to existing and new customers. In 2005, our three largest customers accounted for approximately 62% of revenues and we expect that percentage to increase for the coming year. Our contracts with these customers expire in December 2006, June 2007, and March 2008 with each contract subject to renewal or extension. Our largest customers may not continue to purchase our services and may decrease their level of purchases. To the extent that a significant customer reduces its reliance on us or terminates its relationship with us, revenues would decline substantially, which would harm our business.

There is significant uncertainty regarding our patent and proprietary technology protection.

     Our success is dependent upon our CodecSys technology and other intellectual property rights. If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours. If this were to occur, our revenues, market share and operating results would suffer. To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. As of March 15,2006, we had two issued patents and 21 pending U.S. and foreign patent applications. If we fail to deter misappropriation of our proprietary information or if we are unable to detect unauthorized use of our proprietary information, then our revenues, market share and operating results will suffer. The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. This litigation could result in substantial costs and diversion of resources that would harm our business.

Our products could infringe on the intellectual property rights of others, which may subject us to future litigation and cause financial harm to our business.

      To date, we have not been notified that our services, products and technology infringe the proprietary rights of third parties, but there is the risk that third parties may claim infringement by us with respect to current or future operations. We expect software developers will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and the functionality of products in different industry segments overlaps. Any of these claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us. A successful claim against us of infringement and failure or inability to license the infringed or similar technology on favorable terms would harm our business.

Our common stock is considered "penny stock" which may make selling the common stock difficult.

      Our common stock is considered to be a "penny stock" under the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. Under the rules, stock is considered "penny stock" if: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues at less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend our stock but must trade it on an unsolicited basis.

      Section 15(g) of the Exchange Act and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stocks." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Trading in our securities could be subject to extreme price fluctuations that could cause the value of your investment to decrease.

      Our stock price has fluctuated in the past and could continue to do so in the future. Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. The market price of our common stock is also subject to extreme fluctuations because of the nature of the CodecSys technology and the potential for large-scale acceptance or rejection of our technology in the marketplace. Given these fluctuations, an investment in our stock could lose value. A significant drop in our stock price could expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources, thereby causing an investment in our stock to lose additional value.

Future sales of our common stock could cause our stock price to decrease.

      Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price. As of March 15, 2006, we had 23,632,818 shares of common stock outstanding. As of March 15, 2006, stock options, including options granted to our employees, and warrants to purchase an aggregate of 5,485,237 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable. As of March 15, 2006 , notes convertible into 2,000,000 shares of our common stock were issued and outstanding. Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Adverse economic or other market conditions could reduce the purchase of our services by existing and prospective customers, which would harm our business.

      Our business is impacted from time to time by changes in general economic, business and international conditions and other similar factors. Adverse economic or other market conditions negatively affect the business spending of existing and prospective customers. In adverse market times, our network and other services may not be deemed critical for these customers. Therefore, our services are often viewed as discretionary and may be deferred or eliminated in times of limited business spending, thereby harming our business.

If you purchase shares of common stock, your ownership interest may be substantially diluted by future issuances of securities.

      We may issue additional shares of our common stock if we raise additional equity or convertible debt financing. We may also issue additional shares of our common stock to holders of outstanding convertible notes, stock options and warrants. Moreover, if our institutional fund investors exercise their additional investment rights, we will issue additional senior secured convertible notes and warrants. The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to shareholders. We also have offered and expect to continue to offer stock options to our employees and others, and have approximately 2,651,000 shares of common stock available for future issuance under our long-term incentive stock option plan. To the extent that additional investment rights are exercised and/or future stock options are granted and ultimately exercised, there will be further dilution to shareholders, including investors in this offering.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any return on your investment will depend on the market price of our common stock.

      We currently intend to retain any future earnings to finance our operations. The terms and conditions of our senior secured convertible notes restrict and limit payment or distributions in respect of our common stock. Any return or an investment in our common stock will depend on the future market price of our common stock and not on any potential dividends.

                 ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047. We occupy the space at the executive offices under an 18-month lease, the term of which ends October 31, 2007. The lease covers approximately 13,880 square feet of office space leased at a rate of $24,108 per month. Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $8,797 per month.
The studio lease expires on November 30, 2008. We have also entered into a cancelable lease for 1,630 square feet of office space located at 160 Blue Ravine, in Folsom, California 95630.This space has been used for the development of our CodecSys technology. This lease is for a one-year term and expires on December 31, 2006, and is leased at a rate of $2,600 per month. To the extent we continue the development program in California, we do not anticipate any problem with locating suitable space. The Company has no other properties.

                    ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending against us, and, to the knowledge of management, no material litigation has been threatened.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II
  ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
     AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is currently traded on the OTC Bulletin Board under the symbol "BCST". The following table sets forth, for the periods indicated, the high and low bid quotations, as adjusted for stock splits of our common stock, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Calendar Quarters               High Bid          Low Bid
-----------------               ---------         -------

Fiscal 2005

First Quarter                $      4.30          $   3.25
Second Quarter                      4.29              2.65
Third Quarter                       4.30              3.00
Fourth Quarter                      3.30              1.50

Fiscal 2004

First Quarter                $      5.95          $   3.00
Second Quarter                      6.30              5.75
Third Quarter                       6.25              3.20
Fourth Quarter                      6.15              2.20


      As of March 15, 2006, we had 23,632,818 shares of our common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

Dividends

      We have never paid or declared any cash dividends. Future payment of dividends, if any, will be at the discretion of our Board of Directors and will depend, among other criteria, upon our earnings, capital requirements, and financial condition as well as other relative factors. Management intends to retain any and all earnings to finance the development of our business, at least in the foreseeable future. Such a policy is likely to be maintained as long as necessary to provide working capital for our operations. Moreover, our outstanding senior secured convertible notes contain restrictive covenants that prohibit us to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth, as of December 31, 2005, information regarding our compensation plans under which shares of our common stock are authorized for issuance.
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans
                 exercise of out-       outstanding         (excluding
                 standing options,      options, warrants   outstanding
                 warrants and rights    and rights          securities)
---------------- ---------------------- ------------------- ---------------
Equity
compensation
plans by
approved
security holders         0                    0                    0
----------------------------------------------------------------------------
Equity
compensation
plans not
approved by
security
holders (1)           3,370,197              $1.13               2,400,343
----------------------------------------------------------------------------
Total                 3,370,197              $1.13               2,400,343
----------------------------------------------------------------------------

(1) The Broadcast International, Inc. Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants. The plan covers a total of 6,000,000 shares of our common stock. As of December 31, 2005, options to purchase 229,460 shares of common stock had been exercised. All awards must be granted at fair market value on the date of grant. The plan is administered by our Board of Directors. Awards may be vested on such schedules determined by the Board of Directors. Other than the long-term incentive plan, we do not maintain any other equity compensation plan.

Recent Sales of Unregistered Securities

      The following sets forth all securities issued by us during 2005 without registration under the Securities Act. No underwriters were involved in any of the stock issuances and, unless otherwise noted, no commissions were paid in connection therewith. In each of the following transactions, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof, except as indicated otherwise.

      At various times from November 2004 to January 2005, we issued a total of 41,666 shares of our common stock to two investors in exchange for an aggregate consideration of $125,000. The investors were also issued warrants to purchase 41,666 shares of our common stock at a purchase price of $3.50 per share. These transactions were part of a private offering of up to 2,000,000 shares of our common stock at offering prices ranging from $3.00 to $4.50 per share solely to accredited investors. Both investors in the transactions were accredited investors and were fully informed regarding their investment. In the transactions, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

      On May 16, 2005, we issued senior secured convertible notes in the principal amount of $3,000,000 to four institutional funds. The senior secured convertible notes are convertible into shares of our common stock at $2.50 per share. We also issued to the institutional funds warrants to purchase a total of 600,000 shares of our common stock at $2.50 per share, and warrants to purchase a total of 600,000 shares of our common stock at $4.00 per share. In connection with the foregoing transactions, we (i) issued additional investment rights to these institutional funds to invest up to an additional $3,000,000 on the same terms as the senior secured convertible notes and warrants issued on May 16, 2005; (ii) paid an 8% commission of $240,000 to Stonegate Securities, Inc., a registered broker-dealer who acted as our placement agent with respect to the funding obtained from the institutional funds; (iii) paid an additional commission to two affiliates of Stonegate in the form of a total of 100,000 shares of our common stock (valued at the then prevailing fair market price of the common stock ($3.51) multiplied by the 100,000 shares issued) and warrants to purchase a total of 120,000 shares of our common stock at an exercise price of $2.50 per share; and (iii) paid a 2% finder's fee of $60,000 to the party who introduced us to Stonegate. In each of these transactions, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) pursuant to Rule 506 of Regulation D and Section 4(6). On March 16, 2006 we entered into a Waiver and Amendment Agreement with the institutional funds, which among other things, adjusted the conversion rate of the senior secured notes from $2.50 to $1.50 per share and the exercise of both the 600,000 warrants at $2.50 and the 600,000 warrants at $4.00 to $2.00 per share. The $1.50 conversion price of the senior secured convertible notes and the $2.00 exercise price of the warrants are subject to adjustment pursuant to standard anti-dilution rights. These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share.

     On June 1, 2005, we issued a total of 67,000 shares of our common stock to two individuals as compensation for investor and public relations consulting services performed for us. We valued the services received based upon the then prevailing fair market price of the common stock ($3.51) multiplied by the number of shares issued (67,000). The individuals were accredited investors and were fully informed regarding their investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

     On August 3, 2005, the two affiliates of Stonegate described above exercised their warrants in full on a net issuance basis pursuant to which we issued a total of 47,272 shares of our common stock to them. Both affiliates were accredited investors and were fully informed regarding their investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

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

     On December 31, 2005, two foreign corporations elected to convert an outstanding line of credit in the amount of $844,966 into 844,966 shares of our common stock. These corporations were both accredited investors and were fully informed regarding their investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Regulations S and Section 4(2).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read together with our consolidated financial statements and related notes that are included elsewhere in this report.

Forward-Looking Information, Cautionary Statements and Risk Factors

This report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this report. Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

..     competitive factors;

..     general economic and market conditions;

..     rapid technological change;

..     dependence on commercialization of our CodecSys technology;

..     dependence on significant customers;

..     our ability to raise sufficient additional capital;

..     ineffective internal control systems;

..     restrictions under our senior secured convertible notes;

..     our ability to execute our business model;

..     our ability to hire and retain qualified software personnel;

..     uncertainty of intellectual property protection; and

..     one-time or non-recurring events.

      Because the risk factors referred to above, as well as the risk factors referenced in other sections of this report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Revenue Recognition

      We recognize revenue when evidence exists that there is an arrangement between us and our customers, delivery of equipment sold or service has occurred, the selling price to our customers is fixed and determinable with required documentation, and collectibility is reasonably assured. We recognize as deferred revenue payments made in advance by customers for services not yet provided.

      When we enter into a multi-year contract with a customer that has an established network, to provide installation, network management, satellite transponder and help desk, or a combination of these services, we recognize this revenue equally over the period of the agreement. These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed the associated revenue and cost are recognized in the period the work is completed. If we install, for an additional fee, new or replacement equipment to an immaterial number of new customer locations, and the equipment immediately becomes the property of the customer, the associated revenue and cost are recorded in the period in which the work is completed.

      When we enter into a multi-year contract to provide equipment, installation, network management, satellite transponder, help desk, or combination of these services, to a customer for the establishment of a new network (or major upgrade to an existing network) where substantial revenue is earned for equipment sales and/or installation work performed at the beginning of the contact, compared to expected on-going future revenue, we normalize revenue recognition by deferring earned revenue over the contracted period. These agreements typically provide for additional fees, once the initial installations are completed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed the associated revenue and cost are recognized in the period the work is completed. Additionally, as immaterial numbers of new sites are added to the network the associated revenue and cost are recorded in the period in which the work is completed.

     When we enter into an agreement to perform equipment sales and/or installation-only services the revenue and cost are recognized in the period the work is completed.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

      We realized total revenues of $5,380,869 for the year ended December 31, 2005 compared to total revenues of $5,385,657 for the year ended December 31, 2004, which represents a decrease of less than 1% for the year. Although the revenues were materially unchanged, we experienced a change in the mix of services used by its customers from license fees and studio and production fees to more equipment sales and installation, which includes the associated costs of the equipment and installation and which have a lower margin than the license fees and studio and production fees. In 2004, approximately 10% of our revenue was derived from studio and production services compared to approximately 2% in 2005.The net decrease in revenues of $4,788 is the result of a decrease of $526,759 in license fees primarily from the loss of one customer and a decrease of $307,778 in production fees, the majority of which was also from another customer. These decreases were offset by an increase in sales of equipment and installation revenues of $829,749. In 2005, our three largest customers accounted for approximately 62% of revenues. Our contracts with these customers expire in December 2006, June 2007 and March 2008, with each contract subject to renewal or extension. We have been increasing the amount of work done for one of our three largest customers. We believe we will do more work for that customer in 2006 than in the past, which will extend our dependence on that customer.


Cost of Sales

      The cost of sales for the year ended December 31, 2005 aggregated $ 6,381,431 as compared to cost of sales of $5,438,409 for the year ended December 31, 2004, which represents an increase in cost of sales of 17.3%. The increase in cost of sales of $943,022 was primarily a result of the increase in sales and installation of equipment with its attendant costs and the decrease in license fees and studio and production fees, which have greater margins than are available for the sales and installation of equipment. Cost of equipment sales increased $886,832, which accounted for 94% of the increase in costs. Cost of sales on equipment sales as a percentage of revenue from equipment sales increased in 2005 compared to 2004 from 71% to 83%, respectively. The remainder of the increase in cost of sales was the result of an increase of $73,789 in satellite distribution costs resulting from greater satellite usage by customers and an increase in operating departments of $12,879. Increases in cost of sales were offset by a $30,478 decrease in depreciation.


Operating Expenses

     We incurred total operating expenses of $3,544,656 for the year December 31, 2005, compared to total operating expenses of $15,366,481 for the year ended December 31, 2004. The decrease of $11,821,825 is primarily due to an decrease in research and development in process expenses of $12,276,042. During 2004, we recorded total research and development in process expenses of $12,659,094, which resulted from three transactions related to the acquisition of IDI and the ongoing development of the CodecSys technology more fully described as follows:

    (1) Consolidation of IDI co-founders equity in IDI           $  1,219,573
    (2) Issuance of Stock and Options to IDI co-founders            1,211,502
    (3) Issuance of Stock and Options to Streamware AB             10,228,019
                                                                 ------------
                                                                 $ 12,659,094
                                                                 ============

      During the year ended December 31, 2005, none of the foregoing expenses were repeated. We recorded research and development in process expenses of $383,052 for the current year.

      Our general and administrative expenses including production and maintenance costs increased $466,335 from $1,974,428 for the year ended December 31, 2004 to $2,440,763 for the year ended December 31, 2005. The increase resulted principally from increases of $165,273 in legal expenses, $59,444 in outside consulting expenses, $51,389 in accounting services, $85,495 in increased travel expenses, $36,174 in directors and officers insurance, and $68,560 in various other general expenses

      Our sales and marketing expenses for the year ended December 31, 2005 were $720,841 compared to sales and marketing expenses of $732,959 for the year ended December 31, 2004. The increase of $12,118 is due to minor increases in most expense categories.

      We recorded an increase in interest expense of $54,023 from interest of $1,095,186 in 2004 to $1,149,209 in 2005. For the year ended December 31,
2005, the composition of the interest expense changed from 2004. We paid interest expense of $330,500 on our 6% Senior Secured Convertible Notes ("Notes"), recorded interest expense of $624,998 related to accretion of the Notes as the Notes are recorded on the Balance Sheet, $ 188,879 of amortization of pre paid interest expense related to the cost of issuing the Notes and recorded interest expense of $4,832 related to the beneficial conversion feature of a convertible line of credit. The holders of the convertible line of credit converted all of the line to common stock during 2005. During 2004 all of the interest expense related to the beneficial conversion feature of the convertible line of credit.

Net Losses

      We had a net loss in the amount of $5,581,679 for the year ended December 31, 2005 compared to a net loss of $16,488,712 for the year ended December 31, 2004. The net loss before taxes decreased by $10,907,033, which was primarily the result of a decrease of $12,276,042 in research and development in process, offset by an increase of $943,022 in the cost of revenues, an increase of $466,335 in general and administrative expenses, and an increase of $54,023 in interest expense, all as explained above. In addition the net loss was decreased by $99,042 related to an increase in interest and other income.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements.


Liquidity and Capital Resources

      At December 31, 2005, we had cash of $446,491, total current assets of $2,457,774 total current liabilities of $5,568,255 and total stockholders' deficit of $3,009,487. $3,012,000 of the current liabilities relates to the value of the derivative for the senior secured notes and related warrants. We experienced negative cash flow used in operations during the fiscal year ended December 31, 2005 of $3,077,951 compared to negative cash flow used in operations for the year ended December 31, 2004 of $1,500,720. The negative cash flow was met by issuance of the senior secured notes, borrowings under our convertible line of credit and sales of common stock to investors. We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we increase our sales by adding new customers.

      Our audited consolidated financial statements for the year ended December 31, 2005 contain a "going concern" qualification. As discussed in
Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

      We entered into a convertible line of credit dated December 23, 2003, as amended and restated June 30, 2004. The line of credit involved a loan to us, the principal amount of which is convertible into shares of our common stock at $1.00 per share. An aggregate total of $1,644,966 had been advanced to us under the line of credit, all of which had been converted to shares of common stock as of December 31, 2005.

      On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds. In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds. We used the proceeds from this financing to support our CodecSys research and development and for general working capital purposes. The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum. Interest-only payments are due semi-annually and the first payment of $90,000 was made on November 16, 2005. The notes were originally convertible into 1,200,000 shares of our common stock (at $2.50 per share), convertible any time during the term of the notes.

      We were in default under the terms of the securities purchase agreement because we did not secure an effective registration statement by the deadline required in the agreement. We have cured the default by securing the effective registration statement and satisfied the liquidated damages arising due to the default by entering into a waiver agreement. The securities purchase agreement was amended by the waiver agreement dated March 16, 2006, in which the notes are now convertible into 2,000,000 shares of our common stock at $1.50 per share. In addition, we are required to raise $3,000,000 from the sales of our securities by September 30, 2006 or we will be in default of the notes.

      In connection with the financing, the funds received A Warrants to acquire 600,000 shares of our common stock exercisable at $2.50 per share and B Warrants to acquire 600,000 shares of our common stock at $4.00 per share. The waiver agreement changed the exercise price of the warrants to $2.00 per share for both the A Warrants and the B Warrants. The warrants are exercisable any time for a five-year period beginning on the date of grant. The funds also received additional investment rights to make an additional loan of $3,000,000 on the same terms as the senior secured convertible notes and receive additional warrants with the same terms as the warrants already received by the funds. The additional investment rights must be exercised within 90 days of February 3, 2006. We paid approximately $345,000 in cash for commissions, finders fees and expenses in securing this financing, $240,000 of which was included in prepaid expenses as of December 31, 2005 and will be amortized over the term of the notes.

      The $1.50 conversion price of the senior secured convertible notes and the $2.00 exercise price of the warrants are subject to adjustment pursuant to standard anti-dilution rights. These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share.

      The securities purchase agreement contains, among other things, covenants that may restrict our ability to obtain additional capital, to declare or pay a dividend or to engage in other business activities. A breach of any of these covenants could result in a default under our senior secured convertible notes, in which event holders of the notes could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation. The securities purchase agreement provides that we cannot do any of the following without the prior written consent of the holders of at least 85% of the principal amount of the outstanding senior secured convertible notes:

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

      Section 4(a)(xi) of the senior secured convertible notes specifies that it is an event of default if we do not raise at least $3,000,000 by September 30, 2006. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash. In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount is calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration. We have cured the default by securing an effective registration statement and satisfied the liquidated damages arising due to the default by entering into a waiver agreement as noted above.

      On June 22, 2005, we secured a new customer contract, which has resulted in revenues of approximately $1,400,000 for 2005. We anticipate that revenues from this customer will be substantially more during 2006. We are continuing to train our existing installation technicians on the new equipment and procedures required by the new customer. We anticipate that our negative cash flow will diminish as the new customer makes projects and equipment available and as we are able to perform under the contract.

      Our monthly operating expenses currently exceed our monthly net sales by approximately $250,000 per month. This amount could increase significantly. Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue. Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from the new customer contract described above, and (iii) sales related to commercial applications of our CodecSys technology. Notwithstanding any additional revenue that may be realized for these sources, we will require additional capital in 2006.

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

      We entered into an engagement agreement dated October 11, 2005 with First Securities ASA, a leading Norwegian investment-banking firm, to provide investment-banking services regarding a potential initial public offering of our common stock on the Oslo Stock Exchange. The agreement contemplated, among other things, that we would raise between $10 and $25 million by the end of the first quarter of 2006, subject to development of our revenues and profitability, market conditions in general, acceptance for listing by the Oslo Stock Exchange and the interest for our shares in the capital markets.
We paid a retainer of $200,000 to First Securities and have incurred approximately $200,000 of additional expenses. We have determined to terminate the proposed initial public offering but continue to consider private financing opportunities through First Securities.

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

      In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

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

      In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for small business issuers for interim periods or the fiscal year beginning after December 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock Compensation in
Note 2 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

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

     In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which requires retrospective application (the application of the changed accounting principle to previously issued financial statements as if that principle had always been used) for voluntary changes in accounting principle unless it is impracticable to do so. Previously, the cumulative effect of such changes was recognized in net income of the period of the change. The effective date is for changes made in fiscal years beginning after December 15, 2005.

      In June 2005, the Emerging Issues Task Force issued three consensuses that are subject to later ratification by the FASB:

      The first consensus is EITF 04-5 which establishes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. Unless the limited partners have "kick-out rights" allowing them to dissolve or liquidate the partnership or otherwise remove the general partner "without cause," or "participating rights" allowing the limited partners to participate in significant decisions made in the ordinary course of the partnership's business, the general partner(s) hold effective control and should consolidate the limited partnership. This would be effective immediately for newly-formed limited partnerships and for existing limited partnership agreements that are modified. For existing limited partnership agreements that are not modified, it would be effective for the beginning of the first reporting period after December 15, 2005. We do not expect the adoption of EITF 04-5 will have a material impact on our consolidated financial position, results of operations or cash flows.

      The second consensus is EITF 05-2 which provides guidance for issuers of debt and preferred stock instruments with conversion features that may need to be accounted for as derivatives. We do not expect the adoption of EITF 05-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

      The third consensus is EITF 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not expect the adoption of EITF 05-6 will have a material impact on our consolidated financial position, results of operations or cash flows.

                  ITEM 7.  FINANCIAL STATEMENTS

       The following financial statements required by this Item 7 begin on Page F-1 and are located following the signature page. All information which has been omitted is either inapplicable or not required.

      Report of Independent Registered Public Accounting Firm
      for the year ended December 31, 2005................................F-1

      Report of Independent Registered Public Accounting Firm
      for the year ended December 31, 2004................................F-2

     Consolidated Balance Sheets as of December 31, 2005 and
     December 31, 2004....................................................F-3

     Consolidated Statement of Operations for the years ended
     December 31, 2005 and December 31, 2004..............................F-5

     Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 2005 and 2004...............................F-6

     Consolidated Statement of Cash Flows for the years ended
     December 31, 2005 and December 31, 2004............................. F-8

     Notes to Consolidated Financial Statements...........................F-9



    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

      We have no disagreements with our independent auditors with respect to accounting and financial disclosure. Tanner LC, certified public accountants, resigned as our independent certifying accountants, effective January 17, 2006. The termination of our relationship with Tanner was unanimously accepted by our board of directors on January 17, 2006.

      Also on January 17, 2006, our board of directors unanimously approved a resolution to engage HJ and Associates, LC, certified public accountants, to become our new independent certifying accountants.


                ITEM 8A.  Controls and Procedures

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

      As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act.

      Our evaluation identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be a "significant deficiency" or a "material weakness." The material weakness in our internal control consisted of a lack of accounting for conversion features embedded in our senior secured convertible notes and related warrants as embedded derivatives requiring liability classification. Our management also disclosed the significant deficiency and material weakness to our audit committee and board of directors.

      Additional effort is needed to fully remedy the significant deficiency and material weakness and we are continuing efforts to improve and strengthen our system of internal control over accounting and financial reporting. Our audit committee is working with our management and outside advisors to implement internal controls over accounting and financial reporting that are adequate and effective

Important Considerations

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


                   ITEM 8B.  Other Information

      None.

                             PART III
      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions of our executive officers and directors:


     Name                       Age    Position
     ---------------------     -----   ---------

     William Davidson, Ph.D.     54    Chairman of the Board

     Rodney M. Tiede             44    Chief Executive Officer, President and
                                       Director

     Randy Turner                50    Chief Financial Officer and Treasurer

     Reed L. Benson              58    Vice President, Secretary, General
                                       Counsel and Director

     James E. Solomon            55    Director

     Kirby D. Cochran            52    Director


      William Davidson, Ph.D. has been our Chairman of the Board and a director since March 2006. Since 1984, Dr. Davidson has been President of MESA Research, a management consulting firm which he founded. From 1985 to 1998, he served as a tenured Professor of Management at the Marshall School of Business, University of Southern California. Dr. Davidson held leadership responsibilities in Deloitte & Touche LLP's telecom and media management consulting practice from 1996 to 1998. Dr. Davidson earned an A.B. in Economics, a Masters in Business Administration Degree and a Doctorate Degree in Business Administration, all from Harvard University.

      Rodney M. Tiede has been our Chief Executive Officer, President and a director since the BI acquisition in October 2003. From August 2000 to the present, Mr. Tiede has been the President, Chief Executive Officer and a director of BI, a wholly-owned subsidiary. From April 2003 to the present, Mr. Tiede has also been the Chief Executive Officer and a director of IDI, a consolidated subsidiary. From November 1987 to August 2000, Mr. Tiede was employed as Director of Sales, Vice President and General Manager of Broadcast International, Inc., the predecessor of BI. Mr. Tiede received a Bachelor of Science Degree in Industrial Engineering from the University of Washington in 1983.

      Randy Turner has been our Chief Financial Officer and Treasurer since the BI acquisition in October 2003. He was also a director of ours from October 2003 until February 2006. From August 2000 to the present, Mr. Turner has been the Chief Financial Officer and Secretary of BI. From April 2003 to the present, Mr. Turner has also been the Chief Financial Officer and Secretary of IDI. From January 1990 to August 2000, Mr. Turner was Chief Accounting Officer of Broadcast International, Inc., the predecessor of BI, and Treasurer of Data Broadcasting Corporation, the former parent company of BI. He received a Bachelor of Science Degree in Accounting from Weber State University in 1985.

      Reed L. Benson has been our Vice President, Secretary, General Counsel and a director since the BI acquisition in October 2003. He has been in the private practice of law from April 2000 to the present and consulted directly with BI during that period. From August 1987 to April 2000, he was Vice President, Secretary and General Counsel of Broadcast International, Inc., the predecessor of BI, and from June 1995 to April 2000, he served as Vice President, Secretary and General Counsel of Data Broadcasting Corporation, the former parent company of BI. From April 2003 to the present, Mr. Benson has also been the General Counsel and a director of IDI. Mr. Benson is President and a director of Xvariant, Inc., a public company. Mr. Benson received a Bachelor of Science Degree in Accounting from the University of Utah in 1971 and a Juris Doctor Degree from the University of Utah College of Law in 1976. Mr. Benson became a certified public accountant in 1974 and is currently an attorney licensed to practice in Utah.

      James E. Solomon has been a director of ours since September 2005. From 1995 to January 2002, Mr. Solomon was a business consultant primarily for emerging growth companies. In January 2002, he formed Corporate Development Services, Inc., a business consulting firm, and has served as President since its formation. From June 1993 to the present, Mr. Solomon has been an adjunct professor at the Graduate School of Business at the University of Utah. Mr. Solomon serves on the Board of Directors of Nevada Chemicals, Inc., a public company, as well as several privately-held companies. Mr. Solomon received a Bachelor of Science Degree in Finance from the University of Utah in 1972.
Mr. Solomon became a certified public accountant in 1974.

      Kirby D. Cochran has been a director of ours since February 2006. For the past five years, Mr. Cochran has been an angel investor and business consultant, assisting growth stage companies with their strategy and operations. From May 1999 to May 2005, he taught graduate school as an adjunct professor in the Business and Finance Departments at the University of Utah. Mr. Cochran holds a Masters in Business Administration Degree from North Dakota State University.

      Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors. Our officers generally serve at the discretion of the Board of Directors. Two of our directors are employees who serve as officers of Broadcast International. The service of these two officers and an additional officer is governed by the terms of their respective employment contracts. See "Employment Contracts and Change in Control Arrangements" below.

      As noted above, several of our executive officers and directors have served as officers and directors of BI since August 2000 and as officers and directors of IDI since April 2003. During 2001 and 2002, BI entered into various licensing agreements with IDI and purchased shares of convertible preferred stock of IDI. Management of BI determined that the CodecSys technology being developed by IDI represented a significant opportunity for BI and its future business prospects. By April 2003, the financial condition of IDI had deteriorated significantly and BI provided a line of credit to IDI to sustain its operations. At such time, BI also assumed operational control of IDI. By October 2003, management of BI realized that IDI could not survive on its own notwithstanding the financial support provided by BI. Accordingly, IDI filed for bankruptcy protection under chapter 11 of the federal bankruptcy code on October 23, 2003. Over the next seven months, IDI continued its limited operations and designed a bankruptcy plan of reorganization which was confirmed on May 18, 2004. Under the plan of reorganization, Broadcast International issued shares of our common stock to creditors of IDI and assumed certain liabilities of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI. Since confirmation of the plan of reorganization, the operations of IDI have been consolidated with ours.
For additional information regarding the IDI bankruptcy, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Section 16 (a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of our Common Stock to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC. Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish us with copies of all such forms that they have filed.

      Based solely on its review of the copies of such forms received by us and representations from certain reporting persons, we believes that all
Section 16(a) filing requirements applicable to its executive officers, directors and ten-percent shareholders for 2005 were timely met.

Code of Ethics

      We have adopted a Code of Ethics for its principal executive officer, principal financial officer, controller, or persons performing similar functions. A copy of the Code of Ethics was filed with the Securities and Exchange Commission as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

Audit Committee and Financial Expert

      Our Audit Committee was established in September 2005 and currently includes Messrs. Solomon and Cochran. Mr. Solomon serves as Chairman of the Audit Committee. The functions of the Audit Committee include recommending an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors' report, and reviewing management's administration of our system of internal control over financial reporting and disclosure controls and procedures. The Board of Directors has not yet adopted a written Audit Committee charter or similar document. Each of the members of the Audit Committee is "independent" under the definition of independence in Rule 4200(a)(15) of the NASD's listing standards.

      Our Board of Directors has determined that James E. Solomon meets the requirements of an "Audit Committee Financial Expert" as defined in Item 401(e) of Regulation S-B adopted by the Securities and Exchange Commission.

ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's Chief Executive Officer and the other executive officers as of December 31, 2005 for the three fiscal years ended December 31, 2005.

Summary Compensation Table

                                           Annual Compensation
                                          --------------------
                             Fiscal Year
                               Ended                           All Other(2)
Name and Principal Position  December 31  Salary($) Bonus($) Compensation($)
---------------------------- ------------ --------- -------- ---------------
Rodney M. Tiede                 2005       120,000   25,000      6,682
Chief Executive Officer (1)     2004       120,000        0      5,824
                                2003        20,000        0      1,245
----------------------------------------------------------------------------
Randy Turner                    2005       100,000   20,000      5,536
Chief Financial Officer (1)     2004       100,000        0      4,895
                                2003        25,000        0      1,068
----------------------------------------------------------------------------
Reed L. Benson                  2005        84,000   20,000      3,410
Secretary, General Counsel      2004        81,700(3)     0      1,252
Vice President (1)              2003        15,000(3)     0          0
----------------------------------------------------------------------------

(1) Became an executive officer October 1, 2003. Compensation listed dates from such date.
(2) Includes amounts paid by the Company for 401(k) matching, and employee life insurance.
(3) Mr. Benson was paid by way of consulting fees until April 2004, which fees are included in the table above. Subsequent to April 2004, Mr. Benson was paid as an employee of the Company.


       Aggregated Options/SAR Exercises in Last Fiscal Year
                  And FY-End Options/SAR Values

      The following table summarizes for the executive officers the number of stock options exercised during fiscal 2005, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 2005 and the aggregate dollar value of in-the-money unexercised options held at December 31, 2005. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date (based upon the average of the high and low prices of common stock as reported by the OTC Bulletin Board, and the exercise price of the option. Options are in-the-money if the fair market value of the underlying securities exceed the exercise price of the option. The value of unexercised, in-the-money options at December 31, 2005 is the aggregate amount of the difference between their exercise price and $2.25 per share, the fair market value of the underlying stock on December 31, 2005, based on the closing price of the common stock on that date.

      The underlying options have not been and may never be exercised. The actual gains, if any, on exercise will depend on the value of the Common Stock on the actual date of exercise. There can be no assurance that these values will be realized.


                                                 Number of
                                                 Securities     Value of
                                                 Underlying     Unexercised
                                                 Unexercised    In-the-Money
                                                 Options/SAR's  Options/SAR's
                                                 At FY-End(#)   At FY-End($)
                                                 -------------- --------------
                    Shares Acquired  Value       Exercisable/   Exercisable/
Name                on Exercise (#)  Realized($) Unexercisable  Unexercisable
------------------- ---------------- ----------- -------------- --------------
Rod M.Tiede              -               -        16,667/33,333          0/0
Randy Turner             -               -       524,723/33,333  1,132,965/0
Reed L. Benson           -               -        33,333/91,667         0/0
-----------------------------------------------------------------------------

              Options/SAR Grants in Last Fiscal Year

                       Number of       % of Total
                       Securities      Options/SAR's
                       Underlying      Granted to       Exercise or
                       Options/SAR's   Employees in     Base Price  Expiration
Name                   Granted(#)(1)   Fiscal Year(2)   ($/Sh)(3)   Date
---------------------- --------------- ---------------- ----------- ----------
Reed L. Benson             25,000          7%            2.55       10/2015
---------------------- --------------- ---------------- ----------- ----------


(1) All of the options granted in 2005 vest ratably over three years, beginning on October 3, 2006.

(2) The percentage reflected in the table above was computed based on the total number of shares (375,000) issuable under options granted to employees and directors in 2005.

(3) The exercise prices shown above equals the fair market values on the dates of grant, which fair market value was determined by the closing price of the Common Stock as reported by the OTC Bulletin Board.


Compensation of Directors

      Our non-employee directors receive fees of $20,000 per year, paid quarterly, and an initial grant of stock options to purchase 75,000 shares (thereafter annual grants of 25,000 options) of the our common stock with an exercise price equal to the fair market value of the stock on the date of grant. In addition, the Chairman of the Board receives an additional grant of 25,000 options and an annual fee of $5,000. In addition to the standard director compensation mentioned above, the Chairman of both the Audit and Compensation Committees receive an annual fee of $5,000 for serving in such
capacity.   Directors who are employees of Broadcast International receive no additional compensation for serving as directors. Options granted to outside Directors are immediately exercisable and expire ten years from the date of grant.

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

Compensation Committee Interlocks and Insider Participation

      Our Compensation Committee was established in October 2005 and currently includes Messrs. Solomon, Davidson and Cochran. Mr. Cochran serves as Chairman of the Compensation Committee.

      Board Meetings

      During the year ended December 31, 2005, the Board held five formal meetings and took two separate actions by unanimous written consent resolution.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth the beneficial ownership of the common stock of the Company, at March 15, 2006, by each director, executive officer, and each person who, to the knowledge of the Company, owned beneficially more than 5% of the Company's common stock.

                                       Amount  & Nature
      Name & Address                   of Beneficial           Percent
      of Beneficial Owner              Ownership               of Class
      ------------------------------   ----------------------  --------

      Rodney M. Tiede (1)  (2)             3,998,174             17.5%

      Renae Hambly (1)  (3)                1,732,292              7.4%

      Kenneth Moore (1) (4)                1,732,090              7.4%

      Randy L. Turner (1) (5)              1,534,674              6.6%

      Reed L. Benson (6)                     719,422              3.1%

      William H. Davidson (7)                100,000                *

      James E. Solomon (7)                    75,000                *

      Kirby D. Cochran (7)                    75,000                *

      All directors and executive
      officers as a group
      (6 persons) (8)                      6,502,270             27.4%

      * Represents less than 1% of the Company's common stock.

(1) The address for each named individual is the Company's address at 7050 Union Park Avenue, #600, Salt Lake City, Utah 84047, and all named individuals are employees of the Company.

(2) Includes 328,440 shares held by Mr. Tiede as Custodian under the Uniform Gift to Minors Act for the benefit of his children. Includes presently exercisable options to acquire a total of 16,666 shares of common stock

(3) Includes presently exercisable options to acquire a total of 513,258 shares of common stock held by Ms. Hambly and her spouse.

(4) Includes presently exercisable options to acquire 508,056 shares of common stock.

(5) Includes 57,477 shares held by Mr. Turner as Custodian under Uniform Gift to Minors Act for the benefit of his child and presently exercisable options to acquire a total of 524,722 shares of common stock.

(6) Includes 686,089 shares held by a limited liability company of which Mr. Benson and his spouse own a 40% equity interest. Mr. Benson is the manager of the limited liability company and, as such, has voting and investment power with respect to all such shares. Mr. Benson disclaims beneficial ownership of all such shares except to the extent of his equity interest therein. Also includes presently exercisable options to acquire 33,333 shares

(7)   Represents presently exercisable options granted to Independent
      Directors.

(8) Includes presently exercisable options to acquire a total of 824,721 shares of common stock held by all directors and executive officers.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since April 2003, BI (and since October 2003, Broadcast International) advanced money to IDI, pursuant to the terms of a secured, revolving line of credit, which allowed IDI to continue operations. At December 31, 2003, the outstanding principal amount advanced under the line of credit was $82,200, included in other long-term assets. From January 2004 until the consolidation of IDI in May 2004, Broadcast International advanced an additional $182,808 to IDI. The entire advanced amount of $265,008 was expensed upon consolidation when the IDI bankruptcy plan of reorganization was confirmed. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.


                        ITEM 13.  EXHIBITS


 Exhibit
 Number            Description of Document
 -------           -----------------------

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

  4.1 Specimen Stock Certificate of Common Stock of Broadcast International. (Incorporated by reference to Exhibit No. 4.1 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

  4.2 Form of 6.0% Senior Secured Convertible Note dated May 16, 2005 executed by Broadcast International in favor of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the "Institutional Funds"). (Incorporated by reference to Exhibit No. 4.2 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

  4.3 Form of A Warrant issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 4.3 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 Exhibit
 Number            Description of Document
 -------           -----------------------

  4.4 Form of B Warrant issued by Broadcast International to each of the Institutional Funds(Incorporated by reference to Exhibit No. 4.4 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.1 Employment Agreement of Rodney M. Tiede dated April 28, 2004. (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

 10.2 Employment Agreement of Randy L.Turner dated April 28, 2004. (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

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

 10.5 Securities Purchase Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.5 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.6 Security Agreement dated May 16, 2005 between Broadcast International and Gryphon Master Fund, L.P., as collateral agent for the Institutional Funds. (Incorporated by reference to Exhibit No. 10.6 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.7 Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.7 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.8 Form of Additional Investment Rights dated May 16, 2005 issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 10.8 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.9 Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No.
        10.9 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 Exhibit
 Number            Description of Document
 -------           -----------------------

 10.10 Stock Issuance, Stock Transfer and Option Grant Agreement dated effective as of February 26, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No. 10.10 of the Company's Registration Statement on Form SB-2,filed under cover of From S-3,pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.11 Engagement Agreement dated October 11, 2005 between Broadcast International, Inc. and First Securities ASA. (Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K filed with the SEC on October 17, 2005.)

 10.12 Forbearance Agreement dated November 30, 2005, between Broadcast International, Inc. and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.13 of the Company's Current Report on Form 8-K filed with the SEC on December 6, 2005.)

 10.13 Waiver and Amendment Agreement dated March 16, 2006, between Broadcast International, Inc. and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.14 of the Company's Current Report on Form 8-K filed with the SEC on March 20, 2006.)

 14.1 Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

 21.1 Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 on Form 10-KSB of the Company's annual Report filed with the SEC on April 1, 2005.)

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of2002

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Fees for professional services provided by our independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:


                                       2005          2004
                                     --------      --------
      Audit fees                     $ 70,500      $ 44,400
      Audit-related fees                   -          5,275
      Tax fees                         3,500          3,500
      All other fees                       -             -
                                     --------      --------
     Total                           $ 74,000      $ 53,175
                                    =========      ========

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

                                  Broadcast International, Inc.


Date: March 31, 2006              /s/  Rodney M. Tiede
                                  By:  Rodney M. Tiede
                                  Its: President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 2006              /s/  Rodney M. Tiede
                                  By:  Rodney M. Tiede
                                  Its: President, Chief Executive Officer and
                                       Director
                                      (Principal Executive Officer)

Date: March 31, 2006              /s/  Randy L. Turner
                                  By:  Randy L. Turner
                                  Its: Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

Date: March 31, 2006              /s/  Reed L. Benson
                                  By:  Reed L. Benson
                                  Its: Director

Date: March 31, 2006              /s/  James E. Solomon
                                  By:  James E. Solomon
                                  Its: Director

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders of
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Broadcast International, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcast International, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2006

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Broadcast International, Inc.


We have audited the accompanying consolidated balance sheet of Broadcast International, Inc. and subsidiaries, as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses and used cash from operations during the year ended December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tanner LC
Salt Lake City, UT
February 18, 2005

                  Broadcast International, Inc.
                    CONSOLIDATED BALANCE SHEETS


                                                     December 31
                                            ---------------------------
                                                 2004         2005
                                            ------------- -------------
ASSETS:
Current assets
   Cash and cash equivalents                $    173,536  $    446,491
   Trade accounts receivable, net                479,382     1,186,634
   Inventory                                      20,066       235,279
   Prepaid expense                               192,881       589,370
                                            ------------- -------------
Total current assets                             865,865     2,457,774

Property and equipment
   Furniture and fixtures                         77,939        77,803
   Leasehold improvements                        237,108       237,108
   Machinery and equipment                     1,748,049     1,693,433
   Accumulated depreciation and amortization  (1,298,325)   (1,504,182)
                                            ------------- -------------
Property and equipment, net                      764,771       504,162

Other assets
   Patents, at cost                              179,084       201,565
   Debt offering costs                                 -       717,121
   Deposits and other assets                       7,824         7,824
                                            ------------- -------------
Total other assets                               186,908       927,110
                                            ------------- -------------

Total assets                                $  1,817,544  $  3,889,046
                                            ============= =============


(see the accompanying notes to consolidated financial statements)

                  Broadcast International, Inc.
             CONSOLIDATED BALANCE SHEETS (continued)

                                                      December 31
                                              ---------------------------
                                                    2004       2005
                                              ------------- -------------
LIABILITIES:

Current liabilities
   Accounts payable                           $    139,768  $  1,176,100
   Payroll and related expenses                    165,592       185,627
   Other accrued expenses                           81,189       347,400
   Unearned revenues                               205,078       776,941
   Current portion of long-term obligations         70,187        70,187
   Derivative valuation                                  -     3,012,000
                                              ------------- -------------
Total current liabilities                          661,814     5,568,255

   Senior convertible debt (net of
     $2,375,002 discount)                                -       624,998
   Other long-term obligations                     570,557       105,280
   Deferred bonus payable                          600,000       600,000
                                              ------------- -------------
Total liabilities                                1,832,371     6,898,533

Commitments and contingencies                            -             -

STOCKHOLDERS DEFICIT:
   Preferred stock, no par value; 10,000,000
    shares authorized, none issued                       -             -
   Common stock, $.05 par value; 40,000,000
    shares authorized, 21,872,089 and
    20,653,986 shares issued as of
    December 31, 2005 and 2004, respectively     1,032,699     1,093,604
   Additional paid-in capital                   19,458,897    21,985,011
   Accumulated deficit                         (20,506,423)  (26,088,102)
                                              ------------- -------------
Total stockholders' deficit                        (14,827)   (3,009,487)
                                              ------------- -------------

Total liabilities and stockholders' deficit   $  1,817,544  $  3,889,046
                                              ============= =============



(see the accompanying notes to consolidated financial statements)

                  Broadcast International, Inc.
               Consolidated Statement of Operations

                                            For the years ended December 31
                                            -------------------------------
                                                2004              2005
                                            -------------    ------------
Net sales                                   $  5,385,657     $ 5,380,869

Cost of sales                                  5,438,409       6,381,431
                                             ------------     -----------
Gross profit (loss)                              (52,752)     (1,000,562)

Operating expenses:

   Administrative and general                  1,939,319       2,440,763
   Selling and marketing                         732,959         720,841
   Production and maintenance                     35,109               -
   Research and development in process        12,659,094         383,052
                                             ------------     -----------
Total operating expenses                      15,366,481       3,544,656
                                             ------------     -----------

Total operating loss                         (15,419,233)     (4,545,218)

Other income (expense)
   Interest income                                 2,570          29,745
   Interest expense                           (1,095,186)     (1,149,209)
   Derivative valuation gain                           -         (12,000)
   Other income                                   23,137          95,003
                                             ------------     -----------
Total other income (loss)                     (1,069,479)     (1,036,461)
                                             ------------     -----------
Loss before income taxes                     (16,488,712)     (5,581,679)

Provision for income taxes
   Current tax expense (benefit)                       -               -
   Deferred tax expense (benefit)                      -               -
                                             ------------     -----------
Total provision for income taxes                       -               -
                                             ------------     -----------

Net loss                                    $(16,488,712)    $(5,581,679)
                                             ============     ===========

Loss per share basic and diluted            $       (.85)    $      (.26)
                                            =============    ============
Weighted average shares basic and diluted     19,365,000      20,844,000
                                            =============    ============



(see the accompanying notes to consolidated financial statements)


                           Broadcast International, Inc.
              Consolidated Statement of Stockholders Equity (Deficit)
                      Years ended December 31, 2005 and 2004


                                       Common Stock           Additional    Retained
                                  --------------------------- Paid-in       Earnings      Equity
                                    Shares       Amount       Capital       (Deficit)     (Deficit)
                                  ------------- ------------- ------------- ------------- -------------
Balance, January 1, 2004            18,185,736  $    909,287  $  3,870,179  $ (4,017,711) $    761,755

Common stock issued for cash            343,307       17,165       847,755             -       864,920

Common stock issued for services        209,444       10,472       906,524             -       916,996

Common stock issued to IDI
 debt holders                           111,842        5,592       676,630             -       682,222

Common stock issued on
 exercise of options                      3,657          183         3,179             -         3,362

Common stock issued from
  long-term debt conversion             800,000       40,000       760,000             -       800,000

Common stock and warrants
  issued pursuant to contract
  settlement agreement                1,000,000       50,000    11,299,520             -    11,349,520

Beneficial conversion feature                 -            -     1,095,110             -     1,095,110

Net loss                                     -            -             -   (16,488,712)  (16,488,712)
                                 ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2004          20,653,986    1,032,699    19,458,897   (20,506,423)      (14,827)

Common stock issued for cash            41,666        2,083       122,897             -       124,980

Common stock issued for services       307,000       15,350     1,061,820             -     1,077,170

Common stock returned by IDI
 debt holders                          (22,801)      (1,140)        1,140             -             -

Common stock issued from
 debt conversion                       844,966       42,248       802,718             -       844,966

Common stock issued on
 exercise of warrants                   47,272        2,364        (2,364)            -             -
                                 ------------- ------------- ------------- ------------- -------------
Balance forward                     21,872,089 $  1,093,604  $ 21,445,108  $(20,506,423) $ (2,032,289)




                           Broadcast International, Inc.
              Consolidated Statement of Stockholders Equity (Deficit)
                      Years ended December 31, 2005 and 2004


                                       Common Stock           Additional    Retained
                                  --------------------------- Paid-in       Earnings      Equity
                                    Shares       Amount       Capital       (Deficit)     (Deficit)
                                  ------------- ------------- ------------- ------------- -------------

Balance forward                     21,872,089 $  1,093,604  $ 21,445,108  $(20,506,423) $ (2,032,289)

Warrants issued for services                 -            -       315,600             -       315,600

Warrants issued for
  technology R & D                           -            -       288,018             -       288,018

Beneficial conversion feature                -            -         4,832             -         4,832

Extinguishment of Debt                       -            -       (68,547)            -       (68,547)

Net loss                                     -            -             -    (5,581,679)   (5,581,679)
                                 ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2005          21,872,089 $  1,093,604  $ 21,985,011  $(26,088,102) $ (3,009,487)
                                 ============= ============= ============= ============= =============



         (see the accompanying notes to consolidated financial statements)



                           Broadcast International, Inc.
                       Consolidated Statement of Cash Flows

                                                            For the years ended December 31
                                                            -------------------------------
                                                                   2004            2005
                                                             ---------------- -------------
Cash flows from operating activities:
  Net loss                                                   $   (16,488,712) $ (5,581,679)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                                   398,319       367,841
     Loss on retirement of assets                                          -        24,050
     Deferred income tax expense (benefit)                                 -             -
     Common stock issued for services                                916,996       235,170
     Common stock and options issued for research and
      development in process                                      11,439,520       288,018
     Liability assumed for research and development in process     1,219,573             -
     Beneficial conversion expense                                 1,095,110         4,832
     Extinguishment of debt                                                -       (68,547)
     Accretion of senior convertible note                                  -       624,998
     Derivative liability valuation                                        -        12,000
     Allowance for doubtful accounts                                  36,404        62,660
  Changes in assets and liabilities:
     Accounts receivable                                             (73,225)     (769,911)
     Inventories                                                      58,102      (215,213)
     Prepaids and debt offering costs                                (31,127)       43,390
     Accounts payable                                                (42,960)    1,036,332
     Accrued liabilities                                              23,165       286,245
     Deferred revenues                                               (51,885)      571,863
                                                             ---------------- -------------
  Net cash used in operating activities                           (1,500,720)   (3,077,951)

Cash flows from investing activities:
  Purchase of equipment                                              (80,965)     (131,003)
  Related party note receivable (net)                               (182,799)            -
  Patents                                                           (179,084)      (22,760)
                                                             ---------------- -------------
  Net cash used in investing activities                             (442,848)     (153,763)

Cash flows from financing activities:
  Principal payments - debt                                         (160,955)      (70,187)
  Stock issued for cash                                              864,920       124,980
  Proceeds from exercise of stock options                              3,362             -
  Loan financing                                                   1,095,110     3,449,876
                                                             ---------------- -------------
  Net cash provided by financing activities                        1,802,437     3,504,669
                                                             ---------------- -------------
  Net (decrease) increase in cash and equivalents                   (141,131)      272,955

Cash and equivalents, beginning of year                              314,667       173,536
                                                             ---------------- -------------

Cash and equivalents, end of year                            $       173,536  $    446,491
                                                             ================ =============
Supplemental disclosures of cash flow information:
  Interest paid                                              $            76  $     90,000
  Income taxes paid                                                        -             -



            (see the accompanying notes to consolidated financial statements)

                                        F-8

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

On October 1, 2003, the Company (formerly known as Laser Corporation) acquired BI by issuing shares its common stock representing 98% of the total equity ownership in exchange for all of the issued and outstanding BI common stock. The transaction was accounted for as a reverse acquisition, or recapitalization of BI, with BI being treated as the accounting acquirer. Effective January 13, 2004, the company changed its name from Laser Corporation to Broadcast International, Inc.

On May 18, 2004, the Debtor-in-Possession's Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, the Company issued to the creditors of IDI approximately 111,842 shares of the common stock of the Company. In exchange, the Company received approximately 50,127,218 shares of the common stock of IDI. Additionally, the Company had previously acquired convertible preferred stock which, if converted, equated to approximately 1,050,000 shares of the common stock of IDI. The transaction with IDI was accounted for as a purchase of IDI by the Company. At December 31, 2005, the Company owned, on a fully diluted basis, approximately 51,177,218 common share equivalents, representing approximately 86%, of the equity of IDI.

The consolidated financial statements herein include the operations of BI from January 1, 2004 to December 31, 2005, and the operations of IDI from May 18, 2004 to December 31, 2005. IDI produced losses from operations during the period May 18, 2004 to December 31, 2005; therefore, 100% of the results from operations have been included in the Company's consolidated statements. All intercompany transactions and balances have been eliminated in consolidation.


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

Cash and Cash Equivalents
-------------------------
We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004 we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Trade Account Receivables
-------------------------
Trade account receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. After the receivable becomes past due, it is on non-accrual status and accrual of interest is suspended.

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

Patents
-------
Patents represent initial legal costs incurred to apply for US and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years. We have filed several patents in the United States and foreign countries. As of December 31, 2005, only Singapore had granted patent rights. We are in the final stages of patent registration with other foreign countries and expect to soon receive registration status. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $279 for the year ended December 31, 2005.

Estimated amortization expense, if all patents were issued at the beginning of 2006, for each of the next five years is as follows:


               Year ending December 31:
               2006                         $  10,110
               2007                            10,110
               2008                            10,110
               2009                            10,110
               2010                            10,110

Long-Lived Assets
-----------------
We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Fair value is determined by using cash flow analyses and other market valuations.

Stock Compensation
------------------
We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for employees, except when the exercise price is below the market price of the stock on the date of grant. Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2005 and 2004 consistent with the provisions of SFAS No. 123, our approximate net loss and loss per share would have been the pro forma amounts indicated below:


                                                   Years Ended December 31,
                                                      2004        2005
                                                 ------------- -------------
Net loss, as reported                            $(16,488,712) $ (5,581,679)
Addback:
  Stock-based employee compensation expense
  Determined under intrinsic value based method
  For all awards, net of related tax effects                -             -
Deduct:
  Total stock- based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects  (366,740)     (815,548)
                                                 ------------- -------------

Pro forma net loss                               $(16,855,452) $ (6,397,227)
                                                 ============= =============
(Loss) earnings per share:
   Basic and diluted - as reported               $      (0.85) $      (0.26)
                                                 ============= =============
   Basic and diluted - pro forma                 $      (0.87) $      (0.31)
                                                 ============= =============

The weighted average fair value of options granted during year ended December 31, 2005 was $2.37 per share. The fair value for the options granted in 2005 were estimated at the date of grant using a Black Scholes option pricing model.

Income Taxes
-------------
We account for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

Revenue Recognition
-------------------
We recognize revenue when evidence exists that there is an arrangement between us and our customers, delivery of equipment sold or service has occurred, the Company's selling price to its customers is fixed and determinable with required documentation, and collectibility is reasonably assured. We recognize as deferred revenue, payments made in advance by customers for services not yet provided.

When we enter into a multi-year contract with a customer that has an established network, to provide installation, network management, satellite transponder and help desk, or combination of these services, we recognize this revenue equally over the period of the agreement. These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed the associated revenue and cost are recognized in the period the work is completed. If we install, for an additional fee, new or replacement equipment to an immaterial number of new customer locations, and the equipment immediately becomes the property of the customer, the associated revenue and cost are recorded in the period in which the work is completed.

When we enter into a multi-year contract to provide equipment, installation, network management, satellite transponder, help desk, or combination of these services, to a customer for the establishment of a new network (or major upgrade to an existing network) where substantial revenue is earned for equipment sales and/or installation work performed at the beginning of the contact, compared to expected on-going future revenue, we normalize revenue recognition by deferring earned revenue over the contracted period. These agreements typically provide for additional fees, once the initial installations are completed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed, the associated revenue and cost are recognized in the period the work is completed. Additionally, as immaterial numbers of new sites are added to the network the associated revenue and cost are recorded in the period in which the work is completed.

When we enter into an agreement to perform equipment sales and/or installation-only services the revenue and cost are recognized in the period the work is completed.

Research and Development
------------------------
Research and development costs are expensed when incurred.

Concentration of Credit Risk
-----------------------------
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of trade accounts receivable. In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations.

Our accounts receivable include three customers whose combined balances represent approximately 68% and 50% of trade receivables as of December 31, 2005 and 2004, respectively and whose related sales revenues account for approximately 62% and 53% of total revenues for the years ended December 31, 2005 and 2004,respectively.

Loss per Common Share
---------------------
The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options and warrants outstanding during the year, using the treasury stock method and the average market price per share during the year. Options to purchase 8,122,747 and 6,415,650 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at December 31, 2005 and 2004, respectively. As we experienced a net loss during the years ended December 31, 2005 and 2004, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such options would be anti-dilutive.

Common Stock Reverse Split
--------------------------
On January 13, 2004, we effected a 10:1 reverse stock split of its common stock. The financial statements reflect the reverse stock split as if it had occurred on January 1, 2004.

Fair Value of Financial Instruments
-----------------------------------
Our financial instruments consist of cash, receivables, notes receivables, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes receivable and notes payable approximates fair value as the individual notes bear interest at market interest rates.

Advertising Expenses
--------------------
We follow the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was $48,339 and $70,890, respectively.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

Reclassifications
-----------------
Certain reclassifications have been made to the 2004 financial statements in order for them to conform to the classifications used for the current year.


Note 3 - Going Concern
-----------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. We are actively seeking options to obtain additional capital and financing. We have commenced a private placement of up to $4,500,000 of our commons stock and as of March 23, 2006 we have raised $456,185 (see Note 15). There is no assurance we will be successful in our efforts.The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 4 - Trade Accounts Receivable
----------------------------------

Our trade accounts receivable are shown in the accompanying balance sheet net of its allowance for uncollectible accounts of $82,402 and $39,574 as of December 31, 2005 and 2004, respectively.

Our largest customer for the year ending December 31, 2005 represented 52% of the year-end accounts receivable balance; this customer was new in 2005. Our accounts receivable aggregate balances for the three largest customers represent approximately 68% and 50% of trade receivables as of December 31, 2005 and 2004, respectively.

Note 5 - Investment in Interact Devices, Inc (IDI)
--------------------------------------------------

We began investing in and advancing monies to IDI in 2001. IDI was developing technology which CodecSys is being developed from. The following describes the various transactions and accounting treatment for its investment in IDI for the years ending December 31, 2005 and 2004.

During 2001 and 2002, we entered into various licensing agreements with IDI to license its technology. In addition to these license agreementswe purchased convertible preferred stock of IDI. On April 1, 2003, we entered into a stock purchase agreement ("Agreement") with three of the co-founders of IDI to purchase shares of IDI owned by such co-founders. Amounts paid by us for such shares were capitalized as part of the Company's investment in IDI.
Coincident to the Agreement, our President was granted the right to vote the remaining shares owned by the founders for a one year period, which resulted in us having the right to vote in excess of 60% of the voting stock of IDI. Pursuant to the Agreement, the founders resigned as officers and members of the Board of Directors of IDI. Our management assumed operational control of IDI and were appointed to the IDI Board. To date, members of our management occupy 3 of the 5 IDI Board seats.

On April 1, 2003, we also entered into a revolving line of credit promissory note with IDI. The note was at our sole discretion and allowed IDI to draw up to $1,000,000. All principal and interest at 10% per annum was due and payable on December 31, 2003. On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection.

We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI's plan of reorganization, whereby we would satisfy the debts of the creditors and obtain certain licensing rights, which had previously been sold to Streamware Solutions, AB by IDI.

Streamware Solutions AB
-----------------------

On February 6, 2004, IDI entered into a license agreement with Streamware Solutions AB (Streamware), a Swedish corporation, which dissolved a previous partner agreement dated April 26, 2002. The license agreement provides Streamware certain rights to the IDI technology, including a 2-year exclusivity for certain companies located in Europe. Use of the technology by Streamware will result in fees being received by the Company.
In association with the license agreement mentioned above, Streamware, or it's shareholders, had the right pursuant to a stock purchase and option grant agreement to purchase up to 250,000 shares of our common stock at a per share price of $2.00, on or before March 4, 2004. Of the 250,000 shares available, 187,500 shares were purchased at approximately 50% below market value, resulting in proceeds for us of $375,000 and a research and development in process expense of $375,000. We granted Streamware the right to purchase these shares in association with the rights to market the IDI technology to the non-exclusive customers located in Europe, which were previously unavailable due to the partner agreement. Additionally, we had granted Streamware shareholders a 2-year option to purchase an additional 1,312,500 shares of our common stock at a per share price of $4.50, at an expense of $2,054,944, which expired on February 6, 2006 and was not exercised.

Additionally, Streamware was issued 1,000,000 shares of common stock pursuant to a stock issuance and option grant agreement also dated February 6, 2004, which were valued at $6,000,000. We also issued to Streamware or its principals an additional 1,500,000 options to purchase our common shares at an exercise price of $4.50 per share, which expired on February 6, 2006 and was not exercised, associated with the agreements mentioned above at an expense of $1,798,075. These agreements were entered concurrently with IDI entering into the license agreement with Streamware. All expenses associated with Streamware and the IDI bankruptcy above were recorded as research and development in process, as part of the on-going development costs of the CodecSys technology.

The Company recorded the following related to the transactions with
Streamware:


        Research and development in process expense,
        stock issued below market                       $    375,000
        Research and development in process expense,
        additional stock issued                            6,000,000
        Research and development in process expense,
        fair value of stock options                        3,853,019
                                                        -------------
        Total research and development in process
        expense from Streamware                         $ 10,228,019
                                                        =============


Assumption and Consolidation of IDI
-----------------------------------

On May 18, 2004, the debtor-in-possession's plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of common stock of the Company, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI.

For the years ended December 31, 2005 and 2004, we have paid approximately $70,187 and $67,114, respectively of the $312,768 original obligation. The a balance remaining as of December 31, 2005 and 2004 was approximately, $175,467 and $245,654, of which $70,187 has been recorded as the current portion with $105,280 and $175,467, respectively as long-term debt.

During the year ended December 31, 2004, we recorded the following net amounts related to the acquisition of research and development in process from IDI from the assumption of liabilities and consolidation of IDI:

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
                                                  ============

During the year ended December 31, 2005 six former debt holders of IDI retuned to us approximately 22,801 shares of our common stock which they had received as part of the debtor-in-possession's plan of reorganization. We accounted for this as a reduction in the number of outstanding shares of our common stock with a corresponding increase in additional paid in capital

IDI Co-Founders Settlement
--------------------------
On September 1, 2004, we entered into a settlement agreement with the co-founders of IDI related to a prior agreement entered into in 2003, in which we agreed to pay a total of $90,000, in cash, to the co-founders in four monthly payments of $22,500, beginning September 2004. In exchange for such payment, the IDI co-founders agreed to terminate the prior agreement and return shares of IDI stock to IDI to satisfy certain obligations owed to IDI by such co-founders. The $90,000 expense is recorded in research and development in process. Additionally, we granted the co-founders warrants to purchase 450,000 shares of our common stock at a purchase price of $6.25 per share, immediately exercisable. We recognized an expense in research and development in process, of $1,121,502 using a Black-Scholes option-pricing model which brings the total expense to $1,211,502 for the co-founders settlement.

Summary
-------

We have taken the position that the payment of cash, assumption of liabilities, issuance of stock and stock options in order to modify or terminate liability agreements, license rights and continued development of the CodecSys technology should be recorded as an expense because these transactions represent costs to terminate or alter license rights, acquire or continue development of an unproven technology. Also, we believe that to record the transaction otherwise could be misleading to a reader of the financial statements through recording an intangible asset for an unproven technology. The current status of the CodecSys technology is that there have been only few sales of the products embodying the technology. There is a great deal of development that needs to be completed before any sales of the product can commence in a commercially sustainable fashion. With that in mind, we have taken the position that it is most proper to expense the above transactions as a research and development in process expense. The summary of expenses related to IDI and Streamware recorded in the year ending December 31, 2004 follows:

                                                             2004
                                                        -------------
     Streamware stock and options                       $ 10,228,019
     Assumption and consolidation of IDI                   1,219,573
     IDI Co-founders settlement (cash and options)         1,211,502
                                                         -------------
                                                         $ 12,659,094


Note 6 - Long-term Obligations
------------------------------

Senior Convertible Promissory Note
-----------------------------------

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights, to four institutional funds. The senior secured convertible notes are due May 16, 2008 and were originally convertible into 1,200,000 shares of common stock of the Company at a conversion price of $2.50 per share. On March 16, 2006 we entered into a Waiver and Amendment Agreement (discussed below), which adjusted the conversion rate to $1.50 per share. The private placement transaction may ultimately result in gross proceeds to us of up to $13,800,000 if the additional investment rights and warrants to purchase common stock are exercised in full. The warrants and the embedded conversion feature of the senior secured convertible notes have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

We issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively. The $2.50 conversion price of the senior secured convertible notes and the $2.50 and $4.00 exercise price of the A Warrants and the B Warrants, respectively, are subject to adjustment pursuant to standard anti-dilution rights. On March 16, 2006 we entered into a Waiver and Amendment Agreement (discussed below), which adjusted the exercise price of both the A and B warrants to $2.00 per share. These rights include (i) equitable adjustments in the event the Company effects a stock split, dividend, combination, reclassification or similar transaction; (ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of the common stock; and (iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share. In no event, however, will the conversion price or exercise price be adjusted below $0.50 per share for the reset provision.

The conversion feature and the prepayment provision of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model. The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well. At the end of each quarterly reporting date, the values of the derivatives are evaluated and adjusted to current fair value. The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities. The prepayment provision may not be exercised by us until May 16, 2007, and then only in certain limited circumstances. For all periods since the issuance of the senior secured convertible notes, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the notes.

As of December 31, 2005, we recorded an aggregate derivative liability of $3,012,000 and a derivative valuation loss of $12,000 to reflect the change in value of the aggregate derivate liability since May 16, 2005. The aggregate derivative liability of $3,012,000 included $1,356,000 for the conversion feature and $1,656,000 for the warrants. These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 4.33%; (ii) expected life (in years) of 2.50 for the conversion feature and 4.50 for the warrants; (iii) expected volatility of 86.46%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.25.

The principal value of $3,000,000 of the senior secured convertible notes are being accreted over the term of the obligations, for which $624,998 was included in interest expense for the year ended December 31, 2005. The notes bear a 6% annual interest rate payable semi annually, and for the year ended December 31,2005, $112,500 was included in interest expense.

The senior secured convertible notes required that we secure an effective registration statement with the Securities and Exchange Commission within 120 days from May 16, 2005 (September 13, 2005). Section 4(a) of the senior secured convertible notes enumerates circumstances that are considered an event of default. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash. In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount is calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration. We were in default under Section 4(a)(viii), related to the effective date of our registration statement, beginning October 13, 2005 until February 3, 2006, at which time the event of default was cured and is no longer continuing. For the year ended December 31, 2005, we accrued $218,000 as additional interest expense for this default.

On March 16, 2006 we entered into a Waiver and Amendment Agreement with the four instructional investors in which the then aggregate default amount of $284,000 was satisfied by adjusting the conversion rate on the notes from $2.50 to $1.50. If the total sum of the $3,000,000 notes were converted it would, result in the issuance of 2,000,000 shares of common stock of the Company. Additionally, the exercise price of both the A and B Warrants was lowered to $2.00 per share. As a condition of this agreement we must raise $3,000,000 of cash financing from the sale of our securities by September 30, 2006 or we will be in default.

Convertible Line of Credit Promissory Note
------------------------------------------

On December 23, 2003, we entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. We could obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the year ended December 31, 2004, the Company borrowed $1,095,110, making the aggregate amount borrowed at December 31, 2004, $1,195,090. On September 30, 2004, the lenders exercised their conversion rights and converted a total of $800,000 ($400,000 each) of the $1,195,090 into 800,000 shares of common stock. The remaining balance of the note at December 31, 2004 was $395,090.

During the year ended December 31, 2005 we borrowed $449,876 and on December 30, 2005 the lenders exercised their conversion rights and converted the aggregate total of the note of $844,966 ($422,483 each) into 844,966 shares of common stock of the Company. As of December 31, 2005 all amounts borrowed pursuant to the convertible line of credit have been converted to common stock.

The note bore an annual interest rate of 6%, however, accrued interest was forgiven upon conversion pursuant to the terms of the line of credit. During the year ending December 31, 2005 we recorded $68,547 as gain on early extinguishment of debt in other income and $4,832 for the beneficial conversion feature as an increase in interest expense. For year ended December 31, 2004, we recorded $1,095,110, as a convertible beneficial conversion feature associated with the advances made under the line of credit. This amount is included in interest expense.

IDI Bankruptcy Settlement
-------------------------

On May 18, 2004, the plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a part of this confirmation, we assumed liabilities to be paid in cash of approximately $312,768. The approximately $682,222 of liabilities to be paid in stock was paid prior to December 31, 2004. For the years ended December 31, 2005 and 2004, we had paid approximately $70,187 and $67,114, respectively of the $312,768 original obligation. The a balance remaining as of December 31, 2005 and 2004 was approximately, $175,467 and $245,654, of which $70,187 has been recorded as the current portion with $105,280 and $175,467, respectively as long-term debt. See Notes to Consolidated Financial Statements, Note 5 Investment in Interact Devices, Inc.


Note 7 - Operating Leases
--------------------------

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047. We occupy the space at the executive offices under an 18-month lease, the term of which ends October 31, 2007. The lease covers approximately 13,880 square feet of office space leased at a rate of $24,108 per month. Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $8,797 per month.
The studio lease expires on November 30, 2008. We have also entered into a cancelable lease for 1,630 square feet of office space located at 160 Blue Ravine, in Folsom, California 95630.This space has been used for the development of our CodecSys technology. This lease is for a one-year term and expires on December 31, 2006, and is leased at a rate of $2,600.00 per month. To the extent we continue the development program in California, we do not anticipate any problem with locating suitable space. The Company has no other properties. The Company recognized rent expense of approximately $446,600 and $414,400 in 2005 and 2004, respectively.

The Company also leases copy machines on a multi-year lease that expires on February 25, 2007 at a minimum rate of $1,037 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2005 are as follow:


                    2006      $433,100
                    2007       351,400
                    2008        99,600
                              --------
                              $884,100

Note 8 - Income Taxes
---------------------

The (expense) benefit for income taxes differs from the amount computed at the federal statutory rates as follows:

                                                         Years Ended
                                                         December 31,
                                                       2004        2005
                                                 --------------- -------------
     Federal income tax (expense)
       benefit at statutory rates                $    5,326,000  $  1,869,500
     State income tax (expense)
       benefit at statutory rates                       824,000        98,395
     Options issued in contract terminations         (1,855,000)            -
     Other                                               81,000             -
     Change in valuation allowance                   (4,376,000)   (1,967,895)
                                                 --------------- -------------
                                                 $            -  $          -
                                                 =============== =============

Deferred tax assets (liabilities) consist of the following:

                                                          December 31,
                                                 -----------------------------
                                                      2004          2005
                                                 --------------- -------------
     Assets:
      Net operating loss carryforwards           $    6,795,000  $  7,897,996
      General business and AMT
       credit carryforwards                             226,000       226,000
      Deferred compensation                             224,000       309,900
      Impairment of investment                          804,000             -
      Depreciation                                       58,000        42,585
                                                 --------------- -------------
     Total deferred tax assets                   $    8,107,000  $  8,476,481
                                                 =============== =============
     Liabilities
      Depreciation                                      (24,000)            -
                                                 --------------- -------------
     Total deferred tax liabilities              $      (24,000) $          -
                                                 =============== =============

     Net deferred tax assets and liabilities          8,083,000     8,476,481

     Valuation allowance                             (8,083,000)   (8,476,481)
                                                 --------------- -------------

     Total, net deferred tax assets              $            - $           -
                                                 =============== =============

We have net operating loss carryforwards for tax purposes of approximately $20,000,000 at December 31, 2005 available to offset future taxable income which begin to expire in 2006. Should a change of more than 50 percent in the our ownership occur, any future benefits from such carryforwards may be substantially lost. During the year ended December 31, 2003, we had a change of over 50% ownership due to the reverse acquisition of Laser Corporation. Therefore, net operating losses of approximately $2,253,000 were excluded from future use and are excluded from the $20,000,000 noted above. At December 31, 2005, a valuation allowance has been established for the net deferred tax asset due to the unce rtainty of realization.


Note 9 - Preferred and Common Stock
------------------------------------

We have authorized two classes of stock, preferred stock with no par value and common stock with a $.05 par value. No preferred stock has been issued, while 21,872,089 shares of common stock were issued and outstanding at December 31, 2005. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

Private Placements Memorandums
------------------------------
At different times during the years ended December 31, 2005 and 2004, we entered into various private placement transactions with qualified investors pursuant to which we sold 41,666 and 155,807 shares of common stock resulting in $124,980 and $489,920 in proceeds, respectively. Included in the sales during 2005 and 2004 were 33,333 and 99,974 shares sold to Broadcast International, LTD representing $99,980 and $299,920 in proceeds, respectively. In each of the transactions, each purchased share included an attached warrant to acquire one share of our common stock within one year at a purchase price of $.50 per share greater than the subscription price of the share purchased. We intend to seek additional funding on similar or even unrelated terms and conditions.


Note 10 - Stock Option Plan
---------------------------

We have adopted a stock option plan available to its employees. Options to purchase shares of common stock of the Company are granted at a price not less than 100% of the estimated market price on the date granted. Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted except to stockholders who own greater than 10% of the outstanding shares of the Company, for whom options expire 5 years after being granted. Options granted generally vest on a three-year vesting schedule, after the first year vesting at the rate of one-third each year. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeit. The information presented is shown as though the 10:1 reverse split of January 13, 2004 had been completed at January 1, 2004. The following table summarizes option and warrant activity during the years ended December 31, 2004 and 2005.

                                           Options
                                           and Warrants  Options or Warrants
                                           Outstanding   Price Per Share
                                           ------------- -------------------
Outstanding at January 1, 2004                2,969,024
      Options granted                           258,000       4.00 -  6.05
      Warrants issued                         3,395,807       3.50 -  6.25
      Expired                                      (600)     16.88 - 45.90
      Forfeited                                (202,924)       .33 -  4.00
      Exercised                                  (3,657)       .55 -  1.00
                                           -------------
Outstanding at December, 31, 2004             6,415,650  $    0.02 - 45.90

      Options granted                           605,000       2.25 -  3.30
      Warrants issued                         1,361,667       2.50 -  4.00
      Expired                                  (134,107)      3.50 - 45.90
      Forfeited                                  (5,463)       .33 -  4.00
      Exercised                                (120,000)      2.50 -  2.50
                                           -------------
Outstanding at December, 31, 2005             8,122,747  $    0.02 - 45.90
                                           =============

The following table summarizes information about stock options and warrants outstanding at December 31, 2005.



                               Outstanding             Exercisable
              ---------------------------------------------------------------
                            Weighted
                            Average      Weighted                  Weighted
Range of                    Remaining    Average                   Average
Exercise      Number        Contractual  Exercise    Number        Exercise
Prices        Outstanding   Life(years)  Price       Exercisable   Price
------------- ------------- ------------ ----------- ------------- ----------
$       0.02     1,524,168         4.25  $     0.02     1,524,168  $    0.02
        0.04       248,383         4.58        0.04       248,383       0.04
   0.33-0.55       989,229         6.86        0.53       756,981       0.52
   3.50-6.25     5,356,167         2.72        4.23     4,891,500       4.28
  9.50-11.50         2,800         4.28       10.61         2,800      10.61
 36.25-45.90         2,000         3.82       40.11         2,000      40.11
------------- ------------- ------------ ----------- ------------- ----------
$.02 - 45.90     8,122,747         3.57  $     2.87     7,425,832  $    2.89
=============================================================================


Note 11 - Retirement plan
--------------------------

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan. We match contributions up to 100% of the first 3% of participant's compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31,2005 and 2004, we made matching contributions totaling $65,209 and $68,543, respectively.

Note 12 -  First Securities ASA
-------------------------------

We entered into an engagement agreement dated October 11, 2005 with First Securities ASA, a leading Norwegian investment-banking firm, to provide investment-banking services regarding a potential initial public offering of common stock of the Company on the Oslo Stock Exchange. The agreement contemplated, among other things, that we would raise between $10 and $25 million by the end of the first quarter of 2006, subject to development of our revenues and profitability, market conditions in general, acceptance for listing by the Oslo Stock Exchange and the interest for our shares in the capital markets. We paid a retainer of $200,000 to First Securities and have incurred $222,951 of additional expenses. All expenses have been included in general and administrative expense. We have decided to terminate the proposed initial public offering but continue to consider private financing opportunities through First Securities.


Note 13 - Supplemental cash flow information
--------------------------------------------

2005
----

..    354,272 shares of common stock valued at $1,392,770 were issued as compensation for services rendered by consultants. Of the 354,272 shares issued, 47,272 resulted from a cashless exercise options made available from 120,000 warrants issued to purchase common stock of the company at an exercise price of $2.50 per share. Of the $1,392,770, $235,170 was for services rendered immediately while $1,157,600 was for services rendered over a period of time or were the result of costs associated with our senior convertible debt, therefore they have been recorded as prepaid expense to be recognized over the length of each individual contract. As of December 31, 2005 the following indicates the expected pre-paid consulting expense to be recognized and included in general and administrative expense:

                    Year        Amount
                    ----     ----------

                    2005     $  288,167
                    2006        563,908
                    2007        222,197
                    2008         83,328
                                 ----------
                    Total    $1,157,600

..     A non-cash research and development in process expense of $288,018 was recorded for warrants to purchase 1) 130,000 shares of common stock of the Company at an exercise price of $2.95 per share, issued to a consultant for the rights to use their patent pending technology and 2) 100,000 shares of common stock of the Company, vesting over a 3-year period, at an exercise price of $2.55 per share, issued to two individuals serving on our Technology Committee for work performed in enhancing and evaluating the CodecSys technology. A total value
      $227,000 for these warrants was determined using a Black-Scholes pricing model with the Company recording an $18,918 expense in research and development in process for the year ending 2005.

..     $4,832 of beneficial conversion feature expense was recognized on the convertible line of credit, which was recorded as an increase to additional paid-in capital and interest expense. Additionally, we recognized $68,547 of gain on extinguishment of debt as other income and a reduction in additional paid-in capital. See Note 6.

..     A non-cash expense of $624,998 was recorded for the accretion of the senior convertible debt as interest expense. See Note 6.

..     A non-cash loss of $18,000 was recorded in other income expenses part of the valuation of the embedded derivative associated with the senior convertible debt. See Note 6.

..     844,966 shares were issued to satisfy $844,966 of debt on the convertible line of credit.  See Note 6.

..     22,801 shares of common stock of were returned by former debt holders of
      IDI. See Note 5.

2004
-----

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

Note 14 - Recent Accounting Pronouncements
------------------------------------------

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

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for small business issuers for interim periods or the fiscal year beginning after December 15, 2005 and, thus, will be effective for us beginning with the first quarter of 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R and expect the adoption to have a material impact on our financial position and results of operations. See Stock Compensation in
Note 2 of our Notes to Consolidated Financial Statements for more information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, Accounting for Stock Based Compensation, to stock based employee compensation.

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

In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections, which requires retrospective application (the application of the changed accounting principle to previously issued financial statements as if that principle had always been used) for voluntary changes in accounting principle unless it is impracticable to do so. Previously, the cumulative effect of such changes was recognized in net income of the period of the change. The effective date is for changes made in fiscal years beginning after December 15, 2005.

In June 2005, the Emerging Issues Task Force issued three consensuses that are subject to later ratification by the FASB:

The first consensus is EITF 04-5 which establishes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate it. Unless the limited partners have "kick-out rights" allowing them to dissolve or liquidate the partnership or otherwise remove the general partner "without cause," or "participating rights" allowing the limited partners to participate in significant decisions made in the ordinary course of the partnership's business, the general partner(s) hold effective control and should consolidate the limited partnership. This would be effective immediately for newly-formed limited partnerships and for existing limited partnership agreements that are modified. For existing limited partnership agreements that are not modified, it would be effective for the beginning of the first reporting period after December 15, 2005. We do not expect the adoption of EITF 04-5 will have a material impact on our consolidated financial position, results of operations or cash flows.

The second consensus is EITF 05-2 which provides guidance for issuers of debt and preferred stock instruments with conversion features that may need to be accounted for as derivatives. We do not expect the adoption of EITF 05-2 will have a material impact on our consolidated financial position, results of operations or cash flows.

The third consensus is EITF 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not expect the adoption of EITF 05-6 will have a material impact on our consolidated financial position, results of operations or cash flows.

Note 15 -Subsequent Events
---------------------------

Video Processing Technologies Inc. Acquisition
-----------------------------------------------
On January 27, 2006 we acquired 100% of the common stock of Video Processing Technologies Inc. (VPTI) in exchange for an aggregate of 944,063 shares of common stock of the company. VPTI had no revenues in 2005 or 2006 prior to the acquisition. Prior to this acquisition VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which management of Company anticipates incorporating into the CODECSYS technology.


Private Placements Memorandum
-----------------------------
On February 27, 2006 the Board of Directors approved a Private Placement Offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock of the Company at a price of $1.50 per share. Additionally, the holder of each share shall receive a warrant to acquire one share of common stock of the Company. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of March 23, 2006 we have raised proceeds of $456,185 from the sale of 304,123 shares of stock.

Waiver and Amendment Agreement
-------------------------------
On March 16, 2006, we entered into a waiver and amendment agreement with the four institutional funds regarding our default under the forbearance agreement. Under the terms of the waiver, the institutional funds terminated the forbearance agreement and waived any and all defaults under the senior secured convertible notes and related transaction agreements. In consideration of the waiver, we and the funds agreed to amend the transaction agreements as follows: (i) Section 3.12 of the securities purchase agreement was deleted, which provision gave the funds a preemptive right to acquire any new securities issued by us; (ii) Section 3.15(c) of the securities purchase agreement was deleted, which provision prohibited us from completing a private equity or equity-linked financing; (iii) the conversion price, at which the notes are convertible into common shares of the Company, was amended to be $1.50 instead of $2.50; (iv) the exercise price, at which all warrants (A warrants and B warrants) held by the funds are exercisable, was changed to $2.00; and (v) the notes were amended by adding a new event of default, which is that if we fail to raise and receive at least $3,000,000 in cash net proceeds through one or more private or public placements of its securities by September 30, 2006, we are in default under the notes.