Form 10-Q
period 2006-03-31
BROADCAST INTERNATIONAL INC
filed 2006-05-12
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

==============================================================================

                            FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period ended March 31, 2006

                                or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transitional period ________ to __________.


                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
                  -----------------------------
      (Exact name of registrant as specified in its charter)

            Utah                                     87-0395567
-------------------------------           ---------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

      7050 Union Park Ave. #600, Salt Lake City, Utah  84047
      ------------------------------------------------------
       (Address of Principal Executive Offices) (Zip Code)

                          (801) 562-2252
     -------------------------------------------------------
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes (x)   No ( )

As of April 26, 2006, there were 24,048,275 shares of the registrant's common stock, $0.05 par value, outstanding, which is the only class of common or voting stock the registrant has issued.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-23 of the Exchange Act. (check one):

Large accelerated filer ( ) Accelerated Filer ( ) Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Ace). Yes ( ) No (X)

                  Broadcast International, Inc.
       Form 10-Q for the three months ended March 31, 2006


                        Table of Contents


Part I - Financial Information                                        Page

         Item 1.  Financial Statements                                  3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.       17

         Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk                                    24

         Item 4.  Controls and Procedures                              24

Part II - Other Information

         Item 1.  Legal Proceedings                                    26

         Item 1A. Risk Factors                                         26

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                  26

         Item 3.  Defaults Upon Senior Securities                      26

         Item 4.  Submission of Matters to a Vote of Security Holders  26

         Item 5.  Other Information                                    26

         Item 6.  Exhibits                                             27

Signatures                                                             31

Item 1. Financial Information

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Unaudited)

                                               December 31,     March 31,
                                                   2005           2006
                                              -------------   -------------
ASSETS:

Current assets
    Cash and cash equivalents                 $    446,491    $    679,245
    Trade accounts receivable, net               1,186,634         923,913
    Finished goods inventory                       235,279         175,329
    Prepaid expense                                589,370       2,466,976
                                              -------------   -------------
Total current assets                             2,457,774       4,245,463
                                              -------------   -------------
Property and equipment, net                        504,162         445,034
                                              -------------   -------------
Other assets
    Patents, net                                   201,565         201,496
    Debt offering costs                            717,721         642,172
    Deposits and other assets                        7,824         108,538
                                              -------------   -------------
Total other assets                                 927,110         952,206
                                              -------------   -------------
Total assets                                  $  3,889,046    $  5,642,703
                                              =============   =============

LIABILITIES AND STOCKHOLDER DEFICIT:

Current liabilities
    Accounts payable                          $  1,176,100    $  1,224,670
    Payroll and related expenses                   185,627         258,156
    Other accrued expenses                         347,400         138,260
    Unearned revenues                              776,941         689,540
    Current portion of long-term obligations        70,187          70,187
    Derivative valuation                         3,012,000       4,256,000
                                              -------------   -------------
Total current liabilities                        5,568,255       6,636,813

Long-term liabilities
    Senior convertible debt (net of
      $2,375,002 and $2,125,003 discount,
      respectively)                                624,998         874,997
    Other long-term obligations                    105,280          87,733
    Deferred bonus payable                         600,000         600,000
                                              -------------   -------------
Total liabilities                                6,898,533       8,199,543
                                              -------------   -------------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, no par value; 10,000,000
      shares authorized, none issued                     -               -
    Common stock, $.05 par value; 40,000,000
      shares authorized, 21,872,089 and
      24,020,275 shares issued as of
      December 31, 2005 and March 31, 2006,
      respectively                               1,093,604       1,201,014
    Additional paid-in capital                  21,985,011      26,196,911
    Unexercised stock options and warrants               -         486,750
    Accumulated deficit                        (26,088,102)    (30,441,515)
                                              -------------   -------------
Total stockholders' deficit                     (3,009,487)     (2,556,840)
                                              -------------   -------------
Total liabilities and stockholders' deficit   $  3,889,046    $  5,642,703
                                              =============   =============


See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                   Three Months Ended
                                              -----------------------------
                                                 March 31,       March 31,
                                                   2005            2006
                                              -------------   -------------

Net sales                                     $    977,652    $  2,780,398

Cost of sales                                      994,179       2,851,762
                                              -------------   -------------
Gross loss                                         (16,527)        (71,364)
                                              -------------   -------------
Operating expenses:
     Administrative and general                    278,381       1,133,994
     Selling and marketing                         148,419         148,575
     Research and development in process           104,306       1,608,296
                                              -------------   -------------
Total operating expenses                           531,106       2,890,865
                                              -------------   -------------

Total operating loss                              (547,633)     (2,962,229)
                                              -------------   -------------
Other income (expense)
     Interest income                                   996           5,091
     Interest expense                             (249,914)       (436,548)
     Gain on forgiveness of debt                         -         284,000
     Derivative valuation loss                           -      (1,244,000)
     Other income                                    2,504             273
                                              -------------   -------------
Total other income (loss)                         (246,414)     (1,391,184)

Loss before income taxes                          (794,047)     (4,353,413)
                                              -------------   -------------
Provision for income taxes
     Current tax expense (benefit)                       -               -
     Deferred tax expense (benefit)                      -               -
                                              -------------   -------------
Total provision for income taxes                         -               -
                                              -------------   -------------
Net loss                                      $   (794,047)   $ (4,353,413)
                                              =============   =============

Loss per share, basic and diluted             $      (0.04)   $      (0.19)
                                              =============   =============

Weighted average shares, basic and diluted      20,680,000      22,908,000
                                              =============   =============


See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                   Three Months Ended
                                              -----------------------------
                                                March 31,       March 31,
                                                  2005            2006
                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                    $   (794,047)   $ (4,353,413)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                   91,287          70,768
    Beneficial conversion                          249,914               -
    Common stock issued for services                     -         100,000
    Accretion of notes payable                           -         249,999
    Common stock issued for acquisition in
      excess of asset valuation                          -       1,363,126
    Unexercised options and warrant expense              -         486,750
    Derivative liability fair market valuation           -       1,244,000
    Gain on forgiveness of debt                          -        (284,000)
    Provision for losses on accounts receivable      5,000           5,000
  Changes in assets and liabilities:
    Receivables                                    190,340         257,720
    Inventories                                     (2,434)         59,950
    Debt offering costs                                  -          75,549
    Prepaid and other assets                         2,567        (128,321)
    Accounts payable and accrued expenses           19,488         195,960
    Unearned revenue                                  (989)        (87,402)
                                              -------------   -------------
  Net cash used in operating activities           (238,874)       (744,314)
                                              -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash provided in acquisition                           -         500,000
  Purchase of equipment                             (8,233)        (11,570)
  Technology patents                                (6,195)              -
                                              -------------   -------------
  Net cash used in investing activities            (14,428)       (488,430)
                                              -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on debt                       (17,547)        (17,547)
  Proceeds from the sale of stock                  124,980         506,185
  Loan proceeds                                    249,914               -
                                              -------------   -------------
  Net cash provided by financing activities        357,347         488,638
                                              -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          104,045         232,754

CASH AND CASH EQUIVALENTS, BEGINNIG OF PERIOD      173,536         446,491
                                              -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $    277,581    $    679,245
                                              =============   =============


See accompanying notes to consolidated condensed financial statements

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          March 31, 2006

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Broadcast International, Inc. (the "Company") contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at March 31, 2006 and December 31, 2005 and the results of operations and cash flows for each of the three month periods ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2005 is derived from audited consolidated financial statements; however, certain reclassifications, none of which were material, have been made to conform to the March 31, 2006 presentation.

These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.


NOTE 2 - GOING CONCERN

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

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. We are actively seeking options to obtain additional capital and financing. We have commenced a private placement of up to $4,500,000 of our common stock, and as of March 31, 2006, we had raised $506,185 (see Note 8). There is no assurance we will be successful in our efforts. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RECLASSIFICATIONS

Certain 2005 financial statement amounts have been reclassified to conform to 2006 presentations.

NOTE 4 - WEIGHTED AVERAGE SHARES

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options and warrants to purchase 5,781,037 and 6,457,317 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at March 31, 2006 and 2005, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options and warrants was anti-dilutive.

NOTE 5 - STOCK COMPENSATION

Beginning on January 1, 2006, we began accounting for stock-based compensation under the provisions of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" (FAS 123R), which requires the recognition of the fair value of stock-based compensation. We have used the modified prospective application, under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Financial statements for periods prior to 2006 have not been restated. The following table illustrates our interim net income and earnings per share for the three months ended March 31, 2005 in accordance with FAS 123R.

                                                        Three Months
                                                            2005
                                                        -------------
    Net loss, as reported                               $   (794,047)
    Addback:
      Stock-based employee compensation expense
      determined under intrinsic value based method
      for all awards, net of related tax effects                   -
    Deduct:
      Total stock- based employee compensation
      expense determined under fair value based
      method for all awards, net of related
      tax effects                                           (124,767)
                                                        -------------
    Pro forma net loss                                  $   (918,814)
                                                        =============
    Pro forma (loss) earnings per share:
      Basic and diluted - as reported                   $       (.04)
                                                        =============
      Basic and diluted - pro forma                     $       (.05)
                                                        =============


We calculated the fair market value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the options granted for the quarter ending March 31, 2006.

      Risk-free interest rate                           4.58% - 4.59%
      Expected Lives in years                                10.0
      Dividend yield                                            0
      Expected volatility                                    85.80%

Net loss for the 2006 first quarter includes $486,750 of non-cash stock-based compensation expense, which includes $342,500 resulting from 175,000 options granted to two outside directors, $10,362 of a total value of $51,808 for repriced options previously granted to executive management which is being recognized over the remaining five quarters of the vesting period. The repricing of previously vested options accounted for $26,048 and finally the vesting of unexercised options issued prior to January 1, 2006 of $107,840.

The impact on our results of operations for recording stock-based compensation for the quarter ended March 31, 2006 was as follows:

      General and Administration                          $  424,576
      Research and Development in process                 $   62,174
                                                          ----------
      Total                                               $  486,750
                                                          ==========

No common stock or options to purchase common stock of the company were issued for compensation during the quarter ended March 31, 2005.

Due to unexercised options granted at March 31, 2006 we will recognize a total of $1,159,095 of compensation expense over the next three years for employees and consultants as a result of the adoption of FAS 123R based upon option award vesting parameters as shown below:


                    2006         $   741,636
                    2007             251,221
                    2008             166,238
                                 ------------
                    Total        $ 1,159,095
                                 ============

NOTE 6- SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents
-------------------------
We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2006 and December 31, 2005 we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe it is not exposed to any significant credit risk on cash and cash equivalents.

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

Patents
-------
Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years. We have filed several patents in the United States and foreign countries. As of March 31, 2006 three foreign countries had granted patent rights. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $70 for the three months ending March 31,2006. There was no amortization for the three months ended March 31,2005.

Estimated amortization expense, if all patents were issued at April 1, 2006, for each of the next five years is as follows:


          Year ending December 31:
                  2006                      $  7,580
                  2007                        10,110
                  2008                        10,110
                  2009                        10,110
                  2010                        10,110

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

Income Taxes
------------
We account for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

When we enter into an agreement to perform equipment sales and/or installation-only services, the revenue and cost are recognized in the period the work is completed.

Concentration of Credit Risk
----------------------------
Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of trade accounts receivable. In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management's expectations.

Our accounts receivable include three customers whose combined balances represent approximately 83% and 52% of trade receivables as of March 31, 2006 and 2005, respectively and whose related sales revenues account for approximately 84% and 74% of total revenues for the three months ended March 31, 2006 and 2005,respectively. The three largest customers in 2006 are not the same as the three largest customers in 2005, as the Company lost one of those customers and gained a substantial customer. Included in the numbers for 2006 above is our single largest customer for the quarter ended March 31,2006, which provided no revenue in 2005 however, accounted for 62% of our 2006 revenue and represented 49% of our accounts receivable on March 31, 2006. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

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

NOTE 7- SENIOR CONVERTIBLE PROMISSORY NOTES

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes with four institutional funds. The senior secured convertible notes are due May 16, 2008 and were originally convertible into 1,200,000 shares of common stock of the Company. Additionally, we issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively. On March 16, 2006 we entered into a Waiver and Amendment Agreement (discussed below), which adjusted the conversion rate and exercise price of the warrants. The warrants and the embedded conversion feature of the senior secured convertible notes have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

As of March 31, 2006, we recorded an aggregate derivative liability of $4,256,000 and for the quarter ending March 31, 2006. The $1,244,000 change in valuation from the December 31, 2005 balance of $3,012,000 and $4,256,000 was offset by the forgiveness of accrued penalties of $284,000 as part of the Waiver and Amendment Agreement (see below) resulting in a net derivative valuation loss of $960,000. The aggregate derivative liability of $4,256,000 included $2,540,000 for the conversion feature and $1,716,000 for the warrants. These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 4.78%; (ii) expected life (in years) of 2.1 for the conversion feature and 4.1 for the warrants; (iii) expected volatility of 85.80%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.15.

The principal value of $3,000,000 of the senior secured convertible notes are being accreted over the term of the obligations, for which $249.999 was included in interest expense for the quarter ending March 31,2006. The notes bear a 6% annual interest rate payable semi-annually, and for the quarter ending March 31, 2006, $45,000 was recorded as interest expense.

The senior secured convertible notes required that we secure an effective registration statement with the Securities and Exchange Commission within 120 days from May 16, 2005 (September 13, 2005). Section 4(a) of the senior secured convertible notes enumerates circumstances that are considered an event of default. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash. We were in default under Section 4(a)(viii), related to the effective date of our registration statement, beginning September 13, 2005 until February 3, 2006, at which time the event of default was cured and is no longer continuing. During the default period we incurred an aggregate amount due the note holders of $284,000 of which $66,000 was recorded as interest expense in the quarter ended March 31, 2006, and all of which was forgiven by the note holders per the Waiver and Amendment Agreement.

On March 16, 2006, we entered into a Waiver and Amendment Agreement with the four institutional funds regarding our above-mentioned default. Under the terms of the waiver, the institutional funds waived any and all defaults under the senior secured convertible notes and related transaction agreements. In consideration for the $284,000 owed the funds, we and the funds agreed to amend the transaction agreements as follows: (i) Section 3.12 of the securities purchase agreement was deleted, which provision gave the funds a preemptive right to acquire any new securities issued by us; (ii) Section 3.15(c) of the securities purchase agreement was deleted, which provision prohibited us from completing a private equity or equity-linked financing;
(iii) the conversion price, at which the notes are convertible into common shares of the Company, was amended to be $1.50 instead of $2.50; (iv) the exercise price, at which all warrants (A warrants and B warrants) held by the funds are exercisable, was changed to $2.00; and (v) the notes were amended by adding a new event of default, which is that if we fail to raise and receive at least $3,000,000 in cash net proceeds through one or more private or public placements of its securities by September 30, 2006, we are in default under the notes.

On April 21, 2006, two of the institutional funds notified us of their desire to convert an aggregate of $500,000 of their convertible notes into 333,334 shares of common stock of the company. Upon completion of this conversion, the principal balance of the senior convertible notes will be reduced from $3,000,000 to $2,500,000.


NOTE 8- ACQUISITION OF VIDEO PROCESSING TECHNOLOGIES, INC.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. (VPTI) in exchange for an aggregate of 944,063 shares of common stock of the Company valued at $2.00 per share for a total purchase price of $1,888,720. Prior to the acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which management of Company anticipates incorporating into the CodecSys technology.

The following pro forma condensed combined balance sheets have been prepared using the historical financial statements of Broadcast International, Inc. (audited) and Video Processing Technologies, Inc. (unaudited). VPTI was formed on December 12, 2005 and had no revenues or expenses in 2005 or 2006 prior to the acquisition. These statements of operations assume the exchange had occurred on December 31, 2005.


              Consolidated Condensed Balance Sheets

                                           Video
                            Broadcast    Processing
                          International Technologies               Pro Forma
                              as of        as of      Pro Forma    Combined
                          Dec 31, 2005  Dec 31. 2005 Adjustments  BI and VPTI
                         ------------- ------------ ------------ ------------
                                        (Unaudited)

Cash                     $    446,491  $   500,000  $         -  $    946,491
Other current assets        2,011,253       25,000            -     2,036,253
                         ------------- ------------ ------------ ------------

Total current assets        2,457,744      525,000            -     2,982,744
                         ------------- ------------ ------------ ------------

Total non-current assets    1,431,302      100,000            -     1,531,302
                         ------------- ------------ ------------ ------------
Total assets             $  3,889,046  $   625,000  $         -  $  4,514,046
                         ============= ============ ============ ============

Total current
 liabilities             $  5,568,255  $         -  $         -  $  5,568,255

Long term liabilites        1,330,278            -            -     1,330,278
                         ------------- ------------ ------------ ------------

Total liabilities           6,898,533            -            -     6,898,533

STOCKHOLDERS DEFICIT

Owners' equity             23,078,615      625,000    1,263,720    24,967,335
Accumulated deficit       (26,088,102)           -   (1,263,720)  (27,351,822)
                         ------------- ------------ ------------ ------------
Total liabilities and
 stockholders' deficit   $ 3,889,046  $   625,000  $         -  $  4,514,046
                         ============= ============ ============ =============

Pro Forma Adjustments represent retirement of VPTI owners' equity and excess between the fair value of assets acquired and market value of equity exchanged.

NOTE 9- SUPPLEMENTAL CASH FLOW INFORMATION

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. (VPTI) in exchange for an aggregate of 944,063 shares of common stock of the company. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense. See Note 8.

On February 27, 2006 the Board of Directors approved a Private Placement Offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock of the Company at a price of $1.50 per share. Additionally, the holder of each share shall receive a warrant to acquire one share of common stock of the Company. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of March 31, 2006, we had raised proceeds of $506,185 from the sale of 337,457 shares of stock of which certificates representing 107,500 shares had been delivered as of March 31, 2006.

In March 2006, we issued 766,666 shares of our common stock to two corporations, which provide investor relations services for the Company. The value of these shares of $1,724,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

              2006           $  1,187,499
              2007                487,500
              2008                 50,000
                             ------------
                             $  1,724,999
                             ============

During the quarter ended March 31, 2005 we entered into private placement transactions with qualified investors pursuant to which we sold 41,666 shares of common stock resulting in $124,980 in proceeds, which concluded the funding provided under this offering. In each of the transactions, each purchased share included an attached warrant to acquire one share of our common stock within one year at a purchase price of $.50 per share greater than the subscription price of the share purchased, all of which expired before March 31, 2006 and were not exercised.

On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. The Company may obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders sole discretion, for common shares of the Company at the rate of $1.00 per share. During the quarter ending March 31, 2005, we borrowed $249,914, increasing the aggregate amount borrowed to $645,004.

The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. During the quarter ended March 31, 2005 we recorded $249,914, as convertible beneficial conversion feature associated with the advances made under the line of credit. This amount is included in interest expense. On December 30, 2005, all amounts borrowed on the line of credit were converted to common stock of the Company.

The Company paid no cash for income taxes or interest expense during the quarters ended March 31, 2006 and 2005.

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for small business issuers for interim periods or the fiscal year beginning after December 15, 2005 and, thus, we have adopted 123R effective January 1, 2006.
As of March 31, 2006 we will recognize $1,114,803 of compensation expense for employees and consultants a result of the adoption of 123R over the next three years. See Note E.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140." SFAS 155 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006. We are currently evaluating the impact of SFAS 155.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Opertions

Forward-Looking Information

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

     .   competitive factors;

     .   general economic and market conditions;

     .   rapid technological change;

     .   dependence on commercialization of our CodecSys technology;

     .   dependence on significant customers;

     .   our ability to raise sufficient additional capital;

     .   ineffective internal control systems;

     .   restrictions under our senior secured convertible notes;

     .   our ability to execute our business model;

     .   our ability to hire and retain qualified software personnel;

     .   uncertainty of intellectual property protection; and

     .   one-time or non-recurring events.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

When we enter into a multi-year contract to provide equipment, installation, network management, satellite transponder, help desk, or combination of these services, to a customer for the establishment of a new network (or major upgrade to an existing network) where substantial revenue is earned for equipment sales and/or installation work performed at the beginning of the contact, compared to expected on-gong future revenue, we normalize revenue recognition by deferring earned revenue over the contracted period. These agreements typically provide for additional fees, once the initial installations are completed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed the associated revenue and cost are recognized in the period the work is completed. Additionally, as immaterial numbers of new sites are added to the network the associated revenue and cost are recorded in the period in which the work is completed.

When we enter into an agreement to perform equipment sales and/or installation-only services the revenue and cost are recognized in the period the work is completed.


Results of Operations for the Three Months ended March 31, 2006 and March 31,
2005

Revenues

The Company generated $ 2,780,398 in revenue during the three months ended March 31, 2006. During the same three-month period in 2005, the Company generated revenue of $977,652. The increase in revenue of $1,802,746 or 184% was due primarily to the Company performing work for a single new customer that it did not have in the first quarter of 2005. In the first quarter of 2006, the Company recognized revenue of $2,206,259 related to the sale and installation of equipment, which was an increase of $2,072,800 over the same period in the prior year. This increase was partially offset by a decrease of $201,139 in license fee revenue, which was the result of the Company losing one customer.

The Company's three largest customers sales revenues account for approximately 84% and 74% of total revenues for the quarters ended March 31, 2006 and 2005, respectively. The three largest customers in 2006 are not the same as the three largest customers in 2005, as the Company lost one of those customers and gained a substantial customer. Any material reduction in revenues generated from any one of its largest customers could harm the Company's results of operations, financial condition and liquidity.

Cost of Revenues

Costs of Revenues increased by approximately $1,857,000 to $2,851,762 for the three months ended March 31, 2006, from $994,179 for the three months ended March 31, 2005. The increase was due primarily to increased activity in installation of equipment for our new customer, which resulted in an increase in the costs related to such installation services for the Company's customer. There was not a decrease in the cost of equipment relative to the sales price of the equipment. In addition the general operations department costs increased by approximately $151,000 due to the increase in installation activity. The increases were partially offset by a decrease of approximately $72,000 in satellite distribution costs and depreciation and amortization.

Expenses

General and Administrative expenses for the three months ended March 31, 2006 were $1,133,994 compared to $273,316 for the three months ended March 31, 2005. The increase of approximately $860,678 resulted from an increase in expenses incurred for outside consultants of $359,825, expenses of $424,576 for options and warrants granted, outside director fees of $15,500 and an increase of legal services expense of $22,700. Research and development in process increased by $1,498,925 for the three months ended March 31, 2005 to $1,608,296 from $109,371 for the three months ended March 31, 2005. This increase resulted primarily from recording an $1,363,126 expense equal to the excess of cost over book value for the acquisition of Video Processing Technology, Inc and $62,174 for unexercised option and warrants vesting during the quarter ended March 31, 2006.

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The $486,750 of increased expense for options and warrants granted described above reflects the financial statement impact to us in the first quarter of 2006 related to this new accounting policy.

Interest Expense

For the three months ended March 31, 2006, the Company incurred interest expense of $436,548 compared to interest expense for the three months ended March 31, 2005 of $249,914. The increase of $186,634 resulted from the Company recording interest expense related to our senior secured convertible notes, which were note outstanding during the first quarter of 2005. The interest expense recorded consisted of interest of $250,000 recorded to account for the accretion of the note liability on our balance sheet, a penalty of $66,000 related to a default in the senior notes, which has been cured, interest payable on the notes of $45,000 and amortization of debt offering costs of $75,500.

Net Loss

The Company realized a net loss for the three months ending March 31, 2006 of $4,353,413 compared with a net loss for the three months ended March 31, 2005 of $794,047. The increase in the net loss of $3,559,366 is due primarily to 1) the increase of $860,678 in general and administrative expenses, and 2) the increase of $1,498,925 in research and development in process expenses, (3) the recording of $960,000 of derivative valuation losses, and (4) the increase of $186,634 in interest expense, all as described above. In addition, because the margin realized by us for license fee income is greater than the margin realized for equipment installation revenues, a decrease in license fee income impacts the profitability of the Company. Our license fee income decreased by $201,139 and although the income was replaced by installation service income, the gross margin was not replaced in the same ratio, which added to our Net Loss.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash of approximately $679,245 and total current assets of approximately $4,307,963 compared to total current liabilities of approximately $6,636,814 ($4,256,000 of which is reflected as the derivative valuation of the embedded derivatives in our senior secured convertible notes and related warrants) and total stockholder's deficit of approximately $2,494,341.

For the three months ended March 31, 2006, the Company used approximately $744,314 of cash for operating activities as compared to cash used for operating activities for the quarter ended March 31, 2005 of $238,874. The cash used for operations was provided in both quarters primarily from proceeds from sales of Company common stock and from loan financing.

The Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2005 contained a "going concern" qualification. The Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds. In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds. We used the proceeds from this financing to support our CodecSys research and development and for general working capital purposes. The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum. Interest-only payments are due semi-annually and the first payment of $90,000 was made on November 16, 2005. The notes were originally convertible into 1,200,000 shares of our common stock at $2.50 per share, convertible any time during the term of the notes.

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

The securities purchase agreement contains, among other things, covenants that may restrict our ability to obtain additional capital, to declare or pay a dividend or to engage in other business activities. A breach of any of these covenants could result in a default under our senior secured convertible notes, in which event holders of the notes could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation. The securities purchase agreement provides that we cannot do any of the following without the prior written consent of the holders of at least 85% of the principal amount of the outstanding senior secured convertible notes:

      . issue debt securities or incur, assume, suffer to exist, guarantee or otherwise become or remain, directly or indirectly, liable with respect to certain indebtedness;

      . except for those created under the securities purchase agreement, create, incur, assume or suffer to exist, directly or indirectly, any liens, restrictions, security interests, claims, rights of another or other encumbrances on or with respect to any of our assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom;

      . liquidate, wind up or dissolve (or suffer any liquidation or dissolution);

      . convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any;

      . cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible notes;

      . directly or indirectly enter into or permit to exist any transaction with any of our affiliates or any of our subsidiaries, if any, except for transactions that are in the ordinary course of our business, upon fair and reasonable terms, that are fully approved by our Board of Directors, and that are no less favorable to us than would be obtained in an arm's length transaction with a non-affiliate;

      . declare or pay a dividend or return any equity capital to any holder of any of our equity interests or authorize or make any other distribution to any holder of our equity interests in such holder's capacity as such, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for consideration any of our equity interests outstanding (or any options or warrants issued to acquire any of our equity interests); provided that the foregoing shall not prohibit (i) the performance by us of our obligations under the warrants related to the senior secured convertible notes or the registration rights agreement entered into in connection with the securities purchase agreement, or (ii) us and any of our subsidiaries, if any, from paying dividends in common stock issued by us or such subsidiary that is neither puttable by any holder thereof nor redeemable, so long as, in the case of any such common stock dividend made by any such subsidiary, the percentage ownership (direct or indirect) of us in such subsidiary is not reduced as a result thereof; or

      . directly or indirectly, lend money or credit (by way of guarantee or otherwise) or make advances to any person, or purchase or acquire any stock, bonds, notes, debentures or other obligations or securities of, or any other interest in, or make any capital contribution to, any other person, or purchase or own a future contract or otherwise become liable for the purchase or sale of currency or other commodities at a future date in the nature of a futures contract, with very limited exceptions.

Section 4(a)(xi) of the senior secured convertible notes specifies that it is an event of default if we do not raise at least $3,000,000 by September 30, 2006. To date we have raised approximately $1,000,000 from the sale of our securities. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash. In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount is calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration. We have cured the default by securing an effective registration statement and satisfied the liquidated damages arising due to the default by entering into a waiver agreement as noted above.

On April 21, 2006, two of the institutional funds notified us of their desire to convert an aggregate of $500,000 of their convertible notes into 333,334 shares of common stock of the company. Upon completion of this conversion the principal balance of the senior convertible notes will be reduced from $3,000,000 to $2,500,000.

On June 22, 2005, we secured a new customer contract, which has resulted in revenues of approximately $1,725,000 in the first quarter of 2006. We anticipate that revenues from this customer will increase throughout 2006. We are continuing to train our existing installation technicians on the new equipment and procedures required by the new customer. We anticipate that our negative cash flow will diminish as the new customer makes projects and equipment available and as we are able to perform under the contract.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments. As discussed above, however, the embedded conversion feature and prepayment option of our senior secured convertible notes and our related warrants are deemed to be derivatives and are subject to quarterly "mark-to-market" valuations. Our principal exposure to market risk is currently confined to our cash and cash equivalents. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

Item 4.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Except as noted above, there has been no change in our internal control over financial reporting for the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                   Part II - Other Information

Item 1.    Legal Proceedings

           None.

Item 1A.   Risk Factors

There have been no material changes in risk factors described in our Annual Report of Form 10-KSB for the year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, the we issued a total of 994,063 shares of common stock of the Company to two corporations in exchange for all of the common stock of a third company, included in the assets acquired was an exclusive license to certain patent pending compression technology, which we intend to use in our business.

In March 2006, we issued 50,000 shares of our common stock to a corporation pursuant to a consulting agreement related to locating technologies for us, which could be used by us in our business. This issuance was related to the technology acquired pursuant to the January issuance of our shares described above.

In March 2006, we issued 766,666 shares of our common stock to two corporations, which provide investor relations services for the Company.

In March 2006, we issued 107,500 shares of our common stock to four individuals and one corporation as part of a private placement of our stock in exchange for $161,250. We also grant warrants to the same purchasers to acquire 107,500 shares of our common stock at $2.00 per share.

In February, we granted options to acquire 175,000 shares of our stock to two individuals in consideration of joining our Board of Directors. The options are fully vested, have ten-year terms and have exercise prices of $2.15 and $2.25.

In each of the foregoing transactions, the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to Vote of Security Holders.

           None.

Item 5.    Other Information

           (a) On January 27, 2006, we entered into an Agreement and Plan of Acquisition among the Company, Video Processing Technologies, Inc. (VPTI), and UTEK Corporation (UTEK), under the terms of which we acquired all of the issued and outstanding shares of common stock of VPTI in exchange for 994,063 shares of our common stock.

The assets of VPTI consisted of a license agreement between VPTI and the Regents of the University of California for certain patent pending video compression technology, $500,000, and a prepaid consulting agreement with the developer of the technology.

We will file audited financial statements of VPTI as soon as they are available or with our next periodic report.

          (b) None.


Item 6.   Exhibits



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

 10.14 Agreement and Plan of Acquisition dated January 27, 2006 among Broadcast International, Inc., Video Processing Technologies, Inc. and UTEK Corporation.

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

                                  Broadcast International, Inc.


Date: May 11, 2006                     /s/ Rodney M. Tiede
                                  By:  Rodney M. Tiede
                                  Its: President and Chief Executive Officer
                                       (Principal Executive Officer)

Date: May 11, 2006                     /s/ Randy Turner
                                  By:  Randy Turner
                                  Its: Chief Financial Officer (Principal
                                       Financial and Accounting Officer)