Form 10-Q
period 2006-06-30
BROADCAST INTERNATIONAL INC
filed 2006-08-11
CIK 740726

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

==============================================================================

                            FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the Quarterly Period ended June 30, 2006

                                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transitional period ________ to __________


                 Commission File Number: 0-13316

                  BROADCAST INTERNATIONAL, INC.
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

              Utah                                    87-0395567
-------------------------------            --------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

      7050 Union Park Ave. #600, Salt Lake City, Utah  84047
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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                          Yes ( ) No (X)

As of July 20, 2006, there were 24,919,942 shares of the registrant's common stock, $0.05 par value, outstanding, which is the only class of common or voting stock the registrant has issued.

                  Broadcast International, Inc.
                            Form 10-Q


                        Table of Contents


Part I - Financial Information                                         Page

         Item 1.   Financial Statements                                  3

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        17

         Item 3.   Quantitative and Qualitative Disclosures
                   about Market Risk                                    27

         Item 4.   Controls and Procedures                              27

Part II - Other Information

         Item 1.   Legal Proceedings                                    28

         Item 1A.  Risk Factors                                         28

         Item 2.   Unregistered Sales of Equity Securities
                   and Use of Proceeds                                  28

         Item 3.   Defaults Upon Senior Securities                      28

         Item 4.   Submission of Matters to a Vote of Security Holders  28

         Item 5.   Other Information                                    28

         Item 6.   Exhibits                                             29

Signatures                                                              32

Item 1. Financial Information

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     December 31,   June 30,
                                                        2005         2006
                                                                  (Unaudited)
                                                   ------------- -------------
ASSETS:

Current assets
   Cash and cash equivalents                       $    446,491  $    794,643
   Trade accounts receivable, net                     1,186,634     1,175,636
   Inventory                                            235,279        23,556
   Prepaid expense                                      589,370     1,977,292
                                                   ------------- -------------
Total current assets                                  2,457,774     3,971,127
                                                   ------------- -------------
Property and equipment, net                             504,162       402,229
                                                   ------------- -------------
Other assets
   Patents, net                                         201,565       201,180
   Debt offering costs                                  717,721       472,185
   Deposits and other assets                              7,824       108,538
                                                   ------------- -------------
Total other assets                                      927,110       781,903
                                                   ------------- -------------
Total assets                                       $  3,889,046  $  5,155,259
                                                   ============= =============
LIABILITIES AND STOCKHOLDER DEFICIT:

Current liabilities
   Accounts payable                                $  1,176,100  $  1,424,738
   Payroll and related expenses                         185,627       255,239
   Other accrued expenses                               347,400        51,819
   Unearned revenues                                    776,941       694,667
   Current portion of long-term obligations              70,187        70,187
   Derivative valuation                               3,012,000     2,122,700
                                                   ------------- -------------
Total current liabilities                             5,568,255     4,619,350

Long-term liabilities
   Senior convertible debt (net of $2,375,002
    and $1,562,502 discount, respectively)              624,998       937,498
   Other long-term obligations                          105,280        70,187
   Deferred bonus payable                               600,000       600,000
                                                   ------------- -------------
Total liabilities                                     6,898,533     6,227,035
                                                   ------------- -------------

Stockholders' deficit:
   Preferred stock, no par value; 10,000,000 shares
    authorized, none issued                                   -             -
   Common stock, $.05 par value; 40,000,000 shares
    authorized, 21,872,089 and 24,844,942 shares
    issued as of December 31, 2005 and June 30,
    2006, respectively                                1,093,604     1,242,247
   Additional paid-in capital                        21,985,011    28,039,479
   Unexercised stock options and warrants                     -       571,712
   Accumulated deficit                              (26,088,102)  (30,925,214)
                                                   ------------- -------------
Total stockholders' deficit                          (3,009,487)   (1,071,776)
                                                   ------------- -------------

Total liabilities and stockholders' deficit        $  3,889,046  $  5,155,259
                                                   ============= =============

See accompanying notes to consolidated condensed financial statements



               BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                            Three Months Ended           Six Months Ended
                                        -------------------------- -----------------------------
                                           June 30,     June 30,        June 30,       June 30,
                                             2005         2006            2005           2006
                                        ------------- ------------- -------------- --------------
Net sales                               $    999,495  $  4,283,115  $   1,977,147  $   7,063,513

Cost of sales                                994,829     3,999,406      1,858,206      6,737,357
                                        ------------- ------------- -------------- --------------

Gross profit                                   4,666       283,709        118,941        326,156
                                        ------------- ------------- -------------- --------------
Operating expenses:

  Administrative and general                 804,229       963,536      1,208,347      2,211,341
  Selling and marketing                      229,806       219,448        378,225        368,023
  Research and development in process        112,090       296,903        221,461      1,905,199
                                        ------------- ------------- -------------- --------------
Total operating expenses                   1,146,125     1,479,887      1,808,033      4,484,563
                                        ------------- ------------- -------------- --------------
Loss from operations                      (1,141,459)   (1,196,178)    (1,689,092)    (4,158,407)
                                        ------------- ------------- -------------- --------------
Other income (expense):

  Interest income                              3,814         6,303          4,810         11,394
  Interest expense                          (385,885)     (771,571)      (635,799)    (1,208,119)
  Gain on forgiveness of debt                      -             -              -        284,000
  Derivative valuation gain (loss)        (2,974,027)    1,486,500     (2,974,027)       242,500
  Other income (expense)                      27,576        (8,753)        30,080         (8,480)
                                        ------------- ------------- -------------- --------------
Total other income (expense)              (3,328,522)      712,479     (3,574,936)      (678,705)
                                        ------------- ------------- -------------- --------------

Loss before income taxes                  (4,469,981)     (483,699)    (5,264,028)    (4,837,112)

Income tax benefit                                 -             -              -              -
                                        ------------- ------------- -------------- --------------
Net loss                                $ (4,469,981) $   (483,699) $  (5,264,028) $  (4,837,112)
                                        ============= ============= ============== ==============

Loss per share, basic and diluted       $       (.22) $       (.02) $        (.25) $        (.20)
                                        ============= ============= ============== ==============
Weighted average shares,
 basic and diluted                        20,775,400    24,557,300     20,718,500     23,737,415
                                        ============= ============= ============== ==============

   See accompanying notes to consolidated condensed financial statements








               BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                           Six Months Ended
                                                                      ---------------------------
                                                                        June 30,       June 30,
                                                                           2005         2006
                                                                      ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                            $ (5,264,028) $ (4,837,112)

  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                          183,440       135,396
    Beneficial conversion                                                  449,876             -
    Common stock issued for services                                       235,170       100,000
    Accretion of debt discount                                             125,000       812,500
    Common stock issued for acquisition in excess of
     asset valuation                                                             -     1,363,126
    Unexercised options and warrant expense                                      -       571,712
    Derivative liability fair market valuation                           2,974,027      (242,500)
    Gain on forgiveness of debt                                                  -      (284,000)
    Provision for losses on accounts receivable                              6,747         5,225
  Changes in assets and liabilities:
    Receivables                                                            129,477         5,773
    Inventories                                                             (2,576)      211,723
    Debt offering costs                                                     37,781       245,536
    Prepaid and other assets                                              (245,974)      361,363
    Accounts payable and accrued expenses                                   55,355       306,668
    Unearned revenue                                                       (69,774)      (82,274)
                                                                      ------------- -------------
  Net cash used in operating activities                                 (1,385,479)   (1,326,864)
                                                                      ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                                    (47,151)      (33,077)
  Technology patents                                                       (13,329)            -
                                                                      ------------- -------------
  Net cash used in investing activities                                    (60,480)      (33,077)
                                                                      ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                               (35,093)      (35,093)
  Proceeds from the sale of stock                                          124,980     1,243,186
  Loan proceeds, net                                                     3,449,876             -
  Cash provided in acquisition                                                   -       500,000
                                                                      ------------- -------------
  Net cash provided by financing activities                              3,539,763     1,708,093
                                                                      ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                2,093,804       348,152

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             173,536       446,491
                                                                      ------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  2,267,340  $    794,643
                                                                      ============= =============



   See accompanying notes to consolidated condensed financial statements

                                     5

          BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                          June 30, 2006

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Broadcast International, Inc. (the "Company") contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at June 30, 2006 and December 31, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2006, respectively, with the cash flows for each of the six month periods ended June 30, 2005 and 2006, in conformity with U.S. generally accepted accounting principles. The balance sheet information at December 31, 2005 is derived from audited consolidated financial statements; however, certain reclassifications, none of which were material, have been made to conform to the June 30, 2006 presentation.

These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. We are actively seeking options to obtain additional capital and financing. We have commenced a private placement of up to $4,500,000 of our common stock, and as of June 30, 2006, we had raised $1,243,186 (see Note 9). There is no assurance we will be successful in our efforts. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RECLASSIFICATIONS

Certain 2005 financial statement amounts have been reclassified to conform to 2006 presentations.

The results of operations for the six months ended June 30, 2006 include a $113,811 expense reduction in cost of sales with a corresponding increase in general and administrative expense for costs related to the three months ended March 31, 2006 for changes in operation related to our information systems department.

NOTE 4 - WEIGHTED AVERAGE SHARES

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period. Options and warrants to purchase 6,269,664 and 7,775,596 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at June 30, 2006 and 2005, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options and warrants was anti-dilutive.

NOTE 5 - STOCK COMPENSATION

Beginning on January 1, 2006, we began accounting for stock-based compensation under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which requires the recognition of the fair value of stock-based compensation. We have used the modified prospective application. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Financial statements for periods prior to 2006 have not been restated. The following table illustrates our interim net income and earnings per share for the three and six months ended June 30, 2005 in accordance with FAS 123R.

                                                 Three Months   Six Months
                                                      2005         2005
                                                 ------------- -------------
 Net loss, as reported                           $ (4,469,981) $ (5,264,028)
 Addback:
   Stock-based employee compensation expense
   determined under intrinsic value based method
   for all awards, net of related tax effects               -             -
 Deduct:
   Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related
   tax effects                                        (52,427)     (177,194)
                                                 ------------- -------------
 Pro forma net loss                              $ (4,522,408) $ (5,441,222)
                                                 ============= =============
 Pro forma (loss) earnings per share:
   Basic and diluted - as reported               $       (.22) $       (.25)
                                                 ============= =============
   Basic and diluted - pro forma                 $       (.22) $       (.26)
                                                 ============= =============

We calculated the fair market value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the options granted for the six months ended June 30, 2006.

               Risk-free interest rate     4.58% - 4.59%
               Expected lives in years     10.0
               Dividend yield              0
               Expected volatility         85.80%

Net loss for the three and six months ended June 30,2006 includes $84,962 and $571,712, respectively of non-cash stock-based compensation expense. Included in the three months ended June 30, 2006 is $74,600 for the vesting of unexpired options issued prior to January 1, 2006 and $10,362 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period. Included in the six months ended June 30, 2006 is $342,500 resulting from 175,000 options granted to two outside directors, $182,440 for the vesting of unexercised options issued prior to January 1, 2006, $26,048 for repriced options previously granted to non-executive management employees, and $20,724 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period. The impact on our results of operations for recording stock-based compensation under FAS 123R for the three and six months ended June 30, 2006 was as follows:

                                                        Three         Six
                                                        Months       Months
                                                     ------------ ------------
  General and administration                         $    37,754  $   462,330
  Research and development in process                     47,208      109,382
                                                     ------------ ------------
  Total                                              $    84,962  $   571,712
                                                     ============ ============


No common stock or options to purchase common stock of the Company were issued to employees for compensation during the six months ended June 30, 2005.

Due to unexercised options outstanding at June 30, 2006, we will recognize a total of $1,159,095 of compensation expense over the next three years for employees and consultants as a result of the adoption of FAS 123R based upon option award vesting parameters as shown below:


               2006       $  741,636
               2007          251,221
               2008          166,238
                          -----------
               Total      $1,159,095
                          ===========

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2006.

                                           Options
                                           and Warrants    Options or Warrants
                                           Outstanding     Price Per Share
                                           -----------     ---------------
     Outstanding at December, 31, 2005        8,122,747
     Options granted                            175,000     $2.25 - $2.30
     Warrants issued                            828,790      2.00
     Expired                                 (2,854,567)     3.50 - 36.25
     Forfeited                                   (2,306)      .55 -  4.00
     Exercised                                        -
                                             -----------
     Outstanding at June 30, 2006             6,269,664     $0.02  - $45.90
                                             ===========

                               Outstanding                   Exercisable
                 -------------------------------------- -------------------
                                Weighted-
                                Average     Weighted              Weighted
                                Remaining   Average               Average
Range of           Number      Contractual  Exercise   Number     Exercise
Exercise Prices  Outstanding  Life (years)  Price    Exercisable  Price
---------------------------------------------------------------------------
$       0.02        1,524,168        3.75     $ 0.02    1,524,168   $  0.02
        0.04          248,383        4.09       0.04      248,383      0.04
  0.33- 0.55          987,423        6.36       0.53      987,423      0.53
  2.00- 6.25        3,505,290        2.72       4.88    3,123,123      2.74
  9.50-11.50            2,800        3.78      10.61        2,800     10.61
 36.25-45.90            1,600        4.17      41.08        1,600     41.08
---------------------------------------------------------------------------
$.02 - 45.90        6,269,664        4.81     $ 1.63    5,887,497   $  1.57
===========================================================================

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

Cash and Cash Equivalents
-------------------------
We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2006 and December 31, 2005 we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents
-------
Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years. We have filed several patents in the United States and foreign countries. As of June 30, 2006 three foreign countries had approved patent rights. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $315 and $385 for the three and six months ended June 30, 2006, respectively. Amortization for the three and six months ended June 30, 2005 was $139.

Estimated amortization expense, if all patents were issued at July 1, 2006, for each of the next five years is as follows:

         Year ending December 31:

                  2006              $ 5,055
                  2007               10,110
                  2008               10,110
                  2009               10,110
                  2010               10,110

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

When we enter into a multi-year contract with a customer that has an established network to provide installation, network management, satellite transponder and help desk, or a combination of these services, we recognize this revenue equally over the period of the agreement. These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed, the associated revenue and cost are recognized in the period the work is completed. If we install, for an additional fee, new or replacement equipment to an immaterial number of new customer locations, and the equipment immediately becomes the property of the customer, the associated revenue and cost are recorded in the period in which the work is completed.

When we enter into a multi-year contract to provide equipment, installation, network management, satellite transponder, help desk, or a combination of these services, to a customer for the establishment of a new network (or major upgrade to an existing network) where substantial revenue is earned for equipment sales and/or installation work performed at the beginning of the contact, compared to expected on-going future revenue, we normalize revenue recognition by deferring earned revenue over the contracted period. These agreements typically provide for additional fees, once the initial installations are completed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed, the associated revenue and cost are recognized in the period the work is completed. Additionally, as immaterial numbers of new sites are added to the network, the associated revenue and cost are recorded in the period in which the work is completed.

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

Our three largest customers' sales revenues accounted for approximately 84% and 66% of total revenues, with combined balances representing approximately 83% and 17% of our outstanding accounts receivable for the six months ended June 30, 2006 and 2005, respectively. The three largest customers in 2006 are not the same as the three largest customers in 2005, as we lost one of those customers and gained a substantial new customer. Included in the numbers for 2006 above is our single largest customer for the six months ended June 30, 2006, which provided no revenue for the six months ended June 30, 2005; however, this customer accounted for 67% of our 2006 revenue and represented 70% of our accounts receivable on June 30, 2006. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Fair Value of Financial Instruments
-----------------------------------
Our financial instruments consist of cash, receivables, notes receivables, payables and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of the notes receivable and notes payable approximates fair value as the individual notes bear interest at market interest rates.

NOTE 7- SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On May 16, 2005, we consummated a private placement of $3,000,000 (original) principal amount of 6% senior secured convertible notes with four institutional funds. The senior secured convertible notes are due May 16, 2008 and were originally convertible into 1,200,000 shares of common stock of the Company. Additionally, we issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively. On March 16, 2006, we entered into a waiver and amendment agreement (discussed below), which adjusted the conversion rate of the notes and exercise price of the warrants. The warrants and the embedded conversion feature and prepayment provision of the senior secured convertible notes have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

On April 21, 2006, two of the institutional funds converted an aggregate of $500,000 of their convertible notes into 333,334 shares of common stock of the Company. Upon completion of this conversion, the principal balance of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.

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

As of June 30, 2006, we recorded an aggregate derivative liability of $2,122,700. The $889,300 change in valuation from the December 31, 2005 balance of $3,012,000 included $646,800 representing the value of the notes conversion feature of the 333,334 shares converted (as noted above) on the conversion date, and $244,500 for the change in fair market value of A and B warrants and conversion feature of the remaining $2,500,000 principal amount of the notes at June 30, 2006. The aggregate derivative liability of $2,122,700 included $1,066,700 for the conversion feature and $1,056,000 for the warrants. These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 5.13%;
(ii) expected life (in years) of 1.88 for the conversion feature and 3.88 for the warrants; (iii) expected volatility of 86.53%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.40 per share.

The remaining principal value of $2,500,000 of the senior secured convertible notes is being accreted over the term of the obligations, for which $222,223 and $472,222 was included in interest expense for the three and six months ended June 30, 2006, respectively. The notes bear a 6% annual interest rate payable semi-annually, and for the three and six months ended June 30, 2006, $39,083 and $84,083 was recorded as interest expense, respectively.

The senior secured convertible notes required that we secure an effective registration statement with the Securities and Exchange Commission within 120 days from May 16, 2005 (September 13, 2005). Section 4(a) of the senior secured convertible notes enumerates circumstances that are considered an event of default. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare the entire then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash. We were in default under Section 4(a)(viii), related to the effective date of our registration statement, beginning September 13, 2005 until February 3, 2006, at which time the event of default was cured and is no longer continuing. During the default period, we incurred an aggregate amount due the note holders of $284,000 of which $66,000 was recorded as interest expense in the three months ended March 31, 2006, and all of which was forgiven by the note holders per the waiver and amendment agreement.

On March 16, 2006, we entered into a waiver and amendment agreement with the four institutional funds regarding our above-mentioned default. Under the terms of the waiver, the institutional funds waived any and all defaults under the senior secured convertible notes and related transaction agreements. In consideration for the $284,000 owed the funds, we and the funds agreed to amend the transaction agreements as follows: (i) Section 3.12 of the securities purchase agreement was deleted, which provision gave the funds a preemptive right to acquire any new securities issued by us; (ii) Section 3.15(c) of the securities purchase agreement was deleted, which provision prohibited us from completing a private equity or equity-linked financing;
(iii) the conversion price, at which the notes are convertible into shares of our common stock, was amended to be $1.50 instead of $2.50; (iv) the exercise price, at which all warrants (A warrants and B warrants) held by the funds are exercisable, was changed to $2.00; and (v) the notes were amended by adding a new event of default, which is that if we fail to raise and receive at least $3,000,000 in cash net proceeds through one or more private or public placements of our securities by September 30, 2006, we will be in default under the notes. Due to applicable anti-dilution provisions, subsequent sales of our common stock at $1.50 per share pursuant to our private placement offering (see Note 9) have caused the exercise price of both the A warrants and the B warrants to be reduced further to $1.50 per share.

NOTE 8- ACQUISITION OF VIDEO PROCESSING TECHNOLOGIES, INC.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. (VPTI) in exchange for an aggregate of 994,063 shares of our common stock. Prior to the acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which management of our company anticipates incorporating into the CodecSys technology.

The following pro forma condensed combined balance sheets have been prepared using the historical financial statements of Broadcast International, Inc. (audited) and Video Processing Technologies, Inc. (unaudited). VPTI was formed on December 12, 2005 and had no revenues or expenses in 2006 prior to the acquisition. These statements of operations assume the acquisition had occurred on December 31, 2005.

              Consolidated Condensed Balance Sheets

                                           Video
                            Broadcast    Processing
                          International Technologies               Pro Forma
                              as of        as of      Pro Forma    Combined
                          Dec 31, 2005  Dec 31. 2005 Adjustments  BI and VPTI
                         ------------- ------------ ------------ ------------
                                        (Unaudited)

Cash                     $    446,491  $   500,000  $         -  $    946,491
Other current assets        2,011,253       25,000            -     2,036,253
                         ------------- ------------ ------------ ------------
Total current assets        2,457,744      525,000            -     2,982,744
                         ------------- ------------ ------------ ------------
Total non-current assets    1,431,302      100,000            -     1,531,302
                         ------------- ------------ ------------ ------------
Total assets             $  3,889,046  $   625,000  $         -  $  4,514,046
                         ============= ============ ============ ============

Total current liabilities$  5,568,255  $         -  $         -  $  5,568,255

Total liabilities           6,898,533            -            -     6,898,533

STOCKHOLDERS DEFICIT

Owners' equity             23,078,615      625,000    1,363,126    25,066,741
Accumulated deficit       (26,088,102)           -   (1,363,126)  (27,451,228)
                         ------------- ------------ ------------ ------------
Total liabilities and
 stockholders' deficit   $ 3,889,046   $   625,000  $         -  $  4,514,046
                         ============= ============ ============ =============

Pro Forma Adjustments represent retirement of VPTI owners' equity and excess between the fair value of assets acquired and market value of equity exchanged.

NOTE 9- SUPPLEMENTAL CASH FLOW INFORMATION

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. (VPTI) in exchange for an aggregate of 994,063 shares of our common stock. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense. See Note 8.

On February 27, 2006, the Board of Directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock of the Company at a price of $1.50 per share. Additionally, the purchaser of each share will receive a warrant to acquire one share of common stock of the Company. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of June 30, 2006, we had raised proceeds of $1,243,185 from the sale of 828,790 shares of common stock.

In March 2006, we issued 766,666 shares of our common stock to two corporations, which provide investor relations services for the Company. The value of these shares of $1,724,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

                2006    $   1,187,499
                2007          487,500
                2008           50,000
                        -------------
                        $   1,724,999
                        =============

During the quarter ended March 31, 2005, we entered into private placement transactions with qualified investors pursuant to which we sold 41,666 shares of common stock resulting in $124,980 in proceeds, which concluded the funding provided under this offering. In each of the transactions, each purchased share included an attached warrant to acquire one share of our common stock within one year at a purchase price of $.50 per share greater than the subscription price of the share purchased, all of which expired before March 31, 2006 and were not exercised.

On December 23, 2003, the Company entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. The Company obtained advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit was convertible at the lenders sole discretion for common shares of the Company at the rate of $1.00 per share. During the quarter ended March 31, 2005, we borrowed $449,876, increasing the aggregate amount borrowed to $844,966. The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. During the six months ended June 30, 2005, we recorded $449,876 as convertible beneficial conversion feature associated with the advances made under the line of credit. This amount is included in interest expense. On December 30, 2005, all amounts borrowed on the line of credit were converted to common stock of the Company.

We paid no interest for the six months ended June 30, 2005; however, we paid $87,833 for interest expense in the six months ended June 30, 2006. No cash payments for income taxes were made during the six months ended June 30, 2006 or 2005.

NOTE 10- RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment, which requires companies to measure and recognize compensation expense for all stock based payments at fair value. SFAS 123R is effective for interim periods or the fiscal year beginning after December 15, 2005 and, thus, we have adopted 123R effective January 1, 2006. As of June 30, 2006, we will recognize $1,159,095 of compensation expense for employees and consultants a result of the adoption of 123R over the next three years. See Note 5.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Forward-Looking Information

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

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

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment, relate to the reserves for doubtful accounts receivable, valuation of stock and options issued for services, and revenue recognition.

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

When we enter into a multi-year contract to provide equipment, installation, network management, satellite transponder, help desk, or a combination of these services, to a customer for the establishment of a new network (or major upgrade to an existing network) where substantial revenue is earned for equipment sales and/or installation work performed at the beginning of the contact, compared to expected on-gong future revenue, we normalize revenue recognition by deferring earned revenue over the contracted period. These agreements typically provide for additional fees, once the initial installations are completed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed the associated revenue and cost are recognized in the period the work is completed. Additionally, as immaterial numbers of new sites are added to the network, the associated revenue and cost are recorded in the period in which the work is completed.

When we enter into an agreement to perform equipment sales and/or installation-only services, the revenue and cost are recognized in the period the work is completed.

Executive Overview

We continue to need additional capital to fund our operating activities, including the development of our CodecSys technology. On February 27, 2006, our Board of Directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of our common stock at a price of $1.50 per share. Additionally, the purchaser of each share will receive a warrant to acquire one share of common stock. The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share. As of June 30, 2006, we had raised approximately $1,243,000 from the sale of approximately 828,800 shares of our common stock.

The terms of our senior secured convertible notes specify that it is an event of default if we do not raise at least $3,000,000 by September 30, 2006. We are continuing to pursue sales of our common stock pursuant to the private placement offering and exploring other alternatives for raising capital.
There is no assurance we will be successful in raising the necessary financing by September 30, 2006. If we are unable to obtain the required funding by such date, an event of default will occur absent a waiver or an amendment of the terms of the notes, of which there can be no assurance. An event of default could ultimately result in the holders of the notes declaring the amounts outstanding due and payable at a premium, together with an increased default rate of interest. All of our assets are pledged as collateral for the obligations due under the notes. Acceleration of the notes may require us to seek bankruptcy protection or liquidation. Even in a bankruptcy proceeding, however, the holders of the notes, as secured lenders, could obtain our assets in order to satisfy the obligations due to them under the notes, in which case we could be forced to terminate operations and liquidate the company.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. (VPTI) in exchange for an aggregate of 994,063 shares of our common stock. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense. Prior to the acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which our management anticipates incorporating into the CodecSys technology.

On April 24, 2006, two of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock. As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000. The outstanding notes are presently convertible into 1,666,666 shares of our common stock.

The conversion feature and the prepayment provision of the senior secured convertible notes have been accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model. The related warrants have been accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well. At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value. The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities. The prepayment provision may not be exercised by the Company until May 16, 2007, and then only in certain limited circumstances. For all periods since the issuance of the senior secured convertible notes, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the notes.


Results of Operations for the Six Months ended June 30, 2006 and June 30, 2005

Revenues

We generated $7,063,513 in revenue during the six months ended June 30, 2006. During the same six-month period in 2005, we generated revenue of $1,977,147. The increase in revenue of $5,086,366 or 257% was due primarily to the Company performing approximately $4,709,200 of increased work for a single new customer. In the first six months of 2006, we recognized revenue of $5,823,933 related to the sale and installation of equipment, which was an increase of $5,425,545 over the same period in the prior year. This increase was partially offset by a decrease of $322,014 in license fee revenue, which was the result of the Company losing one customer.

Sales revenues from our three largest customers accounted for approximately 84% and 66% of total revenues for the six months ended June 30, 2006 and 2005, respectively. The three largest customers in 2006 are not the same as the three largest customers in 2005, as we lost one of those customers and gained a substantial new customer. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues increased by approximately $4,879,150 to $6,737,357 for the six months ended June 30, 2006 from $1,858,206 for the six months ended June 30, 2005. The increase was due primarily to increased activity in installation of equipment for our new customer, which resulted in an increase in the costs related to such installation. In addition, the general operations department costs increased by approximately $318,650 due to the increase in installation activity. The increases were partially offset by a decrease of approximately $99,680 in satellite distribution costs and depreciation and amortization.

Expenses

General and administrative expenses for the six months ended June 30, 2006 were $2,211,341 compared to $1,208,347 for the six months ended June 30, 2005. The increase of approximately $1,002,994 resulted from an increase in expenses incurred for outside consultants of $779,358, expenses of $462,330 for options and warrants outstanding, and outside director fees of $33,050; offset by an decrease of $235,170 in investor relations expense. Research and development in process increased by $1,683,738 for the six months ended June 30, 2006 to $1,905,199 from $221,461 for the six months ended June 30, 2005. This increase resulted primarily from recording a $1,363,126 expense equal to the excess of cost over book value for the acquisition of Video Processing Technology, Inc. Additionally, expenses of $153,855 and $109,382 were recorded for consulting services and unexercised option and warrants vesting during the six months ended June 30, 2006, respectively.

During the first six months of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (FAS 123R), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The $571,712 of increased expense for options and warrants described above reflects the financial statement impact to us in the six months ended June 30, 2006 related to this new accounting policy.

Interest Expense

For the six months ended June 30, 2006, we incurred interest expense of $1,208,119 compared to interest expense for the six months ended June 30, 2005 of $635,799. The increase of $572,320 resulted primarily from the Company recording interest expense related to our senior secured convertible notes and debt offering costs above what was recorded for the first six months of 2005. Of the $572,320 increase, $187,500 was the increased amount recorded in interest expense for the accretion of the note liability on our balance sheet, $61,583 was the increased interest payable on the notes and $207,113 represents the increased amortization of debt offering costs for the six months ended June 30, 2006 over the amounts recorded in prior year. In addition, for the six months ended June 30, 2006, $500,000 was included as interest expense related to the early conversion of $500,000 of principal of the senior notes into 333,334 shares of common stock, and a penalty of $66,000 related to a default in the senior notes, which has been cured. These comparative increases were offset by $449,876 for interest expense related to the conversion feature of our line of credit included in the period ended June 30, 2005. This line of credit was completely converted in December of 2005.

Net Loss

We realized a net loss for the six months ended June 30, 2006 of $4,837,112 compared with a net loss for the six months ended June 30, 2005 of $5,264,028. The decrease in the net loss of $426,916 is primarily due to, (i) a gain of $3,216,527 for derivative valuation, (ii)a $284,000 for gain on forgiveness of debt related to the accrued penalties on our senior convertible debt and,
(iii) a $207,215 increase in gross margin as a result of increased sales activity. These gains were offset by an increase of $1,002,994 in general and administrative expenses, an increase of $1,683,738 in research and development in process expenses, and an increase of $572,320 in interest expense, all as described above.


Results of Operations for the Three Months ended June 30, 2006 and June 30,
2005

Revenues

We generated $4,283,115 in revenue during the three months ended June 30, 2006. During the same three-month period in 2005, we generated revenue of $999,495. The increase in revenue of $3,283,620 or 329% was due primarily to our performing approximately $3,024,300 of increased work for a single new customer. In the three months ended June 30, 2006, we recognized revenue of $3,617,674 related to the sale and installation of equipment, which was an increase of $3,352,745 over the same period in the prior year. This increase was partially offset by a decrease of $120,875 in license fee revenue, which was the result of losing one customer.

Cost of Revenues

Cost of revenues increased by approximately $3,004,600 to $3,999,406 for the three months ended June 30, 2006 from $994,829 for the three months ended June 30, 2005. The increase was due primarily to increased activity in installation of equipment for our new customer, which resulted in an increase in the costs related to such installation. In addition, the general operations department costs increased by approximately $150,640 due to the increase in installation activity. The increases were partially offset by a decrease of approximately $27,750 in depreciation and amortization.

Expenses

General and administrative expenses for the three months ended June 30, 2006 were $963,536 compared to $804,229 for the three months ended June 30, 2005. The increase of approximately $159,300 resulted from an increase in expenses incurred for outside consultants of $418,533, expenses of $37,754 for options and warrants outstanding, and outside director fees of $17,500; offset by an decrease of (i) $235,170 in investor relations expense, (ii) $24,744 in legal expenses, and (iii) approximately $62,500 in employee and travel related expenses. Research and development in process increased by $184,813 for the three months ended June 30, 2006 to $296,903 from $112,090 for the three months ended June 30, 2005. This increase resulted primarily from expenses of $76,093, $59,019 and $47,208 which were recorded for consulting services, patent acquisition costs and unexercised option and warrants vesting during the three months ended June 30, 2006, respectively. The $84,962 of increased expense for options and warrants described above reflects the financial statement impact to us in the three months ended June 30, 2006 related to this new accounting policy.

Interest Expense

For the three months ended June 30, 2006, we incurred interest expense of $771,571 compared to interest expense for the three months ended June 30, 2005 of $385,686. The increase of $385,686 resulted from recording interest expense related to our senior secured convertible notes and debt offering costs above what was recorded for the three months ended June 30, 2005. Of the $385,686 increase, $500,000 was included as interest expense related to the early conversion of $500,000 principal amount of the notes to 333,334 shares of common stock, $16,583 represents the increased interest payable on the notes, and $131,564 represents the increased amortization of debt offering costs. These increases were offset by a $62,499 reduction in the amount recorded in interest expense to account for the accretion of the note liability on our balance sheet and $199,962 which was included in interest expense for the three months ended June 30, 2005 related to the conversion feature of our line of credit, which was completely converted into equity in December of 2005.

Net Loss

We realized a net loss for the three months ended June 30, 2006 of $483,699 compared with a net loss for the three months ended June 30, 2005 of $4,469,981. The decrease in the net loss of $3,986,282 is primarily due to a $4,460,527 gain for derivative valuation and a $279,043 increase in gross margin as a result of increased sales activity. These gains were offset by (i) an increase of $159,307 in general and administrative expenses, (ii) an increase of $184,813 in research and development in process expenses, and
(iii) an increase of $385,686 in interest expense, all as described above. Additionally, we recorded a net $36,329 variance in other income (expense), which increased our net loss for the three months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, we had cash of $794,643 and total current assets of $3,971,127 compared to total current liabilities of $4,619,350 ($2,122,700 of which is reflected as the derivative valuation of the embedded derivatives in our senior secured convertible notes and related warrants) and total stockholder's deficit of $1,071,776.

For the six months ended June 30, 2006, we used approximately $1,326,864 of cash for operating activities as compared to cash used for operating activities for the six months ended June 30, 2005 of $1,385,479. The cash used for operations was provided in both periods primarily from proceeds from sales of Company common stock and from loan financing. We expect to continue to experience negative operating cash flow as long as we continue our CodecSys technology development or until we increase our sales and operating profit significantly.

Our audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 contained a "going concern" qualification. We have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

In connection with the financing, the funds received A warrants to acquire 600,000 shares of our common stock exercisable at $2.50 per share and B warrants to acquire 600,000 shares of our common stock at $4.00 per share.
The waiver agreement changed the exercise price of the warrants to $2.00 per share for both the A warrants and the B warrants. Due to applicable anti-dilution provisions, subsequent sales of our common stock at $1.50 per share pursuant to our private placement offering have caused the exercise price of both the A warrants and the B warrants to be reduced further to $1.50 per share. The warrants are exercisable any time for a five-year period beginning on the date of grant We paid approximately $345,000 in cash for commissions, finders fees and expenses in securing this financing, $240,000 of which was included in prepaid expenses as of December 31, 2005 and will be amortized over the term of the notes.

The $1.50 conversion price of the senior secured convertible notes and the $1.50 exercise price of the warrants are subject to adjustment pursuant to standard anti-dilution rights. These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) "weighted average" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and
(iii) "full ratchet" price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share.

The senior secured convertible notes contain a prepayment provision allowing us to prepay, in certain limited circumstances, all or a portion of the notes, subject to a prepayment premium of 25% of the outstanding principal amount of the notes to be prepaid. Even if we elect to prepay the notes, the note holders may still convert any portion of the notes being prepaid pursuant to the conversion feature thereof.

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

Section 4(a)(xi) of the senior secured convertible notes specifies that it is an event of default if we do not raise at least $3,000,000 by September 30, 2006. To date, we have raised approximately $1,243,000 from the sale of our securities. Although we are continuing our efforts to raise additional capital, there pursuant to our private placement offering is no assurance that we will be able to satisfy this financing requirement before September 30, 2006. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash. In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount is calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration. An event of acceleration may require us to seek bankruptcy or liquidation. Even in a bankruptcy proceeding, however, the holders of the notes, as secured lenders, could obtain our assets in order to satisfy the obligations due to them under the notes, in which case we could be forced to terminate operations and liquidate the company

On April 21, 2006, two of the institutional funds converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock. Upon completion of this conversion, the principal balance of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.

On June 22, 2005, we secured a new customer contract, which has resulted in revenues of approximately $4,739,750 in the first six months of 2006. We anticipate that revenues from this customer will continue throughout 2006. We are continuing to train our existing installation technicians on the new equipment and procedures required by this new customer. We are also adding new installation technicians.

Our monthly operating expenses currently exceed our monthly net sales by approximately $250,000 per month. This amount could increase significantly. Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue. Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from the new customer contract described above, and (iii) sales related to commercial applications of our CodecSys technology. Notwithstanding any additional revenue that may be realized for these sources, we will require additional capital in the near-term to avoid default under out senior secured convertible notes and to continue our current business operations.

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

To date, we have met our working capital needs through funds received from sales of our common stock, borrowings under a convertible line of credit and the senior secured convertible note financing described above. Until our operations become profitable, we must continue to sell equity or find another source of operating capital. There can be no assurance that we will be able to obtain adequate working capital or additional financing at all or on terms favorable to us.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal control over financial reporting for the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information

          (a) None.

          (b) None.

Item 6.   Exhibits



  Exhibit
  Number                 Description of Document
  ------                 ------------------------

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

  4.4 Form of B Warrant issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 4.4 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.1           Employment Agreement of Rodney M. Tiede dated April 28, 2004.
                (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

 10.2           Employment Agreement of Randy L. Turner dated April 28, 2004.
                (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

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

 10.8 Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No. 10.9 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.9 Stock Issuance, Stock Transfer and Option Grant Agreement dated effective as of February 26, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No. 10.10 of the Company's Registration Statement on Form SB-2, filed under cover of From S-3,pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

 10.10 Waiver and Amendment Agreement dated March 16, 2006, between Broadcast International, Inc. and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.14 of the Company's Current Report on Form 8-K filed with the SEC on March 20, 2006.)

 10.11 Agreement and Plan of Acquisition dated January 27, 2006 among Broadcast International, Inc., Video Processing Technologies, Inc. and UTEK Corporation. (Incorporated by reference to Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 11, 2006.)

 14.1 Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company's Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

 21.1 Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 on Form 10-KSB of the Company's annual Report filed with the SEC on April 1, 2005.)

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1           Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                            SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      Broadcast International, Inc.


Date: August 11, 2006                      /s/ Rodney M. Tiede
                                         ------------------------------------
                                      By:  Rodney M. Tiede
                                      Its: President and Chief Executive
                                      Officer (Principal Executive Officer)


Date: August 11, 2006                      /s/ Randy Turner
                                         ------------------------------------
                                      By:  Randy Turner
                                      Its: Chief Financial Officer (Principal
                                      Financial and Accounting Officer)