Form 10-Q
period 2006-09-30
BROADCAST INTERNATIONAL INC
filed 2006-11-14
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.

For the Quarterly Period ended September 30, 2006

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transitional period ________ to __________.

Commission File Number: 0-13316

BROADCAST INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Utah

      87-0395567

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

7050 Union Park Ave. #600, Salt Lake City, Utah  84047

(Address of Principal Executive Offices) (Zip Code)

(801) 562-2252

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (x) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

 Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

As of October 24, 2006, there were 34,586,609 shares of the registrant’s common stock, $0.05 par value, outstanding, which is the only class of common or voting stock the registrant has issued.

Broadcast International, Inc.

Form 10-Q

Item 1. Financial Information

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005		September 30, 2006 (Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$446,491		$2,120,112
Trade accounts receivable, net	1,186,634		822,802
Inventory	235,279		95,142
Prepaid expenses	589,370		1,579,337
Total current assets	2,457,774		4,617,393
Property and equipment, net	504,162		392,598

Other assets
Technology licenses	--		11,200,000
Available for sale securities	--		4,061,658
Patents, net	201,565		200,788
Debt offering costs	717,721		409,227
Deposits and other assets	7,824		8,538
Total other assets	927,110		15,880,211

Total assets	$3,889,046	$	$ 20,890,202

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2005	September 30, 2006 (Unaudited)
LIABILITIES:

Current liabilities
Accounts payable	$1,176,100	$1,229,759
Payroll and related expenses	185,627	322,183
Other accrued expenses	347,400	115,028
Unearned revenue	776,941	655,767
Current debt obligations	70,187	1,070,187
Derivative valuation	3,012,000	2,400,000

Total current liabilities	5,568,255	5,792,924

Long-term liabilities
Senior convertible debt (net of $2,375,002 and $1,354,167 discount, respectively)	624,998	1,145,833
Other long-term obligations	105,280	52,640
Deferred bonus payable	600,000	600,000

Total liabilities	6,898,533	7,591,397

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 21,872,089 and 34,586,609 shares issued as of December 31, 2005 and September 30, 2006, respectively	1,093,604	1,729,330
Additional paid-in capital	21,985,011	45,061,644
Unexercised stock options and warrants	--	777,474
Accumulated other comprehensive loss	--	(1,227,591)
Accumulated deficit	(26,088,102)	(33,042,052)

Total stockholders’ equity (deficit)	(3,009,487)	13,298,805

Total liabilities and stockholders’ equity	$3,889,046	$20,890,202

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2006	2005	2006
Net sales	$1,065,318	$3,914,108	$3,042,464	$10,977,621
Cost of sales	1,251,664	3,781,591	3,109,870	10,518,948
Gross profit (loss)	(186,346)	132,517	(67,406)	458,673
Operating expenses:
Administrative and general	578,569	1,323,002	1,786,915	3,534,343
Selling and marketing	179,306	135,207	557,531	503,230
Research and development	106,228	218,543	327,689	2,123,742
Total operating expenses	864,103	1,676,752	2,672,135	6,161,315
Total operating loss	(1,050,449)	(1,544,235)	(2,739,541)	(5,702,642)
Other income (expense):
Interest income	14,759	8,512	19,569	19,906
Interest expense	(414,518)	(308,793)	(1,050,317)	(1,516,912)
Gain on forgiveness of debt	--	--	--	284,000
Derivative valuation gain (loss)	1,759,134	(277,300)	(1,214,893)	(34,800)
Other income (expense)	1,500	4,978	31,580	(3,502)
Total other income (expense)	1,360,875	(572,603)	(2,214,061)	(1,251,308)
Profit (loss) before income taxes	310,426	(2,116,838)	(4,953,602)	(6,953,950)
Provision for income taxes	--	--	--	--
Net profit (loss)	310,426	(2,116,838)	(4,953,602)	(6,953,950)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	--	(1,227,591)	--	(1,227,591)
Net comprehensive gain (loss)	$310,416	$(3,349,429)	$(4,953,602)	$(8,181,541)

Net income (loss) per share – basic	$0.01	$(0.07)	$(0.24)	$(0.27)
Net income (loss) per share – diluted	$0.01	$(0.07)	$(0.24)	$(0.27)

Weighted average shares – basic………	20,885,800	29,752,500	20,777,700	25,724,300
Weighted average shares – diluted	25,140,400	29,752,500	20,777,700	25,724,300

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	2005	2006
Cash flows from operating activities:

Net loss	$(4,953,602)	$(6,953,950)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,990	199,638
Line of credit beneficial conversion	449,876	--
Common stock issued for services	235,170	100,000
Accretion of debt discount	374,999	1,020,835
Common stock issued for acquisition in excess of asset valuation	--	1,363,126
Unexercised options and warrant expense	--	777,473
Gain on forgiveness of debt	--	(284,000)
Derivative liability valuation	1,214,893	34,800
Allowance for doubtful accounts	14,907	25,225
Changes in assets and liabilities:
Accounts receivable	24,944	338,607
Inventories	(48,106)	140,137
Debt offering costs	113,330	308,494
Prepaid and other assets	(253,890)	879,318
Accounts payable and accrued expenses	305,692	241,843
Deferred revenues	(59,825)	(121,174)
Net cash used in operating activities	(2,304,622)	(1,929,628)

Cash flows from investing activities:

Purchase of equipment	(119,205)	(87,297)
Patents	(22,761)	--
Net cash used in investing activities	(141,966)	(87,297)

Cash flows from financing activities

Principal payments on debt	(52,640)	(52,640)
Proceeds for the sale of stock	124,980	2,243,186
Loan proceed	3,449,876	1,000,000
Cash provided in acquisition	--	500,000
Net cash provided by financing activities	3,522,216	3,690,546
Net increase in cash and cash equivalents	1,075,628	1,673,621
Cash and cash equivalents, beginning of period	173,536	446,491
Cash and cash equivalents, end of period	$1,249,164	$2,120,112

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Broadcast International, Inc. contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at September 30, 2006 and December 31, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2006, respectively, with the cash flows for each of the nine month periods ended September 30, 2005 and 2006, in conformity with U.S. generally accepted accounting principles.  The balance sheet information at December 31, 2005 is derived from audited consolidated financial statements; however, certain reclassifications, none of which were material, have been made to conform to the September 30, 2006 presentation.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.  Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. We are actively seeking additional capital and financing. There is no assurance we will be successful in our future funding efforts. The accompanying statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As of September 30, 2006, we had raised an aggregate of $2,243,186 from the sale of our common stock pursuant to recent funding transactions (see Note 10). Additionally, on September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into an unsecured convertible note securities agreement.  It is intended that the funding provided by Triage will be replaced by a convertible note and accompanying warrants (see Note 8).

NOTE 3 - RECLASSIFICATIONS

Certain 2005 financial statement amounts have been reclassified to conform to 2006 presentations.

NOTE 4 - WEIGHTED AVERAGE SHARES

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period.  Options and warrants to purchase 11,844,664 and 7,830,596 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at September 30, 2006 and 2005, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options and warrants was anti-dilutive.

NOTE 5 - STOCK COMPENSATION

Beginning on January 1, 2006, we began accounting for stock-based compensation   under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which requires the recognition of the fair value of stock-based compensation. We have used the modified prospective application. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  Financial statements for periods prior to 2006 have not been restated. The following table illustrates our interim net income and earnings per share for the three and nine months ended September 30, 2005 in accordance with FAS 123R.

Three Months      Nine Months

   2005

    2005

-----------

------------

 Net income (loss), as reported

$   310,426

$(4,953,602)

 Addback:

   Stock-based employee compensation expense

   determined under intrinsic value based method

   for all awards, net of related tax effects

   --

   --

 Deduct:

   Total stock-based employee compensation

   expense determined under fair value based

   method for all awards, net of related

   tax effects

   (490,547)

   (667,741)

------------

-----------

 Pro forma net loss

$  (180,121)

$(5,621,343)

                                                      ============      ============

 Pro forma income (loss) per share:

   Basic - as reported

$

  .01

$

 (.24)

============

============

   Basic- pro forma

$

 (.01)

$

 (.27)

============

============

   Diluted - as reported

$

  .01

$

 (.24)

============

============

   Diluted - pro forma

$

 (.01)

$

 (.27)

============

============

We calculated the fair market value of each option award on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the options granted for the nine months ended September 30, 2006.

Risk-free interest rate

 4.58% -  4.93%

Expected lives in years

10.0

Dividend yield

 0

Expected volatility

85.80% - 86.58%

Net loss for the three and nine months ended September 30, 2006 includes $205,762 and $777,474, respectively, of non-cash stock-based compensation expense. Included in the three months ended September 30, 2006 is $74,600 for the vesting of unexpired options issued prior to January 1, 2006, $120,800 resulting from 75,000 options granted to one new director, and $10,362 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period. Included in the nine months ended September 30, 2006 is $463,300 resulting from 250,000 options granted to three outside directors, $257,040 for the vesting of unexercised options issued prior to January 1, 2006, and, $31,086 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period, and $26,048 for repriced options previously granted to non-executive management employees. The impact on our results of operations for recording stock-based compensation under FAS 123R for the three and nine months ended September 30, 2006 was as follows:

Three

  Nine

Months

 Months

-------

 ------

General and administration

$158,554

$620,883

Research and development in process

  47,208

 156,590

--------

--------

Total

$205,762

$777,473

========

========

No common stock or options to purchase common stock were issued to employees for compensation during the nine months ended September 30, 2005.

Due to unexercised options outstanding at September 30, 2006, we will recognize a total of $1,279,895 of compensation expense over the next three years for employees and consultants as a result of the adoption of FAS 123R based upon option award vesting parameters as shown below:

2006

     $862,436

2007

251,221

2008

166,238

    ---------

Total

   $1,279,895

   ==========

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2006.

 Options

     and Warrants    Options or Warrants

Outstanding      Price Per Share

  Outstanding at December, 31, 2005   8,122,747

Options granted

  250,000

   $1.85 – $2.30

Warrants issued

      6,328,790

    1.60 –  3.00

Expired

     (2,854,567)

    3.50 – 36.25

Forfeited

         (2,306)

     .55 –  4.00

Exercised

              -

      ----------

  Outstanding at September 30, 2006   11,844,664

   $0.02 –$45.90

===========

	Outstanding			Exercisable
		Weighted
	Average	Weighted		Weighted
Range of	Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price

$0.02-0.04	1,772,551	3.55	$0.03	1,772,551	$0.03
0.33-0.55	987,423	6.11	0.53	987,423	0.53
1.60-6.25	9,080,290	4.66	2.40	8,611,457	2.39
9.50-11.50	2,800	3.53	10.61	2,800	10.61
36.25-45.90	1,600	3.92	41.08	1,600	41.08
.
$.02 - 45.90	11,844,664	4.62	$1.63	11,375,831	$1.87

NOTE 6- SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2006 and December 31, 2005, we had bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2006, three foreign countries had approved patent rights and we are in a “patent pending” status in the United States. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $393 and $778 for the three and nine months ended September 30, 2006, respectively. Amortization for the three and nine months ended September 30, 2005 was $70 and $209, respectively.

Estimated amortization expense, if all patents were issued at October 1, 2006, for each of the next five years is as follows:

Year ending December 31:
2006	$ 3,306
2007	10,110
2008	10,110
2009	10,110
2010	10,110

Marketable Securities-Available For Sale Securities.

We record available for sale securities at the time of acquisition at fair market value and classify them as current or noncurrent assets on our balance sheet based upon our intended holding period. At each reporting period market value is compared to cost with the cumulative unrealized gain or loss presented as a separate item in our equity section and identified as “accumulated other comprehensive gain or loss.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of trade accounts receivable. In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of our customers and maintain allowances for possible losses which, when realized, have been within the range of management’s expectations.

Our three largest customers’ sales revenues accounted for approximately 85% and 59% of total revenues, with combined balances representing approximately 62% and 38% of our outstanding accounts receivable, for the nine months ended September 30, 2006 and 2005, respectively. The three largest customers in 2006 are not the same as the three largest customers in 2005, as we lost one of those customers and gained a substantial new customer. Included in the numbers for 2006 above is our single largest customer for the nine months ended September 30, 2006, which provided 1% of total revenue for the nine months ended September 30, 2005; however, this customer accounted for 69% of our year-to-date 2006 revenue and represented 59% of our accounts receivable on September 30, 2006. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

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

NOTE 7- SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On May 16, 2005, we consummated a private placement of $3,000,000 (original) principal amount of 6% senior secured convertible notes with four institutional funds.  The senior secured convertible notes are due May 16, 2008 and were originally convertible into 1,200,000 shares of common stock. Additionally, we issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively. On March 16, 2006, we entered into a waiver and amendment agreement (discussed below), which adjusted the conversion rate of the notes and exercise price of the warrants. The warrants and the embedded conversion feature and prepayment provision of the senior secured convertible notes have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

On April 21, 2006, two of the institutional funds converted an aggregate of $500,000 of their convertible notes into 333,334 shares of common stock. Upon completion of this conversion, the principal balance of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.

The conversion feature and the prepayment provision of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model.  The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the derivatives are evaluated and adjusted to current fair value.  The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  The prepayment provision could not be exercised by us until May 16, 2006, and then only in certain limited circumstances.  For all periods since the issuance of the senior secured convertible notes, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the notes.

As of September 30, 2006, we recorded an aggregate derivative liability of $2,400,000. The $612,000 change in valuation from the December 31, 2005 balance of $3,012,000 included $646,800 representing the value of the notes conversion feature of the 333,334 shares converted (as noted above) on the conversion date, offset by  $34,800 for the change in fair market value of A warrants and B warrants and conversion feature of the remaining $2,500,000 principal amount of the notes at September 30, 2006. The aggregate derivative liability of $2,400,000 included $1,200,000 for the conversion feature and $1,200,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 4.71%; (ii) expected life (in years) of 1.63 for the conversion feature and 3.63 for the warrants; (iii) expected volatility of 84.75%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.60 per share.

The remaining principal value of $2,500,000 of the senior secured convertible notes is being accreted over the term of the obligations, for which $208,335 and $680,557 was included in interest expense for the three and nine months ended September 30, 2006, respectively. The notes bear a 6% annual interest rate payable semi-annually, and for the three and nine months ended September 30, 2006, $37,500 and $121,583 was recorded as interest expense, respectively.

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

On March 16, 2006, we entered into a waiver and amendment agreement with the four institutional funds regarding our above-mentioned default. Under the terms of the waiver, the institutional funds waived any and all defaults under the senior secured convertible notes and related transaction agreements.  In consideration for the $284,000 owed the funds, we and the funds agreed to amend the transaction agreements as follows: (i) Section 3.12 of the securities purchase agreement was deleted, which provision gave the funds a preemptive right to acquire any new securities issued by us; (ii) Section 3.15(c) of the securities purchase agreement was deleted, which provision prohibited us from completing a private equity or equity-linked financing; (iii) the conversion price, at which the notes are convertible into shares of our common stock, was amended to be $1.50 instead of $2.50; (iv) the exercise price, at which all warrants (A warrants and B warrants) held by the funds are exercisable, was changed to $2.00; and (v) the notes were amended by adding a new event of default, which is that if we had failed to raise and receive at least $3,000,000 in cash net proceeds through one or more private or public placements of our securities by September 30, 2006, we would have been in default under the notes. As of September 30, 2006 we had raised an aggregate of $2,243,186 from the sale of common stock and had raised an additional $1,000,000 through the issuance of convertible debt as further described in Note 8. Due to applicable anti-dilution provisions, subsequent sales of our common stock at $1.50 per share pursuant to our private placement offering (see Note 9) have caused the exercise price of both the A warrants and the B warrants to be reduced further to $1.50 per share.

NOTE 8- TRIAGE CONVERTIBLE PROMISSORY NOTE

On September 29, 2006, we entered into a letter of understanding with Triage dated September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into a convertible note securities agreement.  It is intended that the funding provided by Triage be replaced by an unsecured convertible note and accompanying warrants, as described below, to be issued to Leon Frenkel, an affiliate and assignee of Triage.

The convertible note securities agreement contemplated that: (i) we will issue a two-year unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006; (ii) the convertible note will bear an annual interest rate of 5%, payable semi-annually in shares of our common stock; (iii) the convertible note will be convertible into shares of our common stock at a conversion price of $1.50 per share; and (iv) we will issue four classes of warrants (A warrants, B warrants, C warrants and D warrants), which will give Mr. Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A warrants and B warrants expire one year after the effective date of a contemplated registration statement to be filed under the Securities Act of 1933, as amended, to register the subsequent sale of shares received from exercise of the A warrants and B warrants. The C warrants and D warrants expire eighteen months and twenty-four months, respectively, after the effective date of the registration statement. The A warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

On November 2, 2006 we completed a related convertible note securities agreement with Mr. Frenkel resulting in an unsecured convertible note and attached warrants. The warrants and the embedded conversion feature of the unsecured convertible note will be accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

We also entered into a registration rights agreement, which requires us to include the subsequent sale of shares issued upon conversion and the subsequent sale of shares issued upon exercise of the warrants in any registration statement filed by us that allows for such inclusion and once effective, maintain to the earlier period of the warrants being fully exercised or their expiration.

The principal value of $1,000,000 of the unsecured convertible note will be accreted over the three-year term of the obligation. The note bears a 5% annual interest rate payable semi-annually.

The conversion feature of the note will be accounted for as an embedded derivative and valued as of the effective date of the agreement, October 28, 2006, using a Black-Scholes pricing model.  The warrants will be accounted for as derivatives and valued as of the effective date of the agreement, October 28, 2006, using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the derivatives are evaluated and adjusted to current fair value.  The note conversion feature and the warrants may be exercised at any time and, therefore, will be reported as current liabilities.

NOTE 9- ACQUISITION OF VIDEO PROCESSING TECHNOLOGIES, INC.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc., or VPTI, in exchange for an aggregate of 994,063 shares of our common stock. Prior to the acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which management of our company anticipates incorporating into the CodecSys technology.

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

Consolidated Condensed Balance Sheets

Broadcast

  Video Processing

International

  Technologies                    Pro Forma

as of

         as of

     Pro Forma       Combined

Dec 31, 2005

  Dec 31. 2005    Adjustments     BI and VPTI

 (Unaudited)

Cash                      $   446,491      $  500,000    $        -       $    946,491

Other current assets        2,011,253          25,000             -          2,036,253

Total current assets        2,457,744         525,000             -          2,982,744

Total non-current assets    1,431,302         100,000             -          1,531,302

Total assets              $ 3,889,046        $625,000    $        -       $  4,514,046

Total current liabilities $ 5,568,255      $        -    $        -       $  5,568,255

Total liabilities           6,898,533               -             -          6,898,533

STOCKHOLDERS DEFICIT

Owners’ equity             23,078,615         625,000     1,363,126         25,066,741

Accumulated deficit       (26,088,102)              -    (1,363,126)        27,451,228

Total liabilities and

stockholders’ deficit     $ 3,889,046      $  625,000    $        -       $  4,514,046

Pro Forma Adjustments represent retirement of VPTI owners’ equity and excess between the fair value of assets acquired and market value of equity exchanged.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

On August 15, 2006, we entered into various material agreements with certain foreign corporations related to the acquisition of investment capital and licensing of technology.  These agreements are identified and summarized below, all of which were simultaneously closed on August 15, 2006.

i) We entered into a stock exchange agreement with Sun Media Investment Holdings Ltd., or Sun Media, a British Virgin Islands corporation dated August 15, 2006, pursuant to which we issued 3,000,000 restricted shares of our common stock to Sun Media in exchange for 1,515,544 restricted shares of common stock of Sun New Media, Inc., a Minnesota corporation traded on the OTCBB.  The stock exchange agreement also contains a covenant on our part to cause the appointment of Mr. Bruno Wu to our board of directors. Mr. Wu is a principal and controlling shareholder of Sun Media and the Chairman of the Board of Sun New Media, Inc. We and Sun Media have each agreed, pursuant to lock up agreements executed as part of the transaction, not to sell the shares of stock received in the transaction before January 1, 2008.

ii) We entered into a technology license agreement with Yang Lan Studio Ltd., or YLS, a Hong Kong corporation, dated August 15, 2006, pursuant to which we received a fully paid, perpetual, non-exclusive, world wide license to use and distribute certain flash based e-publishing reader technology.  In exchange for the license, we issued 4,000,000 restricted shares of our common stock to YLS.

iii) We entered into a technology license agreement with Broadvision Global, Ltd., or BGL, a British Virgin Islands corporation dated August 15, 2006, pursuant to which we received a fully paid, perpetual, exclusive, world wide license (except for PR China) to use and distribute certain IPTV platform technology developed and licensed to BGL by Beijing Broadvision Information Technologies, Ltd., or BBIT. In exchange for the license, we issued an aggregate of 2,000,000 restricted shares of our common stock, including 1,000,000 shares to each of YLS and BBIT.

iv) We entered into a stock purchase agreement with YLS, dated August 15, 2006, providing for the sale of 666,667 restricted shares of our common stock to YLS at a purchase price of $1.50 per share for a total consideration of $1,000,000.  Pursuant to the stock purchase agreement, we also issued warrants to YLS, including four classes of warrants (A warrants, B warrants, C warrants and D warrants), which give YLS the right to purchase an additional 5,500,000 shares of our common stock as described below. The A warrants and B warrants expire one year after the effective date of a registration statement to be filed under the Securities Act of 1933, as amended, to register the subsequent sale of shares received from exercise of the A warrants and B warrants. The C warrants and D warrants expire eighteen months and twenty-four months, respectively, after the effective date of the registration statement. The A warrants grant YLS the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant YLS the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant YLS the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant YLS the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

For accounting purposes, we treated the sale of stock and warrants to YLS as an equity transaction.  The warrants are subject to a registration rights agreement that requires us to register the stock and warrants and maintain an effective registration statement as long as the warrants remain unexercised and outstanding. We considered the effects of EITF 00-19 and concluded that, although the registration rights agreement could require liability treatment for the warrants issued, the fact that we have been able to complete two registrations with the Securities and Exchange Commission and currently have one registration that is being maintained effective, renders any potential liability derived from the registration obligation remote. We therefore, believe that equity treatment of the transaction is proper

During the nine months ended September 30, 2006, we issued 50,000 shares of our common stock, with a value of $100,000, which was included in general, and administrative expense, to a corporation for services rendered for us. Additionally, 841,666 shares of our common stock were issued to two individuals and two corporations, which provide investor relations services for us. The value of the shares issued for investor relation services of $1,844,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2006

$1,247,499

2007

   547,500

2008

    50,000

----------

$1,844,999

==========

On February 27, 2006, the board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share. Additionally, the purchaser of each share will receive a warrant to acquire one share of common stock. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of September 30, 2006, we had raised proceeds of $1,243,185 from the sale of 828,790 shares of common stock.

On January 27, 2006, we acquired 100% of the common stock of VPTI in exchange for an aggregate of 994,063 shares of our common stock. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense. See Note 9.

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

On December 23, 2003, we entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. We obtained advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit was convertible at the lenders’ sole discretion for common shares at the rate of $1.00 per share. During the quarter ended March 31, 2005, we borrowed $449,876, increasing the aggregate amount borrowed to $844,966. The note bears an annual interest rate of 6%. Accrued interest, however, is forgiven upon conversion pursuant to the terms of the line of credit. During the nine months ended September 30, 2005, we recorded $449,876 as convertible beneficial conversion feature associated with the advances made under the line of credit. This amount is included in interest expense. On December 30, 2005, all amounts borrowed on the line of credit were converted into shares of our common stock.

We paid no interest for the nine months ended September 30, 2005; however, we paid $87,833 for interest expense in the nine months ended September 30, 2006. No cash payments for income taxes were made during the nine months ended September 30, 2006 or 2005.

NOTE 11- RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after December 31, 2006.  We are currently evaluating the impact of SFAS 155.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure the fair value of assets and liabilities when fair value recognition or disclosure is required. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability to another company operating in the same market. The guidance of SFAS 157 must be applied to the first reporting period beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

On September 13, 2006, the SEC released Staff Accounting Bulletin, No.108, ("SAB 108") which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. SAB 108 is required for fiscal years ending after November 15, 2006. We do not believe that the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 must be applied to the first reporting period ending after December 31, 2006. We are currently evaluating the provisions of SFAS 158.

NOTE 12- RELATED PARTY TRANSACTIONS

We entered into a material related party transaction with two separate corporations who were related to Dr. Bruno Wu, a director of ours.  We entered into a stock exchange agreement with Sun Media Investment Holdings, Ltd or SMIH, in which we exchanged 3,000,000 shares of our stock for 1,515,544 shares of Sun New Media, Inc. and Dr. Wu is Chairman of SMIH.  In addition, Dr. WU’s wife is a shareholder and officer of Yang Lan Studios, Ltd. or YLS, with which we entered into three additional transactions.  In the first transaction YLS purchased 666,667 shares of our common stock for $1,000,000 and we also issued YLS warrants to acquire an additional 5,500,000 shares of our common stock with exercise prices ranging from $1.60 to $3.00.  In the second transaction, we acquired exclusive, world wide license rights to use and distribute certain flash based e-publishing reader technology, for which we issued YLS 4,000,000 shares of our common stock. In the third transaction we acquired a fully paid, perpetual, exclusive world wide license to use and distribute certain IPTV platform technology from Broadvision Global, Ltd for which we issued 2,000,000 shares of our common stock and 1,000,000 of which were issued to YLS

NOTE 13 - SUBSEQUENT EVENTS

On September 29, 2006, we entered into a letter of understanding with Triage dated September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into, on or prior to October 30, 2006, a convertible note securities agreement.  It was intended that the funding provided by Triage be replaced by an unsecured convertible note and accompanying warrants.

On November 2, 2006, we consummated a series of agreements including a securities purchase agreement, a 5% unsecured convertible note, a registration rights agreement, and four classes of warrants to purchase our common stock. All of the agreements were with Mr. Leon Frenkel, the controlling owner of Triage who caused the letter of understanding with Triage to be assigned to him, which satisfied our agreement with Triage.

On October 16, 2006 we held a special meeting of our shareholders.  At the meeting we approved and adopted an amendment to our authorized capital that increased our authorized common stock from 40,000,000 shares to 180,000,000 shares and our authorized preferred stock from 10,000,000 shares to 20,000,000 shares.  These changes were reflected retroactively in our financial statements for the period ending September 30, 2006.  Also at the meeting we elected our directors and approved an amended and restated articles of incorporation that also (i) provided for the limitation on the liability of our directors; (ii)provided for the indemnification for our directors and officers; (iii) allowed shareholder action to be taken by written consent without a meeting all in accordance with Utah corporate law.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts may be forward-looking.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

•

competitive factors;

•

general economic and market conditions;

•

rapid technological change;

•

dependence on commercialization of our CodecSys technology;

•

dependence on significant customers;

•

our ability to raise sufficient additional capital;

•

ineffective internal control systems;

•

restrictions under our senior secured convertible notes;

•

our ability to execute our business model;

•

our ability to hire and retain qualified software personnel;

•

uncertainty of intellectual property protection; and

•

one-time or non-recurring events.

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

Executive Overview

We continue to need additional capital to fund our operating activities, including the development of our CodecSys technology.  On February 27, 2006, our board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of our common stock at a price of $1.50 per share.  Additionally, the purchaser of each share will receive a warrant to acquire one share of common stock.  The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share. As of September 30, 2006 we had raised $1,243,185 from the sale of 828,790 shares of our common stock.

On August 15, 2006, we raised $1,000,000 pursuant to the terms of a stock purchase agreement with Yang Lan Studio Ltd., or YLS, in which we sold 666,667 restricted shares of our common stock to YLS at a purchase price of $1.50 per share.  YLS was also issued warrants in accordance with the stock purchase agreement.  The warrants provide for the purchase of up to 5,500,000 shares of our common stock at prices ranging from $1.60 to $3.00 per share.  In connection with the transaction, we entered into a stock exchange agreement and two separate technology license agreements with affiliated parties of YLS, as described below.

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into a convertible note securities agreement.  It is intended that the funding provided by Triage be replaced by an unsecured convertible note and accompanying warrants, as described below, to be issued to Leon Frenkel, an affiliate and assignee of Triage.

The convertible note securities agreement contemplates that: (i) we will issue a two-year unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006; (ii) the convertible note will bear an annual interest rate of 5%, payable semi-annually in shares of our common stock; (iii) the convertible note will be convertible into shares of our common stock at a conversion price of $1.50 per share; and (iv) we will issue four classes of warrants (A warrants, B warrants, C warrants and D warrants), which give Mr. Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A warrants and B warrants expire one year after the effective date of a contemplated registration statement to be filed under the Securities Act of 1933, as amended, to register the subsequent sale of shares received from exercise of the A warrants and B warrants. The C warrants and D warrants expire eighteen months and twenty-four months, respectively, after the effective date of the registration statement.  The A warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

Section 4(a)(xi) of our senior secured convertible notes specifies that it would be an event of default if we did not raise at least $3,000,000 by September 30, 2006.  Our securities sold pursuant to the private placement offering, the sale to YLS, and the Triage letter of understanding discussed above satisfied our obligation under section 4(a)(xi) to raise additional capital.

On January 27, 2006, we acquired all of the common stock of Video Processing Technologies Inc., or VPTI, in exchange for an aggregate of 994,063 shares of our common stock.  In this transaction, we recognized $1,363,126 as non-cash research and development in process expense.  Prior to the acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology, which our management anticipates incorporating into the CodecSys technology.

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

The conversion feature and the prepayment provision of the senior secured convertible notes have been accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model.  The related warrants have been accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities. The prepayment provision could not be exercised by us until May 16, 2006, and then only in certain limited circumstances.  For all periods since the issuance of the senior secured convertible notes, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the notes.

Results of Operations for the Nine Months ended September 30, 2006 and September 30, 2005

Revenues

We generated $10,977,621 in revenue during the nine months ended September 30, 2006.  During the same nine-month period in 2005, we generated revenue of $3,042,464.  The increase in revenue of $7,935,157, or 261%, was due primarily to our performing approximately $7,314,770 of increased work for a single new customer. In the first nine months of 2006, we recognized revenue of $9,194,195 related to the sale and installation of equipment, which was an increase of $8,413,838 over the same period in the prior year.  This increase was partially offset by a decrease of $306,512 in license fee revenue, which was primarily the result of us losing one customer, and a decrease in transponder space used by clients resulting in a revenue decline of $175,000.

Sales revenues from our three largest customers accounted for approximately 85% and 59% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. One of our customers accounted for 69% of our revenues for the nine months ended September 30, 2006 and only accounted for 1% of total revenues for the nine months ended September 30, 2005. The three largest customers in 2006 are not the same as the three largest customers in 2005, as we lost one of those customers and gained a substantial new customer. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues increased by approximately $7,409,078 to $10,518,948 for the nine months ended September 30, 2006 from $3,109,870 for the nine months ended September 30, 2005.  The increase was due primarily to increased activity in installation of equipment for our new customer, which resulted in an increase in the costs related to such installation. In addition, the general operations department costs increased by approximately $373,258 due to the increase in installation activity. The increases were partially offset by a decrease of approximately $161,700 in satellite distribution costs related to decreased usage by our customers and a decrease of $77,210 in depreciation and amortization.

Expenses

General and administrative expenses for the nine months ended September 30, 2006 were $3,534,343 compared to $1,786,915 for the nine months ended September 30, 2005.  The increase of approximately $1,747,428 resulted primarily from an increase in expenses incurred for outside consultants of $1,168,642, expenses of $620,884 for options and warrants outstanding, funding finders fees of $152,500, and outside director fees of $53,450; offset by an decrease of $235,170 in investor relations expense. Research and development in process increased by $1,796,053 for the nine months ended September 30, 2006 to $2,123,742 from $327,689 for the nine months ended September 30, 2005.  This increase resulted primarily from recording a $1,363,126 expense equal to the excess of cost over book value for the acquisition of VPTI. Additionally, expenses of $217,129 and $156,590 were recorded for consulting services and unexercised option and warrants vesting during the nine months ended September 30, 2006, respectively.

For the nine months ended September 30, 2006, we realized a gain of $284,000 on forgiveness of debt related to the accrued penalties on our senior secured convertible notes. This obligation was satisfied through the issuance of common stock. Additionally, we realized a loss related to the derivative liability valuation of the conversion feature and warrants associated with our senior secured convertible notes for the nine months ended September 30, 2006 of $34,800 compared with a net loss for the nine months ended September 30, 2005 of $1,214,893.

During the first nine months of 2006, we implemented the following new critical accounting policy related to our stock-based compensation.  Beginning on January 1, 2006, we began accounting for stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, or FAS 123R, which requires the recognition of the fair value of stock-based compensation.  Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility. The financial statement impact to us, recorded as an expense for options and warrants, totaled an aggregate of $777,474 for the nine months ended September 30, 2006 related to this new accounting policy. See note 5 of the notes to consolidated financial statements.

For the nine months ended September 30,2006, we recoded an other comprehensive loss of $1,227,591 for unrealized loss on securities available for sale related to the decrease in fair market value of the common stock of Sun New Media, Inc. acquired in August 15, 2006.

Interest Expense

For the nine months ended September 30, 2006, we incurred interest expense of $1,516,912 compared to interest expense for the nine months ended September 30, 2005 of $1,050,317.  The increase of $466,595 resulted primarily from our recording interest expense related to our senior secured convertible notes and debt offering costs above what was recorded for the first nine months of 2005. Of the $466,595 increase, $145,836 was the increased amount recorded in interest expense for the accretion of the note liability on our balance sheet, $24,083 was the increased interest payable on the notes, and $193,226 represents the increased amortization of debt offering costs for the nine months ended September 30, 2006 over the amounts recorded in prior year. In addition, for the nine months ended September 30, 2006, $500,000 was included as interest expense related to the early conversion of $500,000 of principal of the senior notes into 333,334 shares of common stock, and a penalty of $66,000 related to a default in the senior notes, which has been cured. These comparative increases were offset by $449,876 of interest expense related to the conversion feature of our line of credit included in the period ended September 30, 2005. This line of credit was completely converted in December of 2005.

Net Loss

We realized a net loss for the nine months ended September 30, 2006 of $6,953,950 compared with a net loss for the nine months ended September 30, 2005 of $4,953,602. The increase in the net loss of $2,000,348 was primarily due to (i) an increase of $1,747,429 in general and administrative costs, and (ii) an increase of $1,796,053 in research and development in process. These additional expenses were partially offset by a derivative valuation gain of $1,180,093 and an increase of $526,080 in gross margin from increased sales activity, all as described above.

Results of Operations for the Three Months ended September 30, 2006 and September 30, 2005

Revenues

We generated $3,914,108 in revenue during the three months ended September 30, 2006.  During the same three-month period in 2005, we generated revenue of $1,065,318.  The increase in revenue of $2,848,790, or 267%, was due primarily to our performing approximately $2,798,059 of increased work for a single new customer. In the three months ended September 30, 2006, we recognized revenue of $3,373,763 related to the sale and installation of equipment, which was an increase of $2,986,399 over the same period in the prior year.  This increase was partially offset by a decrease of $129,704 in satellite fee revenue, which was the result of decreased usage of satellite time by our customers.

Cost of Revenues

Cost of revenues increased by approximately $2,529,927 to $3,781,591 for the three months ended September 30, 2006 from $1,251,664 for the three months ended September 30, 2005.  The increase was due primarily to increased activity in installation of equipment for our new customer, which resulted in an increase in the costs related to such installation. In addition, the general operations department costs increased by approximately $54,609 due to the increase in installation activity. The increases were partially offset by a decrease of approximately $111,008 in satellite costs due to decreased usage by our customers and a decrease of $28,220 in depreciation and amortization.

Expenses

General and administrative expenses for the three months ended September 30, 2006 were $1,323,002 compared to $578,569 for the three months ended September 30, 2005.  The increase of approximately $744,433 resulted from an increase in expenses incurred for outside consultants of $390,284, expenses of $158,554 for options and warrants outstanding, funding finder fees of $150,000, outside director fees of $20,400 and approximately $27,250 in travel related expenses. Research and development in process increased by $112,315 for the three months ended September 30, 2006 to $218,543 from $106,228 for the three months ended September 30, 2005.  This increase resulted primarily from expenses of $63,274 and $47,208 that were recorded for consulting services, and unexercised option and warrants vesting during the three months ended September 30, 2006, respectively. The aggregate total of

$205,762 of increased expense for options and warrants described above reflects the financial statement impact to us in the three months ended September 30, 2006 related to the new accounting policy.

For the three months ended September 30, 2006 we realized a loss for the three months ended September 30, 2006 of $277,300 compared with a gain for the three months ended September 30, 2005 of $1,759,134 related to the derivative liability valuation of the conversion feature and warrants associated with our senior secured convertible notes.

For the three months ended September 30,2006, we recoded an other comprehensive loss of $1,227,591 for unrealized loss on securities available for sale related to the decrease in fair market value of the common stock of Sun New Media, Inc. acquired in August 15, 2006.

Interest Expense

For the three months ended September 30, 2006, we incurred interest expense of $308,793 compared to interest expense for the three months ended September 30, 2005 of $414,518.  The decrease of $105,725 resulted from reductions of (i)$41,664 of interest expense recorded to account for the accretion of the note liability on our balance sheet, (ii) $37,500 of accrued interest on the reduced principal balance of our senior secured convertible notes, (iii) $13,887 of interest expense for debt offering costs, and (iv) $12,674 of interest expense included in the three months ended June 30, 2005 related to the conversion feature of our line of credit, which was completely converted into equity in December of 2005.

Net Loss

We realized a net loss for the three months ended September 30, 2006 of $2,116,838 compared with net income for the three months ended September 30, 2005 of $310,426. The increase in the net loss of $2,427,264 is primarily due to (i) a $277,300 derivative valuation loss for the three months ended September 30, 2006 compared to a derivative valuation gain of $1,759,134 for the three months ended September 30, 2005 resulting in an increase to our net loss of $2,036,434, and (ii) an increased loss from operations of $493,786 resulting primarily from increased operational expenses, all as described above.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $2,120,112 and total current assets of $4,617,393 compared to total current liabilities of $5,792,924 ($2,400,000 of which is reflected as the derivative valuation of the embedded derivatives in our senior secured convertible notes and related warrants) and total stockholder’s equity of $13,298,805.

For the nine months ended September 30, 2006, we used $1,929,628 of cash for operating activities as compared to cash used for operating activities for the nine months ended September 30, 2005 of $2,304,622. The cash used for operations was provided in both periods primarily from proceeds from sales of common stock and from loan financing. We expect to continue to experience negative operating cash flow as long as we continue our CodecSys technology development or until we increase our sales and operating profit significantly.

Our audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 contained a “going concern” qualification.  We have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  These factors raise substantial doubt about our ability to continue as a going concern.

On August 15, 2006, we simultaneously entered into and consummated a stock purchase agreement with YLS, a Hong Kong corporation, providing for the sale of 666,667 restricted shares of our common stock to YLS at a purchase price of $1.50 per share for a total consideration of $1,000,000.  Pursuant to the stock purchase agreement, we also issued warrants to YLS, including four classes of warrants (A warrants, B warrants, C warrants and D warrants), which give YLS the right to purchase an additional 5,500,000 shares of our common stock as described below.  The A warrants and B warrants expire one year after the effective date of a registration statement to be filed under the Securities Act of 1933, as amended, to register the subsequent sale of shares received from exercise of the A warrants and B warrants.  The C warrants and D warrants expire eighteen months and twenty four months, respectively, after the effective date of the registration statement.  The A warrants grant YLS the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant YLS the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant YLS the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant YLS the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

The stock purchase agreement contains certain covenants and provisions that may have an effect on our future ability to raise additional capital and to conduct our business operations.  The principal covenants and provisions are:

▪

We must increase our authorized capital to accommodate the potential issuance of stock pursuant to the warrants.

•

At such time as we have received at least $10 million in proceeds from the exercise of the warrants, we must retire our convertible debt if not converted at such time.

•

At such time as we have received at least $10 million in proceeds from the exercise of the warrants, for a period of three years thereafter, we will not issue any convertible debt.

•

At such time as we have received at least $10 million in proceeds from the exercise of the warrants, we must cancel any “reset features” related to any shares outstanding that could result in additional shares being issued.  In addition, for a period of three years, we must not issue any new instruments which may result in the issuance of additional common stock, if such new instruments have “reset features” causing more shares to be issued if we were to sell equity at prices less than the instruments’ conversion price.

•

We must not, for a period of three years, borrow funds in amounts greater than three times our EBITDA.

•

We must maintain a majority of qualified independent directors, as defined by the NASD, and our audit and compensation committees of the board must include a majority of independent directors.

•

YLS shall have a right of first refusal to participate in any future funding by us on a pro rata basis.

•

At such time as we have received at least $10 million in proceeds from the exercise of the warrants, YLS is entitled to certain “price protection” anti-dilution rights and we may not effect any subsequent financing involving a “variable rate transaction” or an “MFN (Most Favored Nations) transaction” as such terms are defined in the stock purchase agreement.

•

We must retain Telperion Business Consultants as one of our investor relations firms for compensation of no less than $10,000 per month.

In connection with the stock purchase agreement, we paid a $100,000 finder’s fee to Telperion Holdings LTD, based in the Cayman Islands.

The common stock issued and the warrants granted pursuant to the stock purchase agreement are subject to the terms and conditions of a registration rights agreement dated contemporaneously with the stock purchase agreement, pursuant to which we are obligated to register with the SEC the resale of the shares of common stock issued as well as the subsequent sale of shares issuable upon exercise of the warrants pursuant to the Securities Act of 1933.  We must file a registration statement within thirty days of closing and complete the registration process within six months of the date of the registration rights agreement.  If either condition is not satisfied, we will be obligated to pay a penalty by issuing 657 shares of our common stock per day to YLS for every day we are in violation of either condition, up to a maximum of 500,000 shares.  We have obtained a waiver from YLS regarding the filing of the registration statement within thirty days of closing.

In connection with the stock purchase agreement, we entered into a stock exchange agreement with Sun Media Investment Holdings Ltd., or Sun Media, a British Virgin Islands corporation, dated August 15, 2006, pursuant to which we issued 3,000,000 restricted shares of our common stock to Sun Media in exchange for 1,515,544 restricted shares of common stock of Sun New Media, Inc., a Minnesota corporation traded on the OTC Bulletin Board.  The stock exchange agreement also contains a covenant on our part to cause the appointment of Dr. Bruno Wu to our board of directors.  Mr. Wu is a principal and controlling shareholder of Sun Media and the Chairman of the Board of Sun New Media, Inc.  Both we and Sun Media have agreed, pursuant to lock up agreements executed as part of the transaction, not to sell the shares of stock received in the transaction before January 1, 2008.

We also entered into a technology license agreement with YLS, dated August 15, 2006, pursuant to which we received a fully paid, perpetual, non-exclusive, world wide license to use and distribute certain flash based e-publishing reader technology.  In exchange for the license, we issued 4,000,000 restricted shares of our common stock to YLS.

In conjunction with the foregoing transactions, we entered into a technology license agreement with Broadvision Global, Ltd., or BGL, a British Virgin Islands corporation, dated August 15, 2006, pursuant to which we received a fully paid, perpetual, exclusive, world wide license (except for The Peoples Republic of China) to use and distribute certain IPTV platform technology developed and licensed to BGL by Beijing Broadvision Information Technologies, Ltd., or BBIT.  In exchange for the license, we issued a total of 2,000,000 restricted shares of our common stock, including 1,000,000 shares to each of YLS and BBIT.

On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds.  In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds.  We used the proceeds from this financing to support our CodecSys research and development and for general working capital purposes.  The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum. Interest-only payments are due semi-annually. The notes were originally convertible into 1,200,000 shares of our common stock at $2.50 per share, convertible any time during the term of the notes.

We were in default under the terms of the securities purchase agreement because we did not secure an effective registration statement by the deadline required in the agreement.  We have cured the default by securing the effective registration statement and satisfied the liquidated damages arising due to the default by entering into a waiver agreement. The securities purchase agreement was amended by the waiver agreement dated March 16, 2006, in which the notes became convertible into 2,000,000 shares of our common stock at $1.50 per share.

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

The $1.50 conversion price of the senior secured convertible notes and the $1.50 exercise price of the warrants are subject to adjustment pursuant to standard anti-dilution rights.  These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share.

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

•

issue debt securities or incur, assume, suffer to exist, guarantee or otherwise become or remain, directly or indirectly, liable with respect to certain indebtedness;

•

except for those created under the securities purchase agreement, create, incur, assume or suffer to exist, directly or indirectly, any liens, restrictions, security interests, claims, rights of another or other encumbrances on or with respect to any of our assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom;

•

liquidate, wind up or dissolve (or suffer any liquidation or dissolution);

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any;

•

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible notes;

•

directly or indirectly enter into or permit to exist any transaction with any of our affiliates or any of our subsidiaries, if any, except for transactions that are in the ordinary course of our business, upon fair and reasonable terms, that are fully approved by our board of directors, and that are no less favorable to us than would be obtained in an arm’s length transaction with a non-affiliate;

•

declare or pay a dividend or return any equity capital to any holder of any of our equity interests or authorize or make any other distribution to any holder of our equity interests in such holder’s capacity as such, or redeem, retire, purchase or otherwise acquire, directly or indirectly, for consideration any of our equity interests outstanding (or any options or warrants issued to acquire any of our equity interests); provided that the foregoing shall not prohibit (i) the performance by us of our obligations under the warrants related to the senior secured convertible notes or the registration rights agreement entered into in connection with the securities purchase agreement, or (ii) us and any of our subsidiaries, if any, from paying dividends in common stock issued by us or such subsidiary that is neither puttable by any holder thereof nor redeemable, so long as, in the case of any such common stock dividend made by any such subsidiary, the percentage ownership (direct or indirect) of us in such subsidiary is not reduced as a result thereof; or

•

directly or indirectly, lend money or credit (by way of guarantee or otherwise) or make advances to any person, or purchase or acquire any stock, bonds, notes, debentures or other obligations or securities of, or any other interest in, or make any capital contribution to, any other person, or purchase or own a future contract or otherwise become liable for the purchase or sale of currency or other commodities at a future date in the nature of a futures contract, with very limited exceptions.

Section  4(a)(xi) of the senior secured convertible notes specified that it would be an event of default if we did not raise at least $3,000,000 by September 30, 2006 from sales of our securities.  We satisfied the condition because we raised approximately $2,243,000 from the sale of our common stock and $1,000,000 from sale of our promissory notes.

On April 21, 2006, two of the institutional funds converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock. Upon completion of this conversion, the principal balance of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.

On June 22, 2005, we secured a new customer contract, which has resulted in revenues of approximately $7,537,811 in the first nine months of 2006. We anticipate that revenues from this customer will continue through the remainder of 2006 and into 2007. We are continuing to train our existing installation technicians on the new equipment and procedures required by this new customer. We are also adding new installation technicians.

In July 2006, we secured an additional new customer, which we anticipate doing a significant amount of work for in the next year. We believe the revenues from this customer will make a meaningful contribution to our operating income.

Our monthly operating expenses currently exceed our monthly net sales by approximately $200,000 per month.  This amount could increase significantly.  Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from the new customer contracts described above, and (iii) sales related to commercial applications of our CodecSys technology.  Notwithstanding any additional revenue that may be realized for these sources, we will require additional capital to continue our current business operations.

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

To date, we have met our working capital needs through funds received from sales of our common stock and borrowings under various debt and convertible debt instruments. Until our operations become profitable, we must continue to sell equity or find another source of operating capital. There can be no assurance that we will be able to obtain adequate working capital or additional financing at all or on terms favorable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments.  As discussed above, however, the embedded conversion feature and prepayment option of our senior secured convertible notes and our related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.  Our principal exposure to market risk is currently confined to our cash and cash equivalents.  Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.  We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal control over financial reporting for the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Item 1.

  Legal Proceedings

None.

Item 1A.

  Risk Factors

`

There have been no material changes in risk factors described in our Annual Report of Form 10-KSB for the year ended December 31, 2005.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2006, we issued a total of 75,000 shares of our common stock to two individuals as compensation for consulting services to be performed for us. We valued the services based on the then prevailing fair market value price of our common stock. The individuals are accredited investors and were fully informed regarding their investment. In the transaction, we relied on the exemptions from registration under the Securities Act of 1933 set forth in Section 4(2) and Section 4(6) thereof.

On August 15, 2006, we entered into a stock exchange agreement with Sun Media, a British Virgin Islands corporation, pursuant to which we issued 3,000,000 restricted shares of common stock to Sun Media in exchange for 1,515,544 restricted shares of common stock of Sun New Media, Inc., a Minnesota corporation traded on the OTC Bulletin Board.  The stock exchange agreement required that we appoint Mr. Bruno Wu to our board of directors.  Mr. Wu is a principal and controlling shareholder of Sun Media and the Chairman of the Board of Sun New Media, Inc.  The agreement requires that both parties refrain from selling any of the shares received in the transaction before January 1, 2008.  Sun Media is an accredited investor and was fully informed regarding its investment.  In the transaction, we relied on the exemption from registration under Regulation S promulgated under the Securities Act.

On August 15, 2006, we issued a total of 666,667 shares of our common stock to YLS, a Hong Kong corporation, at a purchase price of $1.50 per share for a total consideration of $1,000,000.  Pursuant to the stock purchase agreement, we also issued warrants to YLS, including four classes of warrants (A warrants, B warrants, C warrants and D warrants), which give YLS the right to purchase an additional 5,500,000 shares of our common stock.  The A and B warrants expire one year after the effective date of a registration statement to be filed under the Securities Act of 1933, as amended.  The C warrants and D warrants expire eighteen months and twenty four months, respectively, after the effective date of the registration statement.  The A warrants grant YLS the right to purchase up to 750,000 shares of our common stock at an exercise price of $1.60 per share, the B warrants grant YLS the right to purchase up to 750,000 shares of our common stock at an exercise price of $1.75 per share, the C warrants grant YLS the right to purchase up to 2,000,000 shares of our common stock at an exercise price of $2.10 per share, and the D warrants grant YLS the right to purchase up to 2,000,000 shares of our common stock at an exercise price of $3.00 per share.  We also issued 4,000,000 restricted shares of our common stock to YLS in exchange for a fully paid, perpetual, non-exclusive, world wide license to use and distribute certain flash based e-publishing reader technology.  YLS is an accredited investor and was fully informed regarding its investment.  In the above transactions, we relied on the exemption from registration under Regulation S promulgated under the Securities Act.

On August 15, 2006, we entered into a technology license agreement with Broadvision Global, Ltd., or BGL, a British Virgin Islands corporation, pursuant to which we received a fully paid, perpetual, exclusive, world wide license (except for PR China) to use and distribute certain IPTV platform technology developed and licensed to BGL by Beijing Broadvision Information Technologies, Ltd., or BBIT.  In exchange for the license, we issued a total of 2,000,000 restricted shares of our common stock, including 1,000,000 shares to each of YLS and BBIT.  YLS and BBIT are accredited investors and were fully informed regarding their investment.  In the transaction, we relied on the exemption from registration under Regulation S promulgated under the Securities Act.

On September 29, 2006, we obtained $1,000,000 from Triage in exchange for an obligation to repay the sum under certain circumstances.  Triage is an accredited investor and was fully informed regarding its investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

Item 3.

  Defaults Upon Senior Securities

None.

Item 4.

  Submission of Matters to Vote of Security Holders.

None.

Item 5.

  Other Information

(a) None.

(b) None.

Item 6.

  Exhibits

Exhibit Number	Description of Document

2.1

Agreement and Plan of Acquisition dated January 27, 2006 among Broadcast International, Inc., Video Processing Technologies, Inc. and UTEK Corporation. (Incorporated by reference to Exhibit No. 10.14 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 11, 2006.)

3.1	Amended and Restated Articles of Incorporation of Broadcast International.

3.2	Amended and Restated Bylaws of Broadcast International.
4.1

Specimen Stock Certificate of Common Stock of Broadcast International. (Incorporated by reference to Exhibit No. 4.1 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

4.2

Form of 6.0% Senior Secured Convertible Note dated May 16, 2005 executed by Broadcast International in favor of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the “Institutional Funds”). (Incorporated by reference to Exhibit No. 4.2 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

4.3

Form of A Warrant issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 4.3 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

4.4

Form of B Warrant issued by Broadcast International to each of the Institutional Funds. (Incorporated by reference to Exhibit No. 4.4 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

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

10.5

Securities Purchase Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.5 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

10.6

Security Agreement dated May 16, 2005 between Broadcast International and Gryphon Master Fund, L.P., as collateral agent for the Institutional Funds. (Incorporated by reference to Exhibit No. 10.6 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

10.7

Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.7 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

10.8

Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB. (Incorporated by reference to Exhibit No. 10.9 of the Company’s Registration Statement on Form SB-2, filed under cover of From S-3, pre-effective Amendment No.3 filed with the SEC on October 11, 2005.)

10.10

Waiver and Amendment Agreement dated March 16, 2006, between Broadcast International, Inc. and the Institutional Funds. (Incorporated by reference to Exhibit No. 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2006.)

10.11

Stock Purchase Agreement dated August 15, 2006 between Broadcast International and Yang Lan Studio Ltd.  (Incorporated by reference to Exhibit 10.1 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.12

A Warrant dated August 15, 2006 issued by Broadcast International to Yang Lan Studio Ltd.  (Incorporated by reference to Exhibit 10.2 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.13

B Warrant dated August 15, 2006 issued by Broadcast International to Yang Lan Studio Ltd.  (Incorporated by reference to Exhibit 10.3 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.14

C Warrant dated August 15, 2006 issued by Broadcast International to Yang Lan Studio Ltd.  (Incorporated by reference to Exhibit 10.4 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.15

D Warrant dated August 15, 2006 issued by Broadcast International to Yang Lan Studio Ltd.  (Incorporated by reference to Exhibit 10.5 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.16

Registration Rights Agreement dated August 15, 2006 between Broadcast International and Yang Lan Studio Ltd.  (Incorporated by reference to Exhibit 10.6 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.17

Stock Exchange Agreement dated August 15, 2006 between Broadcast International and Sun Media Investment Holdings.  (Incorporated by reference to Exhibit 10.8 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.18

Technology License Agreement – e-publishing technology – dated August 15, 2006 between Broadcast International and Yang Lan Studio Ltd.  (Incorporated by reference to Exhibit 10.9 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.19

Technology License Agreement – IPTV platform technology – dated August 15, 2006 between Broadcast International and Broadvision Global, Ltd.  (Incorporated by reference to Exhibit 10.10 of Broadcast International’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.20

Letter of Understanding dated September 25, 2006 between Broadcast International and Triage Capital Management.  (Incorporated by reference to Exhibit 10.1 of Broadcast International’s Current Report on Form 8-K filed with the SEC on October 5, 2006.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)
21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 on Form 10-KSB of the Company’s annual Report filed with the SEC on April 1, 2005.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: November 10, 2006

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2006

/s/ Randy Turner

By:  Randy Turner

Its: Chief Financial Officer (Principal Financial and Accounting Officer)