Form 10-K
period 2006-12-31
BROADCAST INTERNATIONAL INC
filed 2007-04-03
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2006.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  0-13316

BROADCAST INTERNATIONAL, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Utah	87-0395567
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

7050 Union Park Avenue Suite 600, Salt Lake City, UT 84047

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (801) 562-2252

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None.

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.05

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]     No [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes [   ]     No [ X ]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by a check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was $24,165,390.

As of March 15, 2007, the Registrant had outstanding 27,345,274 shares of its common stock.

TABLE OF CONTENTS

Page No.

PART I

3

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

11

ITEM 1B.  UNRESOLVED STAFF COMMENTS

16

ITEM 2.  PROPERTIES

16

ITEM 3.  LEGAL PROCEEDINGS

16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

PART II

17

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES  17

ITEM 6.  SELECTED FINANCIAL DATA

20

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  21

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

32

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  33

ITEM 9A.  CONTROLS AND PROCEDURES

34

ITEM 9B.  OTHER INFORMATION

35

PART III

35

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

35

ITEM 11.  EXECUTIVE COMPENSATION

39

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  47

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  48

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

49

PART IV

50

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

50

SIGNATURES

53

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

•

dependence on commercialization of our CodecSys technology;

•

our ability to continue as a “going concern;”

•

our need and ability to raise sufficient additional capital;

•

our limited operating history and continued losses;

•

restrictions contained in our outstanding convertible notes;

•

ineffective internal operational and financial control systems;

•

rapid technological change;

•

intense competitive factors;

•

our ability to hire and retain specialized and key personnel;

•

dependence on significant customers;

•

uncertainty of intellectual property protection;

•

potential infringement on the intellectual property rights of others;

•

factors affecting our common stock as a “penny stock;”

•

extreme price fluctuations in our common stock;

•

price decreases due to future sales of our common stock;

•

general economic and market conditions;

•

future shareholder dilution; and

•

absence of dividends.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed or implied in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statement.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of future events or developments.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  BUSINESS

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

We own proprietary video compression technology that we call “CodecSys.”  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.  Today, video compression is accomplished by using a single technique or computer formula to create a particular data stream.  Our CodecSys technology uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.

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

Recent Developments

On August 15, 2006, we entered into a transaction with Yan Lang Studio Ltd., or YLS, a Hong Kong corporation, and various affiliated entities related to the acquisition of investment capital and licensing of technology.  This transaction involved a stock purchase agreement (including warrants and a registration rights agreement), stock exchange agreement and two separate technology license agreements.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Item 7 of this report.

Pursuant to the foregoing transaction, we issued (i) 666,667 shares of our common stock and warrants to purchase 5,500,000 shares of our common stock to YLS in consideration of $1,000,000; (ii) 4,000,000 shares of our common stock to YLS in exchange for the license to use and distribute certain flash based e-publishing reader technology; (iii) 3,000,000 shares of our common stock to Sun Media Investment Holdings Ltd., a British Virgin Islands corporation, in exchange for 1,515,544 shares of Sun New Media, Inc. shares of common stock; and (iv) an aggregate of 2,000,000 shares of our common stock to YLS (1,000,000 shares) and Beijing Broadvision Information Technologies, Ltd. (1,000,000 shares) in exchange for the license to use and distribute certain IPTV platform technology.

On January 22, 2007, we terminated the YLS transaction effective as of December 31, 2006.  Pursuant to the terms of a termination and release agreement, (i) we cancelled the stock purchase agreement (including warrants and a registration rights agreement), stock exchange agreement and the IPTV platform technology license agreement; (ii) we returned the 1,515,544 shares of common stock of Sun New Media, Inc. and cancelled the 3,000,000 shares of our common stock issued to Sun Media Investment Holdings Ltd. in exchange therefor; (iii) we amended the remaining flash based e-publishing reader technology license agreement which continues between us and YLS; (iv) we returned to YLS the $1,000,000 received by us, less $500,000 which we previously advanced to an entity affiliated with Bruno

Wu, an affiliate of YLS; (v) Bruno Wu resigned as a member of our board of directors; and (vi) we cancelled all other shares of our common stock issued in connection with the YLS transaction, except for a total of 1,500,000 shares that YLS continues to hold as consideration for the continuing flash based e-publishing reader technology license agreement.

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, whereby Triage provided $1,000,000 to us in exchange for us agreeing to enter into a convertible note securities agreement.  The funding provided by Triage was replaced with an unsecured convertible note and accompanying warrants, as described below, issued to Leon Frenkel, an affiliate and assignee of Triage.

On November 2, 2006, we closed on a convertible note securities purchase agreement dated October 28, 2006 with Mr. Frenkel, that provided we issue to Mr. Frenkel (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which give Mr. Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The unsecured convertible note is due October 16, 2009 and bears an annual interest rate of 5%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied.  The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.

The A warrants and B warrants expire one year after the effective date of a contemplated registration statement to be filed under the Securities Act to register the subsequent sale of shares received from exercise of the A warrants and B warrants. The C warrants and D warrants expire eighteen months and twenty-four months, respectively, after the effective date of the registration statement. The A warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.  The warrants are exercisable at any time until their respective expiration dates and are subject to adjustment pursuant to standard anti-dilution rights.

On October 16, 2006, we held a special meeting of shareholders in which our shareholders approved, among other things, amended and restated articles of incorporation that (i) increased our authorized common stock, $0.05 par value, from 40,000,000 shares to 180,000,000 shares and our authorized preferred stock, no par value, from 10,000,000 shares to 20,000,000 shares; (ii) adopted a limitation of liability for our directors to the fullest extent permitted under Utah law; (iii) adopted indemnification for our directors and officers to the fullest extent permitted under Utah law; and (iv) included a provision allowing shareholder action to be taken by written consent without a meeting in accordance with Utah corporate law.

Services

Following are some of the ways in which businesses utilize our services.

Internal Business Applications

•

Deliver briefings from the CEO or other management

•

Launch new products or services

•

Present new marketing campaigns

•

Train employees

•

Announce significant changes or implement new policies and procedures

•

Respond to crisis situations

External Business Applications

•

Make promotional presentations to prospective customers or recruits

•

Provide product/service training to customers

•

Train and communicate with sales agents, dealers, VARs, franchisees, association members, etc.

•

Sponsor satellite media tours

•

Provide video/audio news releases

Satellite-Based Services

We utilize satellite technology for various business training and communication applications.  The list that follows describes the comprehensive offering of products and services that attracts companies in need of a satellite solution.

•

Network design and engineering

•

Receiving equipment and installation

•

Network management

•

24/7 help desk services

•

On-site maintenance and service

•

Full-time or occasional transponder purchases (broadcast time)

•

Uplink facilities or remote SNG uplink trucks

Streamed Video Hosting Services

Until the last few years, satellite was the only technology that could deliver quality point to multi point video for business applications.  Now, with the advancement of streaming technologies and the increase of bandwidth, the Internet provides an effective platform for video-based business training and communications.  Our management believes that the Internet will become a major means of broadband business video delivery.  Consequently, we have invested in the infrastructure and personnel needed to be a recognized provider of Internet-based services.  Following are the services we currently provide:

•

Dedicated server space

•

High-speed, redundant Internet connection

•

Secure access

•

Seamless links from client's website

•

Customized link pages and media viewers

•

Testing or self-checks

•

Interactive discussion threads

•

Participation/performance reports for managers/administrators

•

Notification of participants via email

•

Pay-per-view or other e-commerce applications

•

Live events

•

24/7 technical support

Production and Content Development Services

To support both satellite and Internet-based delivery platforms, we employ professional production and content development teams and operate full service video and audio production studios.  A list of support services follows:

•

In-studio or on-location video/audio production

•

Editing/post-production

•

Instructional design

•

Video/audio encoding for Internet delivery

•

Conversion of text or PowerPoint to HTML

•

Alternative language conversion

•

Access to “off-the-shelf” video training content

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

The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period.  Of our net sales in 2006, approximately 95% were derived from satellite–based services and approximately 5% were derived from product and content development and all other services.

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

E-Publishing Reader Technology

In August 2006, we obtained rights to use certain flash based e-publishing reader technology.  This technology gives us an opportunity to sell a software application to existing and new customers.  The software allows a customer to produce an e-magazine for easy, fast and inexpensive Internet delivery to its employees, distributors and customers.  It contains unique characteristics giving the user the look and feel of a printed magazine, but allows for in depth descriptions and pricing of products when requested by the customer.  In addition, we anticipate incorporating our CodecSys technology with this technology to provide low bandwidth video as a part of our product offering.

CodecSys Technology

We own proprietary video compression technology that we call “CodecSys.”  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.  Today, video compression is accomplished by using a single technique or computer formula to create a particular data stream.  Our CodecSys technology uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.

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

New Products and Services

We believe our CodecSys technology will offer significant efficiencies and cost savings associated with video content transmission and storage.  In August 2005, we commenced marketing and selling the first application of our CodecSys technology in a video conferencing product.  We are still developing and improving the CodecSys technology for a variety of other applications, including Internet streaming, satellite encoding and transmitting video content to cellular phones and other hand-held electronic devices.  We believe these applications may hold substantial licensing and other revenue opportunities for our business.  To date, we have not generated any meaningful revenue from our CodecSys technology.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually.  This estimate will increase or decrease depending on funds available to us.

On March 16, 2007, we announced the establishment of a joint development center with IBM to focus on utilization of our CodecSystem technology with IBM’s multi-core Cell Broadband Engine™ (Cell/B.E.) based BladeCenter QS20.  By collaborating with IBM’s engineers, we believe we can look at reaching a new level of R&D and delivering low-cost, high performance video compression solutions to our current and future clients faster than ever before.

Following are examples with brief descriptions of various applications of the CodecSys technology that have been identified by management.

Video Conferencing Product

Our first product utilizing the CodecSys technology is an Internet-based video conferencing product.  This product provides point-to-point and multi-party video conferencing at significantly reduced bandwidth and accompanying costs with video quality equal to or better than other commercially available equipment.  Because of the benefits associated with this product, we believe there are revenue opportunities to sell this product to enterprise customers desiring a competitively priced videoconference product that utilizes existing Internet connections.

Internet Streaming

Using CodecSys, customers are expected to be able to customize and optimize different streams, platforms and channels, including broadband, dial-up connections, landline, satellite and wireless.  Commercial quality video and stereo audio at low bandwidths is anticipated to provide a compelling competitive advantage in applications such as video-on-demand, distance learning and remote monitoring.  We anticipate realizing licensing fees and revenue from vendors of video-on-demand, distance learning and remote monitoring products and services who desire to reduce their distribution costs associated with such products and services while maintaining or improving the quality of their transmissions.  We have commenced providing Internet streaming of live sporting events for college athletic conferences as well as some professional sports teams. To date, we have not derived significant revenue from these services, but the limited number of events we have streamed were done profitably.  We intend to expand our marketing efforts for these services in 2007.

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

Transmitting video content to cellular phones and other hand-held electronic devices

Video content that is currently being transmitted to cellular phones, PDAs and other hand-held electronic devices is currently limited by bandwidth and quality constraints.  We believe that our CodecSys technology will mitigate these constraints and offer higher quality transmissions with lower bandwidth requirements, thereby allowing enhanced video content, including full motion music videos, advertisements, sporting highlights and movie trailers.  We intend to generate additional revenue by licensing our technology to video content providers in these applications.

Research and Development

We have spent substantial amounts in connection with our research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  For the year ended December 31, 2006, we recorded research and development in process expenses of approximately $2,324,000.  Our ability to support future research and development activities will depend on our ability to generate and/or obtain adequate funding.  Assuming such funding is obtained, management estimates we will incur approximately $2.0 million annually in research and development expenses as we pursue commercialization applications for our technology as described above.  This estimate will increase or decrease depending on funds available to us.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001.  We have filed for patent protection in the United States and various foreign countries.  As of January 31, 2007, we had four issued foreign patents and 20 pending patent applications, of which five were U.S. applications and 15 were foreign counterpart applications.

We have identified additional applications of the technology, which represent potential patents that further define the product specific applications of the processes that are covered by the original patents.  We intend to continue building our intellectual property portfolio as funding permits.

We have registered the “CodecSys” trademark with the U.S. Patent and Trademark Office, and seek to protect our know-how, trade secrets and other intellectual property through a variety of means, including confidentiality agreements with our employees and customers.

Major Customers

A small number of customers account for a large percentage of our revenue.  Sales revenues from our three largest customers accounted for approximately 80% of total revenues for 2006 and 62% of total revenues for 2005.  The three largest customers in 2006 are not the same as the three largest customers in 2005, as we lost one of those customers and gained a substantial new customer.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases. We do not expect that our largest customer will purchase as much of our services in 2007 as in 2006 in part because this customer was acquired by one of its competitors.  To the extent that our largest customer reduces its reliance on us or terminates its relationship with us, revenues will decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.  We have recently secured such a customer, but we do not yet know the extent of the work or services that we will be providing for this customer.

Competition

The communications industry is extremely competitive.  In the private satellite network market, there are many firms that provide some or all of the services we provide.  Many of these competitors are larger than us and have significantly greater financial resources.  In the bidding process for potential customers, many of our competitors have a competitive advantage in the satellite delivery of content because many own satellite transponders or otherwise have unused capacity that gives them the ability to submit lower bids than we are able to make.  In the satellite network and services segment, we compete with Convergent Media Systems, Globecast, IBM, Cisco, TeleSat Canada and others.  With respect to video conferencing, we compete with Sony, Polycom, Tandberg and others.

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

Employees

We currently employ 35 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah, three employees at the Staples, Inc. studios in Framingham, Massachusetts, and three employees in Folsom, California at IDI.  In addition, we engage voice talent on an “as needed” basis at our recording studios and employ the services of independent sales representatives.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this report.  Our business and our securities involve a high degree of risk.

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

There is substantial doubt about our ability to continue as a “going concern.”

Our current independent auditor, in its report dated April 2, 2007, and our former independent auditor, in its report dated February 18, 2005, with respect to our financial statements as of December 31, 2006 and 2005, and for each of the years ended December 31, 2006, 2005 and 2004, included a “going concern” modification.  As discussed in Note 3 to the audited financial statements, we have incurred significant losses and used cash from operations for each of the three years ended December 31, 2006.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

We need additional capital.  If additional capital is not available, we may have to curtail or cease operations.

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

Although we have been in existence for many years, our current business has only been ongoing for six years.  We have sustained operating losses in each of the last five years.  Through December 31, 2006, our accumulated deficit was $41,686,011.  We may continue to sustain losses on a quarterly and annual basis.

Covenant restrictions contained in our outstanding convertible notes may limit our ability to obtain additional capital and to operate our business.

Our senior secured convertible notes and our unsecured convertible note contain, among other things, covenants that may restrict our ability to obtain additional capital or to operate our business.  For example, (i) the senior secured convertible notes prohibit us from paying any dividends unless we obtain the prior written consent of the holders of at least 85% of the principal amount of such notes; (ii) the senior secured convertible notes and the unsecured convertible note contain anti-dilution provisions; and (iii) the securities purchase agreement, under which the unsecured convertible note was issued, granted rights of first refusal to participate in any future funding to the holder of the note purchased thereunder.  Furthermore, a breach of any of the covenants contained in the convertible notes could result in a default under the notes, in which event the note holders could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.

Our systems of internal operational and financial controls may not be effective.

We establish and maintain systems of internal operational and financial controls that provide us with critical information.  These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, any system of internal controls may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.  We have previously experienced significant deficiencies in our required disclosure controls and procedures regarding the updating of certain accounting pronouncements and the reporting of current information required to be filed with the SEC.  We have also experienced a significant deficiency and a material weakness in our required disclosure controls and procedures regarding our accounting entries and financial statements.  As a result of these factors, we were required to restate certain accounting periods in 2005.  Any future deficiency, weakness, malfunction or inadequacy related to internal operational or financial control systems could produce inaccurate and unreliable information that may harm our business.

We may be unable to respond adequately to rapid changes in technology.

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

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  Sales revenues from our three largest customers accounted for approximately 80% of total revenues for the year ended December 31, 2006 and 62% of total revenues for the year ended December 31 2005.  The three largest customers in 2006 are not the same as the three largest customers in 2005, as we lost one of those customers and gained a substantial new customer.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases.  We do not expect that our largest customer will purchase as much of our services in 2007 as in 2006 in part because this customer was acquired by one of our competitors.  To the extent that our largest customer reduces its reliance on us or terminates its relationship with us, revenues would decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.

There is significant uncertainty regarding our patent and proprietary technology protection.

Our success is dependent upon our CodecSys technology and other intellectual property rights.  If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours.  If this were to occur, our revenues, market share and operating results would suffer.  To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology.  As of January 31, 2007, we had four issued foreign patents and 20 pending U.S. and foreign patent applications.  If we fail to deter misappropriation of our proprietary information or if we are unable to detect unauthorized use of our proprietary information, then our revenues, market share and operating results will suffer.  The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and diversion of resources that would harm our business.

Our products could infringe on the intellectual property rights of others, which may subject us to future litigation and cause financial harm to our business.

To date, we have not been notified that our services, products and technology infringe the proprietary rights of third parties, but there is the risk that third parties may claim infringement by us with respect to current or future operations.  We expect software developers will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and the functionality of products in different industry segments overlaps.  Any of these claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements, if required, may not be available on terms acceptable to us.  A successful claim against us of infringement and failure or inability to license the infringed or similar technology on favorable terms would harm our business.

Our common stock is considered “penny stock” which may make selling the common stock difficult.

Our common stock is considered to be a “penny stock” under the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended.  Under the rules, stock is considered “penny stock” if:  (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues at less than $6.0 million for the past three years.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our stock but must trade it on an unsolicited basis.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be

“penny stocks.”  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Trading in our securities could be subject to extreme price fluctuations that could cause the value of your investment to decrease.

Our stock price has fluctuated in the past and could continue to do so in the future.  Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market.  Limited trading of our common stock also contributes to more volatile price fluctuations.  The market price of our common stock is also subject to extreme fluctuations because of the nature of the CodecSys technology and the potential for large-scale acceptance or rejection of our technology in the marketplace.  Given these fluctuations, an investment in our stock could lose value.  A significant drop in our stock price could expose us to the risk of securities class action lawsuits.  Defending against such lawsuits could result in substantial costs and divert management’s attention and resources, thereby causing an investment in our stock to lose additional value.

Future sales of our common stock could cause our stock price to decrease.

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of March 15, 2007, we had 27,345,274 shares of common stock outstanding.  As of March 15, 2007, stock options, including options granted to our employees, and warrants to purchase an aggregate of 15,014,643 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of March 15, 2007, notes convertible into 2,333,334 shares of our common stock were issued and outstanding.  Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

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

Any stock ownership interest may be substantially diluted by future issuances of securities.

We are currently contemplating another equity or convertible debt financing.  In addition, we may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to shareholders.  We also have offered and expect to continue to offer stock options to our employees and others, and have approximately 2,078,449 shares of common stock available for future issuance under our long-term incentive stock option plan.  To the extent that future stock options are granted and ultimately exercised, there will be further dilution to shareholders.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any return on an investment in our common stock will depend on the market price of the stock.

We currently intend to retain any future earnings to finance our operations.  The terms and conditions of our convertible notes restrict and limit payments or distributions in respect of our common stock.  The return on any investment in our common stock will depend on the future market price of our common stock and not on any potential dividends.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under an 18-month lease, the term of which ends October 31, 2007.  The lease covers approximately 13,880 square feet of office space leased at a rate of $24,108 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $8,797 per month.  The studio lease expires on November 30, 2008.  We also occupy 1,630 square feet of office space located at 160 Blue Ravine, Folsom, California 95630, on a month-to-month basis, at a cost of $2,600 per month.  We use this space for development of our CodecSys technology.  We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending against us, and, to the knowledge of management, no material litigation has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 16, 2006, we held a special meeting of shareholders.  At the meeting, our shareholders elected five directors, including William H. Davidson, Kirby D. Cochran, James E. Solomon, Rodney M. Tiede and Bruno Wu, to serve until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.

The votes cast with respect to the director nominees were as follows:

Director Nominee	Votes Cast For	Votes Withheld	Abstentions	Broker Non-votes
William H. Davidson	19,102,509	--	--	--
Kirby D. Cochran	19,102,509	--	--	--
James E. Solomon	19,102,509	--	--	--
Rodney M. Tiede	19,102,509	--	--	--
Bruno Wu	19,102,509	--	--	--

In addition to electing directors, the shareholders approved and adopted an amendment to our authorized capital that increased our authorized common stock, $0.05 par value, from 40,000,000 shares to

180,000,000 shares and our authorized preferred stock, no par value, from 10,000,000 shares to 20,000,000 shares.  The votes cast with respect to the amendment were 19,102,509 for, none against, with no abstentions and no broker non-votes.

The shareholders also approved and adopted amended and restated articles of incorporation that (i) provide for the limitation on the liability of our directors to the fullest extent permitted under Utah law; (ii) provide for indemnification to our directors and officers to the fullest extent permitted under Utah law; (iii) allow shareholder action to be taken by written consent without a meeting in accordance with Utah corporate law; and (iv) provide for the increase in our authorized capital as described above.  The votes cast with respect to the amended and restated articles of incorporation were 19,102,509 for, none against, with no abstentions and no broker non-votes.

The shareholders also ratified the appointment of HJ & Associates, LLC as our independent public accounting firm for the fiscal year ending December 31, 2006.  The votes cast with respect to the ratification were 19,102,509 for, none against, with no abstentions and no broker non-votes.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price Range

Our common stock is currently traded on the OTC Bulletin Board under the symbol “BCST.”  The following table sets forth, for the periods indicated, the high and low bid quotations, as adjusted for stock splits of our common stock, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	High Bid	Low Bid
2006

First Quarter	$2.60	$1.10
Second Quarter	3.35	1.30
Third Quarter	2.00	1.33
Fourth Quarter	1.83	1.10

2005

First Quarter	$4.30	$3.25
Second Quarter	4.29	2.65
Third Quarter	4.30	3.00
Fourth Quarter	3.30	1.50

2004

First Quarter	$5.95	$3.00
Second Quarter	6.30	5.75
Third Quarter	6.25	3.20
Fourth Quarter	6.15	2.20

As of March 15, 2007, we had 27,345,274 shares of our common stock issued and outstanding, and there were approximately 1,300 shareholders of record.

Dividends

We have never paid or declared any cash dividends.  Future payment of dividends, if any, will be at the discretion of our board of directors and will depend, among other criteria, upon our earnings, capital requirements, and financial condition as well as other relative factors.  Management intends to retain any and all earnings to finance the development of our business, at least in the foreseeable future.  Such a policy is likely to be maintained as long as necessary to provide working capital for our operations.  Moreover, our outstanding convertible notes contain restrictive covenants that prohibit us to declare or pay dividends.

Sales of Unregistered Securities

All sales of our securities pursuant to any unregistered private offering during the fourth quarter of 2006 have been previously reported on a Current Report on Form 8-K filed with the SEC on March 21, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities during the fourth quarter of 2006.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of our common stock with the Russell 2000 Index and the NYSE Arca Tech 100 Index.  The Russell 2000 Index is comprised of U.S. publicly-owned companies with relatively small capitalizations that are comparable to us.  The NYSE Arca Tech 100 Index is comprised of publicly-owned technology companies that are similar to us.  The graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends, if any, on the date of payment without commissions.  The plot points on the graph were provided by Research Data Group, San Francisco, California.  The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

	12//31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Broadcast International, Inc.	100.00	75.82	60.44	35.71	24.73	12.86
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
NYSE Arca Tech 100	100.00	67.10	96.37	102.02	105.23	112.42

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements.  This information should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.  The selected consolidated balance sheet data as of December 31, 2006 and 2005 and the selected consolidated statement of operations data for the years then ended have been derived from our consolidated financial statements audited by HJ & Associates, LLC, independent registered public accounting firm, included elsewhere in this report.  The selected consolidated statement of operations data for the year ended December 31, 2004 has been derived from our consolidated financial statements audited by Tanner LC, independent registered public accounting firm, included elsewhere in this report.  The selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 and the selected consolidated statement of operations data for each of the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements not included herein.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2002	2003	2004	2005	2006
Statement of Operations Data:
Net sales	$5,031,178	$4,928,486	$5,385,657	$5,380,869	$13,894,383
Cost of sales	4,398,548	5,027,314	5,438,409	5,434,433	13,153,261
Gross profit (loss)	632,630	(98,828)	(52,752)	(53,564)	741,122
Operating expenses:
Administrative and general	1,240,697	910,239	1,939,319	2,958,232	4,583,512
Selling and marketing	593,676	518,768	732,959	720,841	693,223
Production and maintenance	218,893	159,764	35,109	--	--
Research and development in process	--	--	12,659,094	812,581	2,323,843
Impairment of license rights	--	2,154,608	--	--	1,732,600
Total operating expenses	2,053,266	3,743,379	15,366,481	4,491,654	9,333,178
Income (loss) from operations	(1,420,636)	(3,842,207)	(15,419,233)	(4,545,218)	(8,592,056)
Other expense	(30,992)	(87,037)	(1,069,479)	(1,036,461)	(7,005,853)
Income (loss) before income taxes	(1,451,628)	(3,929,244)	(16,488,712)	(5,581,679)	(15,597,909)
Income tax (expense) credit	535,724	(6,000)	--	--	--
Net profit (loss)	$(915,904)	$(3,935,244)	$(16,488,712)	$(5,581,679)	$(15,597,909)

Loss per share – basic and diluted	$(0.07)	$(0.23)	$(0.85)	$(0.27)	$(0.56)

Weighted average number of shares of common stock outstanding – basic and diluted	14,005,000	16,847,000	19,365,000	20,844,000	27,962,000

	December 31,
	2002	2003	2004	2005	2006

Balance Sheet Data:
Cash and cash equivalents	$316,166	$314,667	$173,536	$446,491	$807,741
Total current assets	1,544,677	974,482	865,865	2,457,774	3,105,916
Property and equipment, net	1,312,655	1,035,675	764,771	504,162	387,058
Total assets	4,722,486	2,100,189	1,817,544	3,889,046	5,190,744
Current liabilities	1,012,380	638,454	661,814	5,568,255	6,827,621
Long-term obligations	484,786	699,980	1,170,557	1,330,278	2,048,401
Total liabilities	1,497,166	1,338,434	1,832,371	6,898,533	8,876,022
Total stockholders’ equity (deficit)	3,275,320	761,755	(14,827)	(3,009,487)	(3,685,278)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes that are included elsewhere in this report.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this report.  See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our accounting policies that are the most important to the portrayal of our financial condition and results, and which require the highest degree of management judgment, relate to the reserves for doubtful accounts receivable, the valuation of stock and options issued for services, and revenue recognition.

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

When we enter into a multi-year contract with a customer that has an established network to provide installation, network management, satellite transponder and help desk, or a combination of these services, we recognize this revenue as the services are performed and as equipment is sold.  These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed, the associated revenue and cost are recognized in the period the work is completed.

Executive Overview

We continue to need additional capital to fund our operating activities, including the development of our CodecSys technology.  In 2006, we commenced a private placement offering of our securities by selling shares of our common stock at a price of $1.50 per share.  In the offering, the purchaser of each share has received a warrant to acquire one share of common stock.  The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share.  As of December 31, 2006, we had raised $1,743,166 from the sale of 1,162,110 shares of our common stock pursuant to the offering.  We subsequently raised $347,998 from the sale of 231,999 shares of our common stock in February 2007, which concluded this private placement offering.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc., or VPTI, in exchange for an aggregate of 994,063 shares of our common stock.  In this transaction, we recognized $1,363,126 as common stock issued for acquisition in excess of asset valuation. Prior to the acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which our management anticipates incorporating into the CodecSys technology.

On April 24, 2006, two of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock.  As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.  Additionally, the Company recognized $646,800 for the early extinguishment of debt.  As a result, the total value of the debt conversion amounted to $1,146,800.

On August 15, 2006, we raised $1,000,000 pursuant to the terms of a stock purchase agreement (including warrants and a registration rights agreement) with YLS, in which we sold 666,667 restricted shares of our common stock to YLS at a purchase price of $1.50 per share.  YLS was also issued warrants in accordance with the stock purchase agreement.  The warrants provided for the purchase of up to 5,500,000 shares of our common stock at prices ranging from $1.60 to $3.00 per share.  In connection with the transaction, we entered into a stock exchange agreement and two separate technology license agreements with affiliated parties of YLS.  The foregoing YLS transaction, however, was terminated effective December 31, 2006, as described below.

On September 29, 2006, we entered into a letter of understanding with Triage, whereby Triage provided $1,000,000 to us in exchange for us agreeing to enter into a convertible note securities agreement.  The funding provided by Triage was replaced with a convertible note securities agreement dated October 28, 2006 entered into with Leon Frenkel, an affiliate and assignee of Triage, pursuant to which we issued to Mr. Frenkel an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006, and warrants.  The unsecured convertible note is due October 16, 2009 and bears an annual interest rate of 5%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied.  The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.  The warrants provide for the purchase of up to 5,500,000 shares of our common stock at prices ranging from $1.60 to $3.00 per share.

On January 22, 2007, we terminated the YLS transaction effective as of December 31, 2006.  Pursuant  to the termination, we returned the funds we received in the transaction and all of the shares of common stock that we issued were cancelled, other than a total of 1,500,000 shares that YLS will hold in connection with a continuing technology license agreement, as described below.

On March 18, 2007, two of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $750,000 of their convertible notes into 500,000 shares of our common stock.  As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $2,500,000 to $1,750,000.  The outstanding notes are presently convertible into 1,166,667 shares of our common stock.

The conversion feature and the prepayment provision of the senior secured convertible notes and unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes may not be exercised by us until one year after the respective issuance dates of the notes, and then only in certain limited circumstances.  For all periods since the issuance of the senior secured convertible notes and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.

Results of Operations for the Years Ended December 31, 2006 and December 31, 2005

Net Sales

We realized net sales of $13,894,383 for the year ended December 31, 2006 compared to net sales of $5,380,869 for the year ended December 31, 2005, which represents an increase of approximately 158% for the year.  We experienced the majority of our revenues from equipment sales and installation which generally have a lower margin than license fees and studio and production fees.  The net increase in revenues of $8,513,514 was the result of an increase of $8,743,311 in equipment sales and installation services and an increase in studio and video production services of $337,861.  These revenues were offset by a decrease of $307,746 in license fees primarily from the loss of one customer and a decrease of $167,343 in satellite fees.  Of the increase of $8,743,311 in equipment sales and installation revenue, $7,334,581 was the result of increased revenue from one customer.  We anticipate that revenues from this customer will decrease materially in 2007.

Cost of Sales

The cost of sales for the year ended December 31, 2006 aggregated $13,153,261 as compared to the cost of sales of $5,434,433 for the year ended December 31, 2005, which represents an increase in cost of sales of 142%.  The increase in cost of sales of $7,718,828 was primarily a result of the increase in equipment sales and installation services with their attendant costs.  Cost of equipment sales and installation services increased $7,564,963, which accounted for 98% of the increase in costs.  The remainder of the increase in cost of sales was the result of  an increase in operating department costs of $420,103 offset by a decrease of $163,725 in satellite distribution costs resulting from decreased satellite usage by customers and decreased depreciation of $102,513.

Operating Expenses

We incurred total operating expenses of $9,333,178 for the year ended December 31, 2006 compared to total operating expenses of $4,491,654 for the year ended December 31, 2005.  The increase of $4,841,524 was primarily due to an increase in our general and administrative expenses of $1,625,280, as explained below, an increase in research and development in process expenses of $1,511,262, and the expense resulting from the impairment of our e-publishing technology license of $1,732,600.  Of the increase in research and development in process expenditures, $1,363,126 resulted from recording an expense equal to the excess of cost over book value for the acquisition of VPTI.  These expenses were partially offset by a small decrease in sales and marketing expenses.

Our general and administrative expenses increased $1,625,280 from $2,958,232 for the year ended December 31, 2005 to $4,583,512 for the year ended December 31, 2006.  The increase resulted principally from increases of $1,108,835 in outside consulting expenses, which included consultants working with us to position our company to raise additional funds, to restructure business operations departments, and to locate business partners for deployment of our technology.  We also incurred increased expenses of $937,436 related to the issuance of options and warrants granted to employees, directors and others.

Our sales and marketing expenses for the year ended December 31, 2006 were $693,223 compared to sales and marketing expenses of $720,841 for the year ended December 31, 2005.  The decrease of $27,618 is due to minor decreases in most expense categories, the largest of which was advertising and promotion.

Interest Expense

We recorded an increase in interest expense of $745,411 from interest of $1,149,209 in 2005 to $1,894,620 in 2006.  We incurred interest expense of $1,825,755 on our senior secured convertible notes, which included $888,892 of interest related to accretion of the notes as the notes are recorded on our consolidated balance sheet and amortization of debt issuance expense of $371,452.  In addition, we recorded interest of $67,891 on our unsecured convertible note which included $59,140 related to the accretion of the note as it is recorded on our consolidated balance sheet.

Net Loss

We had a net loss of $15,597,909 for the year ended December 31, 2006 compared to a net loss of $5,581,679 for the year ended December 31, 2005.  The net loss before taxes increased by $10,016,230 which resulted from recording losses or increased expenses of (i) $4,841,524 from operations, which included $1,732,600 for the impairment of our e-publishing technology license discussed above; (ii) $4,152,591 on securities available for sale related to shares of Sun New Media, Inc. held by us until termination of the YLS transaction effective on December 31, 2006, which shares declined in value during the time held by us; (iii) $1,266,300 in the valuation of derivatives related to our senior secured convertible notes and the unsecured convertible note; and (iv) $745,411 of additional interest expense as noted above.

Results of Operations for the Years Ended December 31, 2005 and December 31, 2004

Net Sales

We realized net sales of $5,380,869 for the year ended December 31, 2005 compared to net sales of $5,385,657 for the year ended December 31, 2004, which represents a decrease of less than 1% for the year.  Although the revenues were materially unchanged, we experienced a change in the mix of services used by our customers from license fees and studio and production fees to more equipment sales and installation, which includes the associated costs of the equipment and installation and which generally have a lower margin than the license fees and studio and production fees.  The net decrease in revenues of $4,788 is the result of a decrease of $526,759 in license fees primarily from the loss of one customer and a decrease of $307,778 in production fees, the majority of which was also from another customer.  These decreases were offset by an increase in sales of equipment and installation revenues of $829,749.

Cost of Sales

The cost of sales for the year ended December 31, 2005 aggregated $5,434,433 as compared to cost of sales of $5,438,409 for the year ended December 31, 2004.  Because of certain cost and operating expense reclassifications effected in 2006, the amount of cost of sales for the year ended December 31, 2005 decreased from that previously reported.  Similar to the modest decrease of $4,788 in net sales from 2004 to 2005, costs of sales decreased by $3,976 from 2004 to 2005.  As discussed above, we experienced a change in the mix of services to lower margin equipment and installation revenue.  Notwithstanding this change, higher costs of sales associated with equipment sales and installation, including increased satellite distribution costs, were offset by a decrease in operation department costs and decreased depreciation.

Operating Expenses

We incurred total operating expenses of $4,491,654 (after giving effect to certain 2006 reclassifications discussed above) for the year ended December 31, 2005, compared to total operating expenses of $15,366,481 for the year ended December 31, 2004.  The decrease of $10,874,827 was primarily due to a decrease in research and development in process expenses of $11,846,513.  During 2004, we recorded total research and development in process expenses of $12,659,094, which resulted from three transactions related to the acquisition of IDI and the ongoing development of the CodecSys technology more fully described as follows:

(1) Consolidation of IDI co-founders equity in IDI	$1,219,573
(2) Issuance of stock and options to IDI co-founders	1,211,502
(3) Issuance of stock and options to Streamware AB	10,228,019
$12,659,094

During the year ended December 31, 2005, none of the foregoing expenses were repeated.  We recorded research and development in process expenses of $812,581 for 2005.

Our general and administrative expenses, including production and maintenance costs, increased $1,018,913 from $1,939,319 for the year ended December 31, 2004 to $2,958,232 for the year ended December 31, 2005.  The increase resulted principally from increases of $165,273 in legal expenses, $59,444 in outside consulting expenses, $51,389 in accounting services, $85,495 in increased travel expenses, $36,174 in directors and officers insurance, and $68,560 in various other general expenses.

Our sales and marketing expenses for the year ended December 31, 2005 were $720,841 compared to sales and marketing expenses of $732,959 for the year ended December 31, 2004.  The increase of $12,118 was due to minor increases in most expense categories.

Interest Expense

We recorded an increase in interest expense of $54,023 from interest of $1,095,186 in 2004 to $1,149,209 in 2005.  For the year ended December 31, 2005, the composition of the interest expense changed from 2004.  We paid interest expense of $330,500 on our senior secured convertible notes, recorded interest expense of $624,998 related to accretion of the notes as the notes are recorded on our consolidated balance sheet, $188,879 of amortization of pre paid interest expense related to the cost of issuing the notes, and recorded interest expense of $4,832 related to the beneficial conversion feature of a convertible line of credit.  The holders of the convertible line of credit indebtedness converted all of the line of credit debt to common stock during 2005.  During 2004, all of the interest expense was related to the beneficial conversion feature of the convertible line of credit.

Net Loss

We had a net loss in the amount of $5,581,679 for the year ended December 31, 2005 compared to a net loss of $16,488,712 for the year ended December 31, 2004.  The net loss before taxes decreased by $10,907,033, which was primarily the result of a decrease of $11,846,513 in research and development in process, offset by an increase of $1,018,913 in general and administrative expenses, and an increase of $54,023 in interest expense, all as explained above.  In addition, the net loss decreased by $95,722 related to an increase in interest income and gain on forgiveness of debt.

Quarterly Financial Data

Summarized unaudited quarterly financial data for 2005 and 2006 is as follows:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$977,652	$999,495	$1,065,317	$2,338,405
Gross margin (loss)	114,275	4,666	(186,346)	13,841
Net income (loss)	(794,047)	(4,469,981)	310,426	(628,077)
Basic income (loss) per share	(0.04)	(0.22)	0.01	(0.16)
Diluted income (loss) per share	(0.04)	(0.22)	0.01	(0.16)
	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,780,398	$4,283,115	$3,914,108	$2,916,762
Gross margin (loss)	42,447	283,709	132,517	282,449
Net loss	(4,353,413)	(483,699)	(2,116,838)	(8,643,959)
Basic loss per share	(0.19)	(0.02)	(0.07)	(0.28)
Diluted loss per share	(0.19)	(0.02)	(0.07)	(0.28)

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Long-term debt obligations (1)	$35,093	$3,570,187	$-	$-	$3,605,280
Capital lease obligations	-	-	-	-	-
Operating lease obligations	351,400	99,600	-	-	451,000
Purchase obligations	-	-	-	-	-
Other obligations	500,000	600,000	-	-	1,100,000
Total contractual obligations	$886,493	$4,269,787	$-	$-	$5,156,280

(1)  Included in long-term debt are senior secured convertible notes at the principal value of $2,500,000 and our unsecured convertible note at the principal value of $1,000,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2006, we had cash of $807,741, total current assets of $3,105,916, total current liabilities of $6,827,621 and total stockholders' deficit of $3,685,278.  Included in current liabilities is $4,631,500 which relates to the value of the embedded derivatives for the senior secured notes and related warrants and the unsecured convertible note and warrants.

We experienced negative cash flow used in operations during the fiscal year ended December 31, 2006 of $3,144,370 compared to negative cash flow used in operations for the year ended December 31, 2005 of $3,077,951.  The negative cash flow was met by sales of our common stock to investors pursuant to a private placement offering and by issuance of the unsecured convertible note.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we increase our sales by adding new customers.

Our audited consolidated financial statements for the year ended December 31, 2006 contain a “going concern” qualification.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds.  In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds.  We used the proceeds from this financing to support our CodecSys research and development and for general working capital purposes.  The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum.  Interest-only payments are due semi-annually and the first payment of $90,000 was made on November 16, 2005.  The notes were originally convertible into 1,200,000 shares of our common stock at $2.50 per share, convertible any time during the term of the notes, but are now convertible at $1.50 per share.

We were in default under the terms of the securities purchase agreement because we did not secure an effective registration statement by the deadline required in the agreement.  We cured the default by securing the effective registration statement and satisfied the liquidated damages arising due to the default by entering into a waiver agreement.  The securities purchase agreement was amended by the waiver agreement dated March 16, 2006, in which the notes became convertible into 2,000,000 shares of our common stock at $1.50 per share.

In connection with the financing, the funds received A Warrants to acquire 600,000 shares of our common stock exercisable at $2.50 per share and B Warrants to acquire 600,000 shares of our common stock at $4.00 per share.  The waiver agreement changed the exercise price of the warrants to $2.00 per share for both the A Warrants and the B Warrants. Because we sold common stock during 2006 at $1.50 per share, the exercise price of the A and B Warrants has been reset to $1.50. The warrants are exercisable any time for a five-year period beginning on the date of grant.  The funds also received additional investment rights to make an additional loan of $3,000,000 on the same terms as the senior secured convertible notes and receive additional warrants with the same terms as the warrants already received by the funds.  The additional investment rights has to be exercised within 90 days of February 3, 2006 and they were not and have therefore expired.  We paid approximately $345,000 in cash for commissions, finders fees and expenses in securing this financing, $240,000 of which was included in prepaid expenses as of December 31, 2005 and is being amortized over the term of the notes.

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

Section 4(a)(xi) of the senior secured convertible notes specified that it would have been an event of default if we had not raise at least $3,000,000 by September 30, 2006.  We satisfied the condition because as of such date we had raised approximately $3,243,000 from various transactions and financings discussed herein.

On August 15, 2006, we simultaneously entered into and consummated a stock purchase agreement with YLS, a Hong Kong corporation, providing for the sale of 666,667 restricted shares of our common stock to YLS at a purchase price of $1.50 per share for a total consideration of $1,000,000.  Pursuant to the stock purchase agreement, we also issued warrants to YLS, including four classes of warrants (A warrants, B warrants, C warrants and D warrants), which gave YLS the right to purchase an additional 5,500,000 shares of our common stock at prices ranging from $1.60 to $3.00 per share.  In connection with the stock purchase agreement, we paid a $100,000 finder’s fee to Telperion Holdings LTD, based in the Cayman Islands.

As contemplated by the stock purchase agreement, we entered into a stock exchange agreement with Sun Media Investment Holdings Ltd., or Sun Media, a British Virgin Islands corporation, dated August 15, 2006, pursuant to which we issued 3,000,000 restricted shares of our common stock to Sun Media in exchange for 1,515,544 restricted shares of common stock of Sun New Media, Inc., a Minnesota corporation traded on the OTC Bulletin Board.  The stock exchange agreement also contained a covenant on our part to cause the appointment of Dr. Bruno Wu to our board of directors.  Mr. Wu is a principal and controlling shareholder of Sun Media and the Chairman of the Board of Sun New Media, Inc.

We also entered into a technology license agreement with YLS, dated August 15, 2006, pursuant to which we received a fully paid, perpetual, non-exclusive, world wide license to use and distribute certain flash based e-publishing reader technology.  In exchange for the license, we issued 4,000,000 restricted shares of our common stock to YLS.

In conjunction with the foregoing transactions, we entered into a technology license agreement with Broadvision Global, Ltd., or BGL, a British Virgin Islands corporation, dated August 15, 2006, pursuant to which we received a fully paid, perpetual, exclusive, world wide license (except for The Peoples Republic of China) to use and distribute certain IPTV platform technology developed and licensed to BGL by Beijing Broadvision Information Technologies, Ltd., or BBIT.  In exchange for the license, we issued 1,000,000 restricted shares of our common stock to each of YLS and BBIT.

On January 22, 2007, we terminated the YLS transaction effective as of December 31, 2006.  Pursuant to the terms of a termination and release agreement, (i) we cancelled the stock purchase agreement (including warrants and a registration rights agreement), stock exchange agreement and the IPTV platform technology license agreement; (ii) we returned the 1,515,544 shares of common stock of Sun New Media, Inc. and cancelled the 3,000,000 shares of our common stock issued to Sun Media Investment Holdings Ltd. in exchange therefor; (iii) we amended the remaining flash based e-publishing reader technology license agreement which continues between us and YLS; (iv) we returned to YLS the $1,000,000 received by us, less $500,000 which we previously advanced to an entity affiliated with Bruno Wu, an affiliate of YLS; (v) Bruno Wu resigned as a member of our board of directors; and (vi) we cancelled all other shares of our common stock issued in connection with the YLS transaction, except for a total of 1,500,000 shares that YLS continues to hold as consideration for the continuing flash based e-publishing reader technology license agreement.

On September 29, 2006, we entered into a letter of understanding with Triage, whereby Triage provided $1,000,000 to us in exchange for us agreeing to enter into a convertible note securities agreement.  The funding provided by Triage was replaced with an unsecured convertible note and accompanying warrants, as described below, issued to Leon Frenkel, an affiliate and assignee of Triage.

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with Mr. Frenkel, that provided we issue to Mr. Frenkel (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which give Mr. Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The unsecured convertible note is due October 16, 2009 and bears an annual interest rate of 5%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied.  The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.

Under the convertible note securities purchase agreement, Mr. Frenkel has a right of first refusal to participate in any future funding on a pro rata basis until one year after the closing date.  Beginning on the first anniversary of the note, we may prepay all or a portion of the note, including interest.

The A warrants and B warrants expire one year after the effective date of a contemplated registration statement to be filed under the Securities Act to register the subsequent sale of shares received from exercise of the A warrants and B warrants. The C warrants and D warrants expire eighteen months and twenty-four months, respectively, after the effective date of the registration statement. The A warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.  The warrants are exercisable at any time until their respective expiration dates and are subject to adjustment pursuant to standard anti-dilution rights.  This prospectus covers shares issuable upon exercise of the A warrants and the B warrants.  We may be required to file a subsequent registration statement covering shares issuable upon exercise of the C warrants and the D warrants.

On June 22, 2005, we secured a new customer contract, which resulted in revenues of approximately $1,400,000 for 2005 and $8,775,000 for 2006 and was our largest customer in 2006.  We anticipate that revenues from this customer will not continue at the same level for 2007.  We have, however, obtained another customer that we anticipate will at least partially, if not completely, replace the revenues lost from our largest customer in 2006.  We anticipate that our negative cash flow will diminish as our new customers makes projects and equipment available and as we are able to perform under their respective contracts.

Our monthly operating expenses currently exceed our monthly net sales by approximately $250,000 per month.  This amount could increase significantly.  Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts , and (iii) sales related to commercial applications of our CodecSys technology.  Notwithstanding any additional revenue that may be realized for these sources, we will require additional capital in 2007.

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

To date, we have met our working capital needs through funds received from sales of our common stock, borrowings under a convertible line of credit and the convertible note financings described above.  Until our operations become profitable, we must continue to sell equity or find another source of operating capital. There can be no assurance that we will be able to obtain adequate working capital or additional financing at all or on terms favorable to us.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure the fair value of assets and liabilities when fair value recognition or disclosure is required. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability to another company operating in the same market. The guidance of SFAS 157 must be applied to the first reporting period beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin, No.108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. SAB 108 is required for fiscal years ending after November 15, 2006. We do not believe that the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 must be applied to the first reporting period ending after December 31, 2006. We are currently evaluating the provisions of SFAS 158.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements required by this Item 8 begin on Page F-1 and are located following the signature page.  All information which has been omitted is either inapplicable or not required.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 17, 2006, Tanner LC, certified public accountants, resigned as our independent registered public accounting firm.  The termination of our relationship with Tanner was unanimously accepted by our Board of Directors on January 17, 2006.

Tanner’s audit report to our financial statements for the years ended December 31, 2004 and 2003 includes an explanatory paragraph expressing substantial doubt as to our company’s ability to continue as a going concern because we have not established an ongoing source of revenues sufficient to cover our operating costs.  Our ability to continue as a going concern is dependent on obtaining adequate capital to fund future operating losses until we become profitable.  The audit report contains no other adverse opinion, disclaimer of opinion or modification as to uncertainty, audit scope or accounting principle.

In connection with Tanner’s audit for the year ended December 31, 2004 and the interim periods until the date of termination, there have been no disagreements with Tanner on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Tanner, would have caused it to make reference to the subject matter of the disagreement in connection in its report on the financial statements.

There were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) during the year ended December 31, 2004 or the subsequent interim period through January 17, 2006, except that Tanner reported in the letters to our audit committee and Board of Directors, dated November 18, 2005 and February 18, 2005, that it had identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be a “significant deficiency” or a “material weakness.”  The significant deficiency in our internal control consisted of (1) lacking significant accounting policy disclosures for accounts receivable, patents and impairment of long-lived assets, and (2) that the associated MD&A section of Form 10-KSB initially lacked certain disclosures of critical accounting policies.  The material weakness in our internal control consisted of a lack of accounting for conversion features embedded in our senior secured convertible notes and related warrants as embedded derivatives requiring liability classification.  Tanner, through the previously mentioned letters, informed our Board of Directors and the Audit Committee of the Board of Directors that the lack of these internal controls could lead to our not being in a position to develop reliable financial statements. Our management also disclosed the significant deficiency and material weakness to our Audit Committee and Board of Directors.  Our audit committee discussed the significant deficiency and material weakness with

Tanner.  We have authorized Tanner to respond fully to any inquiries by our successor auditor, HJ & Associates, LLC, regarding the significant deficiency and material weakness in internal control.

During the quarter ended March 31, 2006, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, implemented corrective action to remedy the significant deficiency and material weakness discussed above.  We are continuing efforts to improve and strengthen our system of internal control over accounting and financial reporting.

Also on January 17, 2006, our Board of Directors unanimously approved a resolution to engage HJ & Associates, LLC, certified public accountants, to become our new independent certifying accountants.  During 2004 and 2005 and through January 17, 2006, we had not consulted with HJ & Associates regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, or a reportable event, as set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act.

Our evaluation identified a deficiency that existed in the design or operation of our disclosure controls and procedures related to the identification and reporting of certain transactions required to be included in current reports on Form 8-K filed with the SEC.  Our management has disclosed the deficiency to our audit committee and board of directors.  Additional effort is needed to fully remedy the deficiency and we are continuing efforts to improve and strengthen our system of disclosure controls and procedures.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
William Davidson, Ph.D.	55	Chairman of the Board
Rodney M. Tiede	45	Chief Executive Officer, President and Director
Reed L. Benson	60	Chief Financial Officer, Secretary, and General Counsel
James E. Solomon	55	Director
Kirby D. Cochran	52	Director

William Davidson, Ph.D. has been our Chairman of the Board and a director since February 2006.  Since 1984, Dr. Davidson has been President of MESA Research, a management consulting firm which he founded.  From 1985 to 1998, he served as a tenured Professor of Management at the Marshall School of Business, University of Southern California.  Dr. Davidson held leadership responsibilities in Deloitte & Touche LLP's telecom and media management consulting practice from 1996 to 1998.  Dr. Davidson earned an A.B. in Economics, a Masters in Business Administration Degree and a Doctorate Degree in Business Administration, all from Harvard University.

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

Reed L. Benson has been our Vice President, Secretary and General Counsel since the BI acquisition in October 2003.  Mr. Benson has been our Chief Financial Officer since December 2006.  He was also a director of ours from October 2003 until August 2006.  Mr. Benson has been in the private practice of law from April 2000 to the present and consulted directly with BI during that period.  From August 1987 to April 2000, he was Vice President, Secretary and General Counsel of Broadcast International, Inc., the predecessor of BI, and from June 1995 to April 2000, he served as Vice President, Secretary and General Counsel of Data Broadcasting Corporation, the former parent company of BI.  From April 2003 to the present, Mr. Benson has also been the General Counsel and a director of IDI.  Mr. Benson is President and a director of Xvariant, Inc., a public company.  Mr. Benson received a Bachelor of Science Degree in Accounting from the University of Utah in 1971 and a Juris Doctor Degree from the University of Utah College of Law in 1976.  Mr. Benson became a certified public accountant in 1974 and is currently an attorney licensed to practice in Utah.

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

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors.  Our officers generally serve at the discretion of the board of directors.  One of our directors, Mr. Tiede, is an employee who serves as our Chief Executive Officer and President.  The employment service of Mr. Tiede, Mr. Benson and one former officer is governed by the terms of their respective employment contracts.  See “Employment Contracts” in Item 11 below.

As noted above, several of our current and former executive officers and directors have served as officers and directors of BI since August 2000 and as officers and directors of IDI since April 2003.  During 2001 and 2002, BI entered into various licensing agreements with IDI and purchased shares of convertible preferred stock of IDI.  Management of BI determined that the CodecSys technology being developed by IDI represented a significant opportunity for BI and its future business prospects.  By April 2003, the financial condition of IDI had deteriorated significantly and BI provided a line of credit to IDI to sustain its operations.  At such time, BI also assumed operational control of IDI.  By October 2003, management of BI realized that IDI could not survive on its own notwithstanding the financial support provided by BI.  Accordingly, IDI filed for bankruptcy protection under chapter 11 of the federal bankruptcy code on October 23, 2003.  Over the next seven months, IDI continued its limited operations and designed a bankruptcy plan of reorganization which was confirmed on May 18, 2004.  Under the plan of reorganization, Broadcast International issued shares of our common stock to creditors of IDI and assumed certain liabilities of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI.  Since confirmation of the plan of reorganization, the operations of IDI have been consolidated with ours.  For additional information regarding the IDI bankruptcy, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Board and Committee Matters

During 2006, the board of directors held six meetings and took three separate actions by unanimous written consent resolution.  Each serving director attended at least 75% of the board meetings.  The board of directors is accountable to our shareholders to build long-term financial performance and value.  The board of directors’ responsibilities include overseeing the business and affairs of our company, hiring and evaluating our chief executive officer; providing guidance, counsel and direction to management in formulating and evaluating operational strategies; monitoring our company’s performance and capital requirements; and ensuring adherence to ethical practices and compliance with federal and state laws, including providing full and fair disclosure to shareholders pursuant to SEC regulations.  We encourage, but do not require, directors and director nominees to attend shareholder meetings.  Three members of our board attended our special meeting of shareholders held in 2006.

We maintain an audit committee of the board and a compensation committee of the board, each of which is discussed below.  We have not established a nominating committee of the board.  Our entire board of directors participates in the selection and nomination of candidates to serve as directors.  Each of our current directors is “independent” under the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards, except for Mr. Tiede who serves as our Chief Executive Officer and President.

When formulating its recommendations for director nominees, the board of directors will consider advice and recommendations offered by our executive officers, shareholders and outside advisors.  All candidates for membership on the board are evaluated on the basis of business experience, financial acumen, professional accomplishments and contacts, educational background, ability to make independent analytical inquiries, understanding of our business environment and willingness to devote adequate time to board duties.

We do not have a formal policy concerning shareholder recommendations of candidates for board of director membership.  Our board views that such a formal policy is not necessary at the present time given the board’s willingness to consider candidates recommended by shareholders.  Shareholders may recommend candidates by writing to our Secretary at our principal offices: 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047, giving the candidate’s name, contact information, biographical data and qualifications.  A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation.  Shareholders who wish to nominate a director for election are generally advised to submit a shareholder proposal no later than December 31 for the next year’s annual meeting of shareholders.

Audit Committee and Financial Expert

Our audit committee was established in September 2005 and currently includes Messrs. Solomon and Cochran.  Mr. Solomon serves as chairman of the audit committee.  The functions of the audit committee include recommending an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures.  The board of directors has not yet adopted a written audit committee charter or similar document.  The audit committee met four times during 2006 with each serving committee member attending at least 75% of the meetings.  Each of the members of the audit committee is “independent” under the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards.

Our board of directors has determined that James E. Solomon meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Limitation on Incorporation by Reference

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporates by reference, in whole or in part, subsequent filings including, without limitation, this report; the following report of the audit committee of the board of directors, the report of the compensation committee of the board of directors and the performance graph set forth herein shall not be deemed to be incorporated by reference into any such filings.

Report of the Audit Committee of the board of directors

March 23, 2007

To the Board of Directors of Broadcast International, Inc.:

We have reviewed and discussed with management the audited consolidated financial statements of Broadcast International, Inc. (the “Company”) as of and for the year ended December 31, 2006.

We have discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants and Public Company Accounting Oversight Board.

We have received and reviewed the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and have discussed with the independent accountants their independence.

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS:

James E. Solomon

Kirby D. Cochran

Compensation Committee

Our compensation committee was established in October 2005 and currently includes Messrs. Cochran, Davidson and Solomon.  Mr. Cochran serves as chairman of the compensation committee.  The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans.  The board of directors has not yet adopted a written compensation committee charter or similar document.  The compensation committee met one time during 2006 with each serving committee member having attended the meeting.  Each of the members of the compensation committee is “independent” under the definition of independence in Rule 4200(a)(15) of the NASD’s listing standards.

Communication with the Board

We have not, to date, developed a formal process for shareholder communications with the board of directors.  We believe our current informal process, in which any communication sent to the board of directors, either generally or in care of the chief executive officer, secretary or other corporate officer or director, is forwarded to all members of the board of directors, has served the board’s and the shareholders’ needs.

Conflict of Interest Policy

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company in which the director or executive officer, or any member of her or her immediate family, have a direct or indirect material interest.  Under our company’s standards of conduct for employees, all employees, including the executive officers, are expected to avoid conflicts of interest.  Pursuant to our code of ethics for the chief executive officer and senior finance officers (as discussed below), such officers are prohibited from engaging in any conflict of interest unless a specific exception has been granted by the board.  All of our directors are subject to general fiduciary standards to act in the best interests of our company and our shareholders.  Conflicts of interest involving an executive officer or a director are generally resolved by the board.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions.  A copy of the code of ethics was filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Throughout this annual report, the individuals who served as our chief executive officer and chief financial officer during 2006, as well as the other individual included in the summary compensation table, are collectively referred to as the “named executive officers.”

The compensation committee has overall responsibility to review and approve our compensation structure, policy and programs and to assess whether the compensation structure establishes appropriate incentives for management and employees.  The compensation committee annually reviews and determines the salary and any bonus and equity compensation that may be awarded to our chief executive officer, or CEO, and our Chief Financial Officer, or CFO.  The compensation committee oversees the administration of our long term incentive plan and employee benefit plans.

The compensation committee’s chairman regularly reports to the board on compensation committee actions and recommendations.  The compensation committee has authority to retain, at our expense, outside counsel, experts, compensation consultants and other advisors as needed.

2006 Company Performance.  Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers. In considering executive compensation, the compensation committee noted our financial performance and accomplishments in 2006.  Although we are still developing our CodecSys technology, revenues increased 142% from approximately $5,000,000 in 2005 to approximately $13,800,000 in 2006.  We secured new customer contracts that are expected to continue growth in 2007.  In addition, the executive officers were instrumental in bringing new investment capital to us to fund our ongoing operations.  Finally, we made substantial progress on the development of our technology, which is essential to our long term viability and profitability.

Compensation Philosophy. Our general compensation philosophy is designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance.  Given our stage of operations and limited capital resources, we are subject to various financial restraints in our compensation practices.  As an employee’s level of responsibility increases, there is a more significant level of variability and compensation at risk.  The compensation committee believes linking incentive compensation to our performance creates an environment in which our employees are stakeholders in our success and, thus, benefits all shareholders.

Executive Compensation Policy.  Our executive compensation policy is designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers.  The compensation committee attempts to achieve these goals by integrating competitive annual base salaries with (a) bonuses based on corporate performance and on the achievement of specified performance objectives, and to a lesser extent, awards through our long term incentive plan, since the executive officers are founders and already large shareholders.  The compensation committee believes that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations.

In making compensation decisions, the compensation committee compares each element of total compensation against companies referred to as the “compensation peer group.”  The compensation peer group is a group of companies that the compensation committee selected from readily available information about small companies engaged in similar businesses and with similar resources.  The compensation committee selected these companies from research on its own and without consultation with outside consultants or experts given the size of the company and its resources to retain such experts.

Role of Executive Officers in Compensation Decisions

The compensation committee makes all compensation decisions for the actively-employed named executive officers and approves recommendations regarding equity awards to all of our elected officers. Decisions regarding the non-equity compensation of other executive officers are made by the CEO.  The CEO annually reviews the performance of such other executive officers.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the compensation committee.  The compensation committee may exercise its discretion in modifying any recommended adjustments or awards to executives.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for the named executive officers were:

•

base salary; and

•

performance-based bonus compensation.

Base Salary.  The compensation committee approved the 2006 base salary of the CEO and CFO.  In determining the base salary of each executive officer, the compensation committee relied on publicly available information gathered by the compensation committee related to salaries paid to executive officers of similarly situated small public companies.

Performance-based Incentive Compensation.  Annual incentives for the executive officers are intended to recognize and reward those employees who contribute meaningfully to an increase in shareholder value and move the company toward profitability.  For 2006, the CEO and CFO were not awarded bonus amounts.  The potential of bonuses was deferred until we are more financially secure, but the compensation committee will reserve the option to make such awards during the coming year if performance justifies such an award.  Actual bonuses payable will depend on the level of achievement of specified performance objectives established for each executive officer.

Long-term Equity Incentive Compensation.  Long-term incentive compensation encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in our company through grants of options to purchase our common stock.  No stock options were granted during 2006 to any of the named executive officers.  The board did, however, make awards of stock options to other employees under our long term incentive plan.

All awards made under our long term incentive plan are made at the market price at the time of the award.  Annual awards of stock options to executives are made at the discretion of the compensation committee at such times throughout the year at it deems most desirable.  Newly hired or promoted executives, other than executive officers, generally receive their award of stock options on the first business day of the month following their hire or promotion.  Grants of stock options to newly hired executive officers who are eligible to receive them are made at the next regularly scheduled compensation committee meeting following their hire date.

Perquisites and Other Personal Benefits.  We provide no perquisites to our named executive officers other than matching 401(k) contributions described below and other group benefits offered generally to all salaried employees.

Retirement and Related Plans.  We maintain a 401(k) profit sharing plan for all non-temporary employees.  Employee contributions are matched by us in an amount of 100% of employee contributions up to 3% of employee salaries and 50% of employee contributions up to an additional 2% of their salaries. Participants vest immediately in the company matching contributions.

Compensation of Chief Executive Officer. For the fiscal year ended December 31, 2006, we paid Rodney M. Tiede, CEO, a salary of $120,000.  He received no bonuses or other equity compensation.  The compensation committee met with Mr. Tiede once during 2006 to review his performance and individual objectives and goals versus results achieved.  The compensation committee reviewed all components of the CEO’s compensation, including salary, bonus, and equity incentive compensation, and under potential severance and change-in-control scenarios.  Mr. Tiede’s compensation package was determined to be reasonable and not excessive by the compensation committee based on compensation surveys for chief executive officers of small public companies.

Employment Contracts

In April 2004, we and Mr. Tiede entered into an employment agreement covering Mr. Tiede’s employment for a term commencing upon the execution thereof and continuing until December 31, 2006.  The contract continues for additional terms of one year each until terminated by us.  The agreement calls for payment of a gross annual salary of not less than $120,000, payable in equal bi-weekly installments for the year ended December 31, 2004, subject to such increases as the board of directors may approve.  The employment agreement further provides that Mr. Tiede shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the board of directors (or the compensation committee thereof) based upon an evaluation of the performance of Mr. Tiede during the previous fiscal year.  The agreement also provides for participation in our stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in our other benefit plans and reimbursement for necessary and reasonable business expenses.  In the event of a change in control of the company, defined as the purchase of shares of our capital stock enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Tiede shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years, whichever is longer.  In addition, if the change of control event results in our shareholders exchanging their shares for stock or other consideration, Mr. Tiede shall receive an amount equal to the per share price paid to the shareholders less the pre-announcement price multiplied by 50,000.

In April 2004, we and Mr. Turner entered into an employment agreement covering Mr. Turner’s employment for a term commencing upon the execution thereof and continuing until December 31, 2006.  The contract continues for additional terms of one year each until terminated by us.  The agreement calls for payment of a gross annual salary of not less than $100,000, payable in equal bi-weekly installments for the year ended December 31, 2004, subject to such increases as the board of directors may approve.  The employment agreement further provides that Mr. Turner shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the board of directors (or the compensation committee thereof) based upon an evaluation of the performance of Mr. Turner during the previous fiscal year.  The agreement also provides for participation in our stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in our other benefit plans and reimbursement for necessary and reasonable business expenses.  In the event of a change in control of the company, defined as the purchase of shares of our capital stock enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Turner shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years, whichever is longer.  In addition, if the change of control event results in our shareholders exchanging their shares for stock or other consideration, Mr. Turner shall receive an amount equal to the per share price paid to the shareholders less the pre-announcement price multiplied by 50,000.

In April 2004, we and Mr. Benson entered into an employment agreement covering Mr. Benson employment for a term commencing upon the execution thereof and continuing until December 31, 2006.  The contract continues for additional terms of one year each until terminated by us.  The agreement calls for payment of a gross annual salary of not less than $84,000, payable in equal bi-weekly installments for the year ended December 31, 2004, subject to such increases as the board of directors may approve.

The employment agreement further provides that Mr. Benson shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the board of directors (or compensation committee thereof) based upon an evaluation of the performance of Mr. Benson during the previous fiscal year.  The agreement also provides for participation in our stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in our other benefit plans and reimbursement for necessary and reasonable business expenses.  In the event of a change in control of the company, defined as the purchase of shares of our capital stock enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Benson shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years, whichever is longer.  In addition, if the change of control event results in our shareholders exchanging their shares for stock or other consideration, Mr. Benson shall receive an amount equal to the per share price paid to the shareholders less the pre-announcement price multiplied by 50,000.

Stock Option Plan

Our long term incentive plan provides for the granting of stock options to employees, directors and consultants to acquire our common stock at prices equal to the stock price on the date of grant.  Under the plan, we may issue up to 6,000,000 shares of our common stock.  To date, options have been granted to acquire approximately 3,200,000 shares.

The purpose of the long term incentive plan is to advance the interests of our shareholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to us by providing them with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our shareholders.  The plan is designed to provide us with flexibility to select from among various equity-based compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing stock options and shares of our common stock.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board that the compensation discussion and analysis be included in this report.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

Kirby Cochran	William Davidson	James E. Solomon

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers served as a member of the compensation committee or as a director of any other company, one of whose executive officers served as a member of the compensation committee of the board or as a director of ours during 2006.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal year ended December 31, 2006.  When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)

Rodney M. Tiede President & Chief Executive Officer	2006	$120,000	--	--	$23,449	--	--	$4,800	$148,249
Reed L. Benson Vice President, Secretary General Counsel & Chief Financial Officer (3)	2006	84,000	--	--	65,149	--	--	2,727	151,876
Randy Turner Vice President of Finance & Chief Financial Officer (3)	2006	100,000	$1,500	--	23,449	--	--	4,060	129,009

(1)

The amounts shown in column (f) reflect for each named executive officer the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), of stock options and thus include amounts from stock options granted prior to 2006.  No grants of stock options were made to any of the named executive officers in 2006.  For information and assumptions related to the calculation of these amounts, see note 2 (stock compensation) of the notes to audited financial statements included elsewhere in this report.

(2)

The amounts shown in column (i) reflect for each named executive officer matching contributions made by us to our 401(k) employee retirement plan.  The amounts shown in column (i) do not reflect premiums paid by us for any group health or other insurance policies that apply generally to all salaried employees on a nondiscriminatory basis.

(3)

Effective December 31, 2006 Mr. Benson became Chief Financial Officer.

OTHER COMPENSATION

The named executive officers did not exercise any stock options during the year ended December 31, 2006.  We do not have any non-qualified deferred compensations plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Rodney M. Tiede	33,333	16,667	--	2.55	04/28/2014	--	--	--	--
Reed L. Benson	66,667 8,333	33,333 16,667	-- --	2.55 2.55	04/28/2014 10/02/2015	--	--	--	--
Randy Turner	508,056 33,333	-- 16,667	-- --	.0221 2.55	03/31/2010 04/28/2014	--	--	--	--

(1)    Options generally vest in equal annual installments over three years from the date of grant.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The table below reflects the amount of compensation payable to the named executives in the event of termination of employment. The amount of compensation payable to the executives upon voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2006, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment is terminated, he is entitled to receive amounts earned during his term of employment.  Such amounts include:

•

salary;

•

grants under our stock option plan, subject to the vesting and other terms applicable to such grants;

•

amounts contributed and vested under our 401(k) plan; and

•

unused vacation pay.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination”, the named executive officers will receive benefits under any group life or disability insurance plan, as appropriate, we may have in effect from time to time.  We currently maintain a group term life insurance plan that generally pays a death benefit equal to two times base salary up to a maximum of $250,000.

Payments Made Upon a Change of Control

If there is a change of control, which is defined as the purchase of shares of capital stock of the Company enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, the named executives may elect to terminate employment and would receive under the terms of their respective employment agreements:

•

a lump sum severance payment of the sum of base salary plus 50% thereof;

•

any bonus compensation earned, if any; and

•

If the change of control event results in the shareholders exchanging their shares for stock, the executive would receive an amount equal to the per share price paid to shareholders, less the pre-announcement share price, multiplied by 50,000.  For example and illustration purposes only, if the share price paid to shareholders were $3.00 and the pre-announcement share price were $1.50, each named executive officer would receive an amount equal to $75,000 under this provision.

In the event of a change in control as defined above, the named executive officers would receive a lump sum payment as follows: Mr. Tiede, $180,000; Mr. Benson, $126,000; and Mr. Turner, $150,000.

Non-compete Agreement

Included in each of the named executive officer’s employment agreement is a two year non-compete agreement.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required by us of members of the board.

Our non-employee directors receive fees of $20,000 per year, paid quarterly, and an initial grant of stock options to purchase 75,000 shares (thereafter annual grants of 25,000 options) of the our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  In addition, the Chairman of the Board received an additional initial grant of 25,000 options and an annual fee of $5,000. In addition to the standard director compensation mentioned above, the Chairman of both the Audit and Compensation Committees receives an annual fee of $5,000 for serving in such capacity.  Directors who are employees of Broadcast International receive no additional compensation for serving as directors. All stock options granted to outside Directors are immediately exercisable and expire ten years from the date of grant.  Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

DIRECTOR SUMMARY COMPENSATION TABLE

The table below summarizes the compensation paid by us to our directors for the fiscal year ended December 31, 2006.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)(1)	Change in Pension Value and Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kirby Cochran	$22,500	--	$173,500	--	--	$196,000
William Davidson	18,750	--	219,000	--	--	237,750
Rodney M. Tiede (2)	--	--	--	--	--	--
James E. Solomon	25,000	--	25,000	--	--	50,000
Ronald White (3)	6,250	--	--	--	--	6,250
Bruno Wu (4)	--	--	120,800	--	--	120,800

(1)

The amounts shown in column (d) reflect for each director the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), of stock options and thus include amounts from stock options granted in and prior to 2006.  For information and assumptions related to the calculation of these amounts, see note 2 (stock compensation) of the notes to audited financial statements included elsewhere in this report.

(2)

Mr. Tiede receives no compensation for serving as a director, but is compensated in his capacity as our president and CEO.

(3)

Mr. White resigned as a director effective February 27, 2006.

(4)

Mr. Wu resigned as a director effective December 31, 2006.

On March 18, 2007, we made special awards of stock options to Messrs. Davidson and Cochran for their service as directors.  These awards were in addition to our standard director compensation practices discussed above.  We granted to Mr. Davidson a stock option to purchase 300,000 shares of our common stock at an exercise price of $1.41 per share, the market price of the stock on the date of grant.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the option was determined to be $243,000.  We granted to Mr. Cochran a stock option to purchase 200,000 shares of our common stock at an exercise price of $1.41 per share, the market price of the stock on the date of grant.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the option was determined to be $162,000.  All of the stock options granted to Messrs. Davidson and Cochran vested immediately and expire in ten years from the date of grant.  For information and assumptions related to the calculation of the amounts recognized for financial statement purposes, see note 1 (stock compensation) of the notes to audited financial statements included elsewhere in this report.

COMPLIANCE WITH SECTION 16(a) OF THE

SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, during the year ended December 31, 2006, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, except as follows:

•

Bruno Wu was late in filing an initial statement of beneficial ownership of securities on Form 3 upon becoming a director and greater than 10% beneficial shareholder.  Mr. Wu was also late in reporting the transactions involving the acquisition of indirect ownership of common stock and warrants acquired in the YLS transaction.  Mr. Wu has failed to report on Form 4 the transactions involving the disposition of indirect ownership of common stock and warrants pursuant to the termination of the YLS transaction.

•

Yang Lan Studio Ltd., or YLS, has failed to file an initial statement of beneficial ownership of securities on Form 3 upon becoming a greater than 10% beneficial shareholder.  YLS has failed to report the transactions involving the acquisition of common stock and warrants acquired in the YLS transaction.  YLS has failed to report on Form 4 the transactions involving the disposition of common stock and warrants pursuant to the termination of the YLS transaction.

•

William H. Davidson has failed to file an initial statement of beneficial ownership of securities on Form 3 upon becoming a director.  Mr. Davidson has failed to report one transaction in February 2006 involving the acquisition of options to purchase 100,000 shares of common stock.  Mr. Davidson has failed to report on Form 4 one transaction in December 2006 involving the acquisition of options to purchase 25,000 shares of common stock.

•

James E. Solomon has failed to report on Form 4 one transaction in December 2006 involving the acquisition of options to purchase 25,000 shares of common stock.

•

Kirby D. Cochran was late in filing an initial statement of beneficial ownership of securities on Form 3 upon becoming a director.  Mr. Cochran was also late in reporting one transaction in February 2006 involving the acquisition of options to purchase 75,000 shares of common stock.  Mr. Cochran was late in reporting one transaction in May 2006 involving the acquisition of 200,000 shares of common stock.  Mr. Cochran has failed to report on Form 4 one transaction in December 2006 involving the acquisition of options to purchase 25,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at March 15, 2007 by each director, executive officer, and each person known by us to own beneficially more than 5% of our common stock.

Beneficial Owner	Beneficial Ownership	Percent of Class
Rodney M. Tiede (1)(2)	3,394,982	12.4%
Renae Hambly (1)(3)	1,632,292	5.9%
Kenneth Moore (1)(4)	1,547,090	5.6%
Randy L. Turner (1)(5)	1,551,341	5.6%
Yang Lan Studio Ltd #387, Yongjia Road Shanghai, 20031 P.R. China	1,500,000	5.5%
Reed L. Benson (6)	895,947	3.3%
William H. Davidson (7)	125,000	*
James E. Solomon (8)	200,000	*
Kirby D. Cochran (8)	300,000	*
All directors and executive officers as a group (5 persons) (9)	4,915,929	17.7%

*  Represents less than 1% of our common stock outstanding.

(1)

The address for each named individual is our company’s address at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047, and all named individuals are employees of ours.

(2)

Includes 328,440 shares held by Mr. Tiede as custodian under the Uniform Gift to Minors Act for the benefit of his children.  Also includes presently exercisable options to acquire 33,333 shares of common stock.

(3)

Includes presently exercisable options to acquire a total of 513,258 shares of common stock held by Ms. Hambly and her spouse.

(4)

Includes presently exercisable options to acquire 508,056 shares of common stock.

(5)

Includes 57,477 shares held by Mr. Turner as custodian under the Uniform Gift to Minors Act for the benefit of his child.  Also includes presently exercisable options to acquire 541,389 shares of common stock.

(6)

Includes 820,948 shares held by a limited liability company of which Mr. Benson and his spouse own a 40% equity interest.  Mr. Benson is the manager of the limited liability company and, as such, has voting and investment power with respect to all such shares.  Mr. Benson disclaims beneficial ownership of all such shares except to the extent of his equity interest therein.  Also includes presently exercisable options to acquire 74,999 shares of common stock.

(7)

Includes presently exercisable options to acquire 125,000 shares of common stock.

(8)

Includes presently exercisable options to acquire 100,000 shares of common stock.

(9)

Includes presently exercisable options to acquire a total of 433,332 shares of common stock held by all directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, information regarding our compensation plans under which shares of our common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	3,692,091	$1.87	2,078,449
Total	3,692,091	$1.87	2,078,449

(1)

Our long-term incentive plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants.  The plan covers a total of 6,000,000 shares of our common stock.  As of December 31, 2006, options to purchase 229,460 shares of common stock had been exercised.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors.  Awards may be vested on such schedules determined by the board of directors.  Other than the long-term incentive plan, we do not maintain any other equity compensation plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

At the time we entered into the YLS transaction on August 15, 2006, Mr. Bruno Wu was not a member of our board of directors.  As part of the transaction, Mr. Wu became a director on August 24, 2006 and served on the board until termination of the YLS transaction.  Mr. Wu is an affiliate of YLS, Sun Media Investment Holding Ltd. and Sun New Media, Inc.

As discussed above, on January 22, 2007, we terminated the YLS transaction effective as of December 31, 2006.  Pursuant to the terms of a termination and release agreement, (i) we cancelled the stock purchase agreement (including warrants and a registration rights agreement), stock exchange agreement and the IPTV platform technology license agreement; (ii) we returned the 1,515,544 shares of common stock of Sun New Media, Inc. and cancelled the 3,000,000 shares of our common stock issued to Sun Media Investment Holdings Ltd. in exchange therefor; (iii) we amended the remaining flash based e-publishing reader technology license agreement which continues between us and YLS; (iv) we returned to YLS the $1,000,000 received by us, less $500,000 which we previously advanced to an entity affiliated with Bruno Wu, an affiliate of YLS; (v) Bruno Wu resigned as a member of our board of directors; and (vi) we cancelled all other shares of our common stock issued in connection with the YLS transaction, except for a total of 1,500,000 shares that YLS continues to hold as consideration for the continuing flash based e-publishing reader technology license agreement.

Applicable SEC rules require that we make certain disclosures regarding the independence of our directors pursuant to either the New York Stock Exchange or Nasdaq Stock Market rules governing independent board members.  In determining whether our directors and director nominees are considered to be independent, we have adopted the definition of independence as contained in the listing standards of the Nasdaq Stock Market.  As discussed above, the board has determined that all of our current directors are independent in accordance with such standards, except for Rodney M. Tiede who serves as our President and Chief Executive Officer.  Regarding those directors who served during a portion of the year ended December 31, 2006, the board determined that Ronald White was independent and that Bruno Wu was not independent in accordance with the listing standards of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current and former independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2006	2005
Audit fees	$ 83,000	$ 97,150
Audit-related fees	--	--
Tax fees	2,250	3,500
All other fees	--	--
Total	$ 85,250	$ 100,650

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports, and registration statements under the Securities Act of 1933, filed with the SEC.  All audit fees incurred during 2005 (after we established our audit committee in September 2005) and 2006 were pre-approved by the audit committee.

Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2005 (after we established our audit committee in September 2005) and 2006 were pre-approved by the audit committee.

The audit committee has adopted a policy that requires advance approval of all services performed by the independent auditor when fees are expected to exceed $15,000.  The audit committee has delegated to the audit committee chairman, Mr. Solomon, authority to approve services, subject to ratification by the audit committee at its next committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits
Exhibit Number	Description of Document
2.1

Agreement and Plan of Acquisition dated January 27, 2006 among Broadcast International, Video Processing Technologies, Inc. and UTEK Corporation.  (Incorporated by reference to Exhibit No. 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 12, 2006.)

3.1

Amended and Restated Articles of Incorporation of Broadcast International.   (Incorporated by reference to Exhibit No. 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006.)

3.2

Amended and Restated Bylaws of Broadcast International.  (Incorporated by reference to Exhibit No. 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006.)

4.1

Specimen Stock Certificate of Common Stock of Broadcast International.  (Incorporated by reference to Exhibit No. 4.1 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

4.2

Form of 6.0% Senior Secured Convertible Note dated May 16, 2005 executed by Broadcast International in favor of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the “Institutional Funds”).  (Incorporated by reference to Exhibit No. 4.2 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

4.3

Form of A Warrant issued by Broadcast International to each of the Institutional Funds.  (Incorporated by reference to Exhibit No. 4.3 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

4.4

Form of B Warrant issued by Broadcast International to each of the Institutional Funds.  (Incorporated by reference to Exhibit No. 4.4 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.1*

Employment Agreement of Rodney M. Tiede dated April 28, 2004.  (Incorporated by reference to Exhibit No. 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.2*

Employment Agreement of Randy Turner dated April 28, 2004.  (Incorporated by reference to Exhibit No. 10.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.3*

Employment Agreement of Reed L. Benson dated April 28, 2004.  (Incorporated by reference to Exhibit No. 10.3 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.4*

Broadcast International Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.5

Securities Purchase Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.5 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.6

Security Agreement dated May 16, 2005 between Broadcast International and Gryphon Master Fund, L.P., as collateral agent for the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.6 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.7

Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.7 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.8

Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB.  (Incorporated by reference to Exhibit No. 10.9 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.9

Waiver and Amendment Agreement dated March 16, 2006 between Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2006.)

10.10

Technology License Agreement – e-publishing technology – dated August 15, 2006 between Broadcast International and Yang Lan Studio Ltd. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.11

Securities Purchase Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.12

5% Convertible Note dated October 16, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.13

Registration Rights Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SED on November 6, 2006.)

10.14

Form of A Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.15

Form of B Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.16

Form of C Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.17

Form of D Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 06, 2006.)

10.18

Termination and Release Agreement dated January 17, 2007 among Broadcast International, Yang Lan Studio Ltd., Broadvision Global, Ltd. And Sun Media Investment Holdings, Ltd. (Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2007.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)
16.1

Letter of Tanner LC dated January 19, 2006 regarding change in certifying accountant.  (Incorporated by reference to Exhibit No. 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•

Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: March 31, 2007	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2007	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2007	/s/ Reed L. Benson

By: Reed L. Benson
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2007	/s/ William Davidson

By: William Davidson
Its: Director

Date: March 31, 2007	/s/ James E. Solomon

By: James E. Solomon
Its: Director

Date: March 31, 2007	/s/ Kirby D. Cochran

By: Kirby D. Cochran
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Broadcast International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Broadcast International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of Broadcast International, Inc. and subsidiaries for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Broadcast International, Inc. and subsidiaries for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has incurred significant losses and used cash from operations during the year ended December 31, 2004.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LC

Tanner LC

Salt Lake City, UT
February 18, 2005

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
ASSETS

Current assets
Cash and cash equivalents	$446,491	$807,741
Trade accounts receivable, net	1,186,634	851,473
Inventory	235,279	46,341
Prepaid expenses	589,370	1,400,361

Total current assets	2,457,774	3,105,916

Property and equipment
Furniture and fixtures	77,803	77,846
Leasehold improvements	237,108	237,108
Machinery and equipment	1,693,433	1,838,067
Accumulated depreciation and amortization	(1,504,182)	(1,765,963)

Property and equipment, net	504,162	387,058

Other assets
Patents, at cost	201,565	200,306
Debt offering costs	717,721	346,269
Technology licenses (net of $1,632,600 allowance)	--	1,142,400
Deposits and other assets	7,824	8,795

Total other assets	927,110	1,697,770

Total assets	$3,889,046	$5,190,744

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2005	2006
LIABILITIES:

Current liabilities
Accounts payable	$1,176,100	$705,099
Payroll and related expenses	185,627	202,335
Other accrued expenses	347,400	130,798
Unearned revenue	776,941	491,252
Current portion of long-term obligations	70,187	666,637
Derivative valuation	3,012,000	4,631,500

Total current liabilities	5,568,255	6,827,621

Convertible debt (net of discount of $2,375,002 and $2,086,692, respectively)	624,998	1,413,308
Other long-term obligations	105,280	35,093
Deferred bonus payable	600,000	600,000

Total liabilities	6,898,533	8,876,022

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 21,872,089 and 26,953,262 shares issued and outstanding, respectively	1,093,604	1,347,663
Additional paid-in capital	21,985,011	35,715,634
Unexercised options and warrants	--	937,436
Accumulated deficit	(26,088,102)	(41,686,011)

Total stockholders’ deficit	(3,009,487)	(3,685,278)

Total liabilities and stockholders’ deficit	$3,889,046	$5,190,744

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2005	2006

Net sales	$5,385,657	$5,380,869	$13,894,383

Cost of sales	5,438,409	5,434,433	13,153,261

Gross margin (loss)	(52,752)	(53,564)	741,122

Operating expenses
Administrative and general	1,939,319	2,958,232	4,583,512
Selling and marketing	732,959	720,841	693,223
Production and maintenance	35,109	--	--
Research and development in process	12,659,094	812,581	2,323,843
Impairment of license rights	--	--	1,732,600

Total operating expenses	15,366,481	4,491,654	9,333,178

Total operating loss	(15,419,233)	(4,545,218)	(8,592,056)

Other income (expense)
Interest income	2,570	29,745	34,398
Interest expense	(1,095,186)	(1,149,209)	(1,894,620)
Derivative valuation loss	--	(12,000)	(1,266,300)
Loss on securities available for sale	--	--	(4,152,591)
Gain on forgiveness of debt	--	68,547	284,000
Other income (expense)	23,137	26,456	(10,740)

Total other income (expense)	(1,069,479)	(1,036,461)	(7,005,853)

Loss before income taxes	(16,488,712)	(5,581,679)	(15,597,909)

Provision for income taxes
Current tax expense	--	--	--

Total provision for income taxes	--	--	--

Net loss	$(16,488,712)	$(5,581,679)	$(15,597,909)

Loss per share – basic and diluted	$(0.85)	$(0.27)	$(0.56)

Weighted average shares basic and diluted	19,365,000	20,844,000	27,962,000

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
Years ended December 31, 2006, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Unexercised Options & Warrants	Retained Earnings (Deficit)	Equity (Deficit)

Balance, January 1, 2004	18,185,736	$909,287	$3,870,179	$--	$(4,017,711)	$761,755

Common stock issued for cash	343,307	17,165	847,755	--	--	864,920

Common stock issued for services	209,444	10,472	906,524	--	--	916,996

Common stock issued to IDI debt holders	111,842	5,592	676,630	--	--	682,222

Common stock issued on exercise of stock options	3,657	183	3,179	--	--	3,362

Common stock issued from debt conversion	800,000	40,000	760,000	--	--	800,000

Common stock and warrants issued pursuant to contract settlement agreements	1,000,000	50,000	11,299,520	--	--	11,349,520

Beneficial conversion feature	--	--	1,095,110	--	--	1,095,110

Net loss	--	--	--	--	(16,488,712)	(16,488,712)

Balance, December 31, 2004	20,653,986	$1,032,699	$19,458,897	$--	$(20,506,423)	$(14,827)

See the accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
Years ended December 31, 2006, 2005 and 2004
(Continued)

	Common Stock		Additional Paid-in Capital	Unexercised Options & Warrants	Retained Earnings (Deficit)	Equity (Deficit)
	Shares	Amount

Balance, December 31, 2004	20,653,986	$1,032,699	$19,458,897	$--	$(20,506,423)	$(14,827)

Common stock issued for cash	41,666	2,083	122,897	--	--	124,980

Common stock issued for services	307,000	15,350	1,061,820	--	--	1,077,170

Common stock issued to IDI debt holders	(22,801)	(1,140)	1,140	--	--	--

Common stock retained by debt conversion	844,966	42,248	802,718	--	--	844,966

Common stock issued on exercise of warrants	47,272	2,364	(2,364)	--	--	--

Warrants issued for services	--	--	315,600	--	--	315,600

Warrants issued for technology R & D	--	--	288,018	--	--	288,018

Beneficial conversion feature	--	--	4,832	--	--	4,832

Extinguishment of debt	--	--	(68,547)	--	--	(68,547)

Net loss	--	--	--	--	(5,581,679)	(5,581,679)

Balance, December 31, 2005	21,872,089	$1,093,604	$21,985,011	$--	$(26,088,102)	$(3,009,487)

See the accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
Years ended December 31, 2006, 2005 and 2004
(Continued)

	Common Stock		Additional Paid-in Capital	Unexercised Options & Warrants	Retained Earnings (Deficit)	Equity (Deficit)
	Shares	Amount

Balance, December 31, 2005	21,872,089	$1,093,604	$21,985,011	$--	$(26,088,102)	$(3,009,487)

Common stock issued for cash	1,162,110	58,106	1,685,060	--	--	1,743,166

Common stock issued for services	1,091,666	54,583	2,124,416	--	--	2,178,999

Common stock issued from debt conversion	333,334	16,667	1,130,133	--	--	1,146,800

Common stock issued in acquisition	994,063	49,703	1,938,423	--	--	1,988,126

Common stock issued for technology licenses	6,000,000	300,000	10,800,000	--	--	11,100,000

Common stock returned for termination of technology licenses	(4,500,000)	(225,000)	(8,100,000)	--	--	(8,325,000)

Loss on common stock issued on securities exchange	--	--	4,152,591	--	--	4,152,591

Unexercised options and warrants	--	--	--	937,436	--	937,436

Net loss	--	--	--	--	(15,597,909)	(15,597,909)

Balance, December 31, 2006	26,953,262	$1,347,663	$35,715,634	$937,436	$(41,686,011)	$(3,685,278)

See the accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities:

Net loss	$(16,488,712)	$(5,581,679)	$(15,597,909)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,319	367,841	264,090
Loss on retirement of assets	--	24,050	2,656
Common stock issued for services	916,996	235,170	100,000
Common stock and options issued for research and development in process	11,439,520	288,018	--
Common stock issued for acquisition in excess of asset valuation	--	--	1,363,126
Unexercised options and warrant expense	--	--	937,436
Liabilities assumed for research and development in process	1,219,573	--	--
Beneficial conversion expense	1,095,110	4,832	--
Extinguishment of debt	--	(68,547)	340,278
Accretion of senior convertible notes payable	--	624,998	888,892
Accretion of Frankel convertible note payable	--	--	59,140
Loss on disposition of securities	--	--	4,152,591
Derivative liability valuation	--	12,000	1,266,300
Allowance for doubtful accounts	36,404	62,660	38,564
Impairment of investment in license rights	--	--	1,732,600
Gain on forgiveness of debt	--	--	(284,000)
Changes in assets and liabilities:
Accounts receivable	(73,225)	(769,911)	296,597
Inventories	58,102	(215,213)	188,937
Prepaid and other assets	(31,127)	(145,489)	1,292,037
Debt offering costs	--	188,879	371,452
Accounts payable	(42,960)	1,036,332	(586,428)
Accrued liabilities	23,165	286,245	314,960
Deferred revenues	(51,885)	571,863	(285,689)
Net cash used in operating activities	(1,500,720)	(3,077,951)	(3,144,370)

Cash flows from investing activities:
Purchase of equipment	(80,965)	(131,003)	(148,383)
Related party note receivable (net)	(182,799)	--	(500,000)
Patents	(179,084)	(22,760)	--
Net cash used in investing activities	$(442,848)	$(153,763)	$(648,383)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2004	2005	2006
Cash flows from financing activities:
Principal payments – debt	$(160,955)	$(70,187)	$(89,163)
Stock issued from equity offering	864,920	124,980	1,743,166
Proceeds from the sale of stock	--	--	1,000,000
Proceeds from the exercise of stock options	3,362	--	--
Loan financing	1,095,110	3,449,876	1,000,000
Cash received in acquisition	--	--	500,000
Net cash provided by financing activities	1,802,437	3,504,669	4,154,003

Net increase (decrease) in cash and cash equivalents	(141,131)	272,955	361,250
Cash and cash equivalents, beginning of year	$314,667	$173,536	$446,491
Cash and cash equivalents, end of year	$173,536	$446,491	$807,741
Supplemental disclosure of cash flow information:
Interest paid	$76	$90,000	$163,857
Income taxes paid	$--	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
DECEMBER 31, 2006 AND 2005

Note 1 – Organization and Basis of Presentation

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

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, the Company issued to the creditors of IDI approximately 111,842 shares of the common stock of the Company. In exchange, the Company received approximately 50,127,218 shares of the common stock of IDI. Additionally, the Company had previously acquired convertible preferred stock which, if converted, equated to approximately 1,050,000 shares of the common stock of IDI. The transaction with IDI was accounted for as a purchase of IDI by the Company. For the years ended December 31, 2006 and 2005, the Company owned, on a fully diluted basis, approximately 51,177,218 common share equivalents, representing approximately 86%, of the equity of IDI.

The audited consolidated financial statements herein include the operations of BI from January 1, 2004 to December 31, 2006, and the operations of IDI from May 18, 2004 to December 31, 2006. IDI produced losses from operations during the period May 18, 2004 to December 31, 2006; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

Note 2 - Significant Accounting Policies

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2006, four foreign countries had approved patent rights and we are in a “patent pending” status in the United States. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $1,259 and $279 for the year ended December 31, 2006 and 2005, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2007, for each of the next five years is as follows:

Year ending December 31:
2007	$10,570
2008	10,570
2009	10,570
2010	10,570
2011	10,570

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

Stock Compensation

Beginning on January 1, 2006, we began accounting for stock-based compensation   under the provisions of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), which requires the recognition of the fair value of stock-based compensation. We have used the modified prospective application. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  Financial statements for periods prior to 2006 have not been restated.  Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in fiscal years 2005, and 2004 consistent with the provisions of SFAS No. 123, our approximate net loss and loss per share would have been the pro forma amounts indicated below:

	2004	2005

Net loss, as reported	$(16,488,712)	$(5,581,679)
Addback:
Stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	--	--
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(366,740)	(815,548)

Pro forma net loss	$(16,855,452)	$(6,397,227)

(Loss) earnings per share:
Basic and diluted – as reported	$(0.85)	$(0.26)

Basic and diluted – pro forma	$(0.87)	$(0.31)

The weighted average fair value of options granted during year ended December 31, 2006 was $1.25 per share.  The fair values for the options granted in 2006 were estimated at the date of grant using a Black−Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	4.69%
Expected life (in years)	10
Expected volatility	85.27%
Expected dividend yield	0.00%

For the year ended December 31, 2006 we recognized $937,436 as non-cash compensation expense with $203,798 and $733,638 recorded in our research and development and general and administrative departments, respectively, for granted options vesting during the period. Included is $538,300 resulting from 325,000 options granted to five outside directors, $331,640 for the vesting of unexercised options issued prior to January 1, 2006, and, $41,446 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period, and $26,049 for repriced options previously granted to non-executive management employees. No common stock or options to purchase common stock were issued to employees for compensation during the year ended December 31, 2006.

Due to unexercised options and warrants outstanding at December 31, 2006, we will recognize a total of $637,549 of additional compensation expense over the next two years for employees and consultants as a result of the adoption of FAS 123R based upon vesting parameters as shown below:

2007	$ 471,223
2008	$ 166,238
Total	$ 637,461

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

Revenue Recognition

We recognize revenue when evidence exists that there is an arrangement between us and our customers, delivery of equipment sold or service has occurred, the Company’s selling price to its customers is fixed and determinable with required documentation, and collectability is reasonably assured. We recognize as deferred revenue, payments made in advance by customers for services not yet provided.

When we enter into a multi-year contract with a customer to provide installation, network management, satellite transponder and help desk, or combination of these services, we recognize this revenue as services are performed and as equipment is sold.  These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed the associated revenue and cost are recognized in the period the work is completed. If we install, for an additional fee, new or replacement equipment to an immaterial number of new customer locations, and the equipment immediately becomes the property of the customer, the associated revenue and cost are recorded in the period in which the work is completed.

Research and Development

Research and development costs are expensed when incurred.  We expensed $12,659,094, $812,581 and $2,323,843 of research and development costs for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Our accounts receivable include three customers whose combined balances represent approximately 54%, 68% and 50% of trade receivables as of December 31, 2006, 2005 and 2004, respectively and whose related sales revenues account for approximately 80%, 62%, and 53% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.  The three largest customers in 2006 are not the same as the three largest customers in 2005 and 2004; specifically during 2006 we lost one of our larger customers and gained a substantial new customer.

Included in the numbers above is our single largest customer for the year ended December 31, 2006 and 2005, which provided 63% and 27% of total revenue and represented 38% and 52% of our accounts receivable on December 31, 2006 and 2005, respectively. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options and warrants outstanding during the year, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 12,652,597, 8,122,747, and 6,415,650 shares of common stock at prices ranging from $.02 to $45.90, $.02 to $45.90, and $.02 to $60.63 per share were outstanding at December 31, 2006, 2005 and 2004, respectively. As we experienced a net loss during the years ended December 31, 2006, 2005 and 2004, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such options would be anti-dilutive.

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

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $28,127, $48,339,and $70,890, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Reclassifications

Certain reclassifications have been made to the 2005 financial statements in order for them to conform to the classifications used for the 2006 year.

Note 3 – Going Concern

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

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. We are actively seeking options to obtain additional capital and financing. We have commenced a private placement of up to $4,500,000 of our common stock and as of December 31, 2006 we have raised $1,743,166 (see Note 9). There is no assurance we will be successful in our efforts. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Trade Accounts Receivable

Our trade accounts receivable are shown in the accompanying balance sheet net of its allowance for uncollectible accounts of $63,244 and $82,402 as of December 31, 2006 and 2005, respectively.

Our accounts receivable include three customers whose combined balances represent approximately 54% and 68% of trade receivables as of December 31, 2006 and 2005, respectively and whose related sales revenues account for approximately 80% and 62%, of total revenues for the years ended December 31, 2006 and 2005, respectively.  The three largest customers in 2006 are not the same as the three largest customers in 2005; specifically during 2006 we lost one of our larger customers and gained a substantial new customer.

Included in the numbers for 2006 above is our single largest customer for the year ended December 31, 2006, which provided 63% and 27% of total revenue for; and represented 38% and 52% of our accounts receivable on December 31, 2006 and 2005, respectively. We do not expect that our largest customer will purchase as much of our services in the coming year as in the past in part because our customer was acquired by one of its competitors.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Note 5 – Investment in Interact Devices, Inc (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which CodecSys is being developed from.  The following describes the various transactions for its investment in IDI.

During 2001 and 2002, we entered into various licensing agreements with IDI to license its technology. In addition to these license agreements we purchased convertible preferred stock of IDI. On April 1, 2003, we entered into a stock purchase agreement (“Agreement”) with three of the co-founders of IDI to purchase shares of IDI owned by such co-founders. Amounts paid by us for such shares were capitalized as part of the Company’s investment in IDI.  Coincident to the Agreement, our President was granted the right to vote the remaining shares owned by the founders for a one year period, which resulted in us having the right to vote in excess of 60% of the voting stock of IDI.  Pursuant to the Agreement, the founders resigned as officers and members of the board of directors of IDI. Our management assumed operational control of IDI and were appointed to the IDI Board.  To date, members of our management occupy 3 of the 5 IDI Board seats.

 On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtain certain licensing rights, which had previously been sold to Streamware Solutions, AB by IDI. On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court.

Since May 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of December 31, 2006, 2005 and 2004 we have advanced an aggregate amount of  $1,111,675, $704,404 and $246,482, respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Streamware Solutions AB

On February 6, 2004, IDI entered into a license agreement with Streamware Solutions AB (Streamware), a Swedish corporation, which was terminated in April 2006.  The license agreement provided Streamware certain rights to the IDI technology, including a 2-year exclusivity for certain companies located in Europe.

In association with the license agreement mentioned above, Streamware, or it’s shareholders, had the right pursuant to a stock purchase and option grant agreement to purchase up to 250,000 shares of our common stock at a per share price of $2.00, on or before March 4, 2004. Of the 250,000 shares available, 187,500 shares were purchased at approximately 50% below market value, resulting in proceeds for us of $375,000 and a research and development in process expense of $375,000. We granted Streamware the right to purchase these shares in association with the rights to market the IDI technology to the non-exclusive customers located in Europe, which were previously unavailable due to the partner agreement. Additionally, we had granted Streamware shareholders a 2-year option to purchase an additional 1,312,500 shares of our common stock at a per share price of $4.50, at an expense of $2,054,944, which expired on February 6, 2006 and was not exercised.

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

Research and development in process expense, stock issued below market	$ 375,000
Research and development in process expense, additional stock issued	6,000,000
Research and development in process expense, fair value of stock options	3,853,019
Total research and development in process
expense from Streamware	$ 10,228,019

Assumption and Consolidation of IDI

On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of common stock of the Company, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI.

For the years ended December 31, 2006, 2005 and 2004, we have paid approximately $70,187, $70,187 and $67,114, respectively of the $312,768 original obligation. The accounts payable balance remaining as of December 31, 2006, 2005 and 2004 was approximately, $105,280, $175,467 and $245,654, of which $70,187 and has been recorded as the current portion with $35,093, $105,280 and $175,467, respectively as long-term debt.

During the year ended December 31, 2004, we recorded the following net amounts related to the acquisition of research and development in process from IDI from the assumption of liabilities and consolidation of IDI:

Receivable from IDI	$(265,008)
Liabilities assumed from IDI	(994,988)
Trade receivables, net	13,506
Inventory	6,997
Prepaid expenses	2,166
Equipment	46,450
Accounts payable and accrued liabilities	(28,696)
Total research and development in process	$1,219,573

During the year ended December 31, 2005 six former debt holders of IDI retuned to us approximately 22,801 shares of our common stock which they had received as part of the debtor-in-possession’s plan of reorganization. We accounted for this as a reduction in the number of outstanding shares of our common stock with a corresponding increase in additional paid in capital.

IDI Co-Founders Settlement

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

2004

Streamware stock and options	$10,228,019
Assumption and consolidation of IDI	1,219,573
IDI Co-founders settlement (cash and options)	1,211,502
$12,659,094

Note 6 – Long Term Obligations

Unsecured Convertible Note

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into, on or prior to October 30, 2006, a convertible note securities agreement.  It was intended that the funding provided by Triage be replaced by a convertible note and accompanying warrants, as described below.  Effective November 2, 2006 we entered into Securities Purchase Agreement, a 5% Convertible Note, a Registration Rights Agreement, and four classes of warrants to purchase our common stock, all of which were with Mr. Leon Frenkel, the controlling owner of Triage who caused our agreement with Triage to be assigned to him, which satisfied our agreement with Triage.

Pursuant to the Securities Purchase Agreement, we sold to Frenkel a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006; (ii) the convertible note bears an annual interest rate of 5%, payable semi-annually in cash or shares of our common stock; (iii) the convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share; and (iv) we issued to Frenkel four classes of warrants (A Warrants, B Warrants, C Warrants and D Warrants), which give Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A and B Warrants expire one year after the effective date of a contemplated registration statement to be filed under the Securities Act of 1933, as amended (the “Securities Act”), to register the subsequent sale of shares received from exercise of the A and B Warrants. The C Warrants and D Warrants expire eighteen months and twenty four months, respectively, after the effective date of the registration statement.  The A Warrants grant Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B Warrants grant Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C Warrants grant Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D Warrants grant Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

As of December 31, 2006, we recorded an aggregate derivative liability of $3,270,800 and a derivative valuation loss of $2,270,800 to reflect the change in value of the aggregate derivate liability since October 28, 2006.  The aggregate derivative liability of $3,270,800 included $373,300 for the conversion feature and $2,897,500 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk−free interest rate between 4.74% and 5.00%, (ii) expected life (in years) of 2.79 for the conversion feature and between 1.03 and 4.83 for the warrants; (iii) expected volatility of 82.72%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.17.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $59,140 was included in interest expense for the year ended December 31, 2006.

The note bears a 5% annual interest rate payable semi annually, and for the year ended December 31, 2006, $8,751 was included in interest expense.

Senior Secured Convertible Note

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

The conversion feature and the prepayment provision of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model.  The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the  derivatives are evaluated and adjusted to current fair value.  The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  The prepayment provision may not be exercised by us until May 16, 2007, and then only in certain limited circumstances.  For all periods since the issuance of the senior secured convertible notes, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the notes, but we successfully satisfied that obligation.

The senior secured convertible notes required that we secure an effective registration statement with the Securities and Exchange Commission within 120 days from May 16, 2005 (September 13, 2005). Section 4(a) of the senior secured convertible notes enumerates circumstances that are considered an event of default. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash.  In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount is calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration.  We were in default under Section 4(a)(viii), related to the effective date of our registration statement, beginning October 13, 2005 until February 3, 2006, at which time the event of default was cured and is no longer continuing.  For the years ended December 31, 2006 and 2005, we recorded $66,000 and $218,000, respectively, as additional interest expense for this default.

On March 16, 2006, we entered into a waiver and amendment agreement with the four institutional funds regarding our default under the forbearance agreement.  Under the terms of the waiver, the institutional funds terminated the forbearance agreement and waived any and all defaults under the senior secured convertible notes and related transaction agreements.  In consideration of the waiver, we and the funds agreed to amend the transaction agreements as follows: (i) Section 3.12 of the securities purchase agreement was deleted, which provision gave the funds a preemptive right to acquire any new securities issued by us; (ii) Section 3.15(c) of the securities purchase agreement was deleted, which provision prohibited us from completing a private equity or equity-linked financing; (iii) the conversion price, at which the notes are convertible into common shares of the Company, was amended to be $1.50 instead of $2.50; (iv) the exercise price, at which all warrants (A warrants and B warrants) held by the funds are exercisable, was changed to $2.00 (which exercise price was subsequently reduced to $1.50 due to applicable antidilution provisions); and (v) the notes were amended by adding a new event of default, which is that if we fail to raise and receive at least $3,000,000 in cash net proceeds through one or more private or public placements of its securities by September 30, 2006, we would have been in default under the notes

On April 21, 2006, two of the institutional funds converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.

As of December 31, 2006 and 2005, we recorded an aggregate derivative liability of $1,360,700 and $3,012,000 and a derivative valuation gain of $1,004,500 and a valuation loss of $12,000 to reflect the change in value of the aggregate derivate liability since December 31, 2005 and May 16, 2005, respectively.  The aggregate derivative liability of $1,360,700 included $616,700 for the conversion feature and $744,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 5% for conversion feature and 4.78% for warrants; (ii) expected life (in years) of 1.38 for the conversion feature and 3.38 for the warrants; (iii) expected volatility of 82.72%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.17.

The principal value of $2,500,000 of the senior secured convertible notes are being accreted over the term of the obligations, for which $888,892 and $624,998 was included in interest expense for the years ended December 31, 2006 and 2005, respectively.  The notes bear a 6% annual interest rate payable semi annually, and for the years ended December 31, 2006 and 2005, $159,083 and $112,500, respectively were included in interest expense.

Convertible Line of Credit Promissory Note

On December 23, 2003, we entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. We could obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders’ sole discretion, for common shares of the Company at the rate of $1.00 per share. During the years ended December 31, 2004 and 2003, the Company borrowed $1,095,110 and $99,980, respectively, making the aggregate amount borrowed at December 31, 2004, $1,195,090.  On September 30, 2004, the lenders exercised their conversion rights and converted a total of $800,000 ($400,000 each) of the $1,195,090 into 800,000 shares of common stock. The remaining balance of the note at December 31, 2004 was $395,090.

During the year ended December 31, 2005 we borrowed $449,876 and on December 30, 2005 the lenders exercised their conversion rights and converted the aggregate total of the note of $844,966 ($422,483 each) into 844,966 shares of common stock of the Company. As of December 31, 2005 all amounts borrowed pursuant to the convertible line of credit have been converted to common stock.

The note bore an annual interest rate of 6%, however, accrued interest was forgiven upon conversion pursuant to the terms of the line of credit. During the year ending December 31, 2005 we recorded $68,547 as gain on early extinguishment of debt in other income and $4,832 for the beneficial conversion feature as an increase in interest expense. For the year ended December 31, 2004, we recorded

$1,095,110 as a convertible beneficial conversion feature associated with the advances made under the line of credit. This amount was included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a part of this confirmation, we assumed liabilities to be paid in cash of approximately $312,768. The approximately $682,222 of liabilities to be paid in stock was paid prior to December 31, 2004. For the years ended December 31, 2006, 2005 and 2004, we have paid approximately $70,187, $70,187 and $67,114, respectively of the $312,768 original obligation. The balance remaining as of December 31, 2006, 2005 and 2004 was approximately, $105,280, $175,467 and $245,654, of which $70,187 and has been recorded as the current portion with $35,093, $105,280 and $175,467, respectively as long-term debt. See Notes to Consolidated Financial Statements, Note 5 – Investment in Interact Devices, Inc.

Note 7 – Operating Leases

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under an 18-month lease, the term of which ends October 31, 2007.  The lease covers approximately 13,880 square feet of office space leased at a rate of $24,108 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $8,797 per month.  The studio lease expires on November 30, 2008.  We had entered into a lease for 1,630 square feet of office space located at 160 Blue Ravine, in Folsom, California 95630, which expired on December 31, 2006. This space has been used for the development of our CodecSys technology.  We continue to occupy this space on a month-to-month basis at a rate of $2,600 per month. To the extent we continue the development program in California, and are required to relocate, we do not anticipate any problem with obtaining suitable space. The Company has no other properties. The Company recognized rent expense of approximately $456,300, $446,600, and $414,400 in 2006, 2005 and 2004, respectively.

We also lease copy machines on a multi-year lease that expires on February 25, 2007 at a minimum rate of $1,037 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2006 are as follow:

2007	$ 351,400
2008	99,600
$ 451,000

Note 8 – Income Taxes

The (expense) benefit for income taxes differs from the amount computed at the federal statutory rates as follows:

	Year Ended December 31,
	2004	2005	2006

Federal income tax (expense) benefit at statutory rates	$5,326,000	$1,869,500	$2,459,053
State income tax (expense) benefit at statutory rates	824,000	98,395	361,931
Options issued in contract terminations	(1,855,000)	--	--
Other	81,000	--	--
Change in valuation allowance	(4,376,000)	(1,967,895)	(2,820,984)
	$--	$--	$--

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2005	2006
Assets
Net operating loss carry forwards	$7,897,996	$10,210,485
General business and AMT credit carry forwards	226,000	629,915
Deferred compensation	309,900	325,700
Impairment of investment	--	--
Depreciation	42,585	4,155
Total deferred tax assets	8,476,481	11,170,255

Liabilities	--	--

Total deferred tax liabilities	--	--

Net deferred tax assets and liabilities	8,476,481	11,170,255

Valuation allowance	(8,476,481)	(11,170,255)

Total, net deferred tax assets	$--	$--

We have net operating loss carry forwards for tax purposes of approximately $26,000,000 at December 31, 2006 available to offset future taxable income, which begin to expire in 2006.  Should a change of more than 50 percent in our ownership occur, any future benefits from such carry forwards might be substantially lost.  During the year ended December 31, 2003, we had a change of over 50% ownership due to the reverse acquisition of Laser Corporation. Therefore, net operating losses of approximately $2,253,000 were excluded from future use and are excluded from the $26,000,000 noted above.  At December 31, 2006, a valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.

Note 9 – Preferred and Common Stock

We have authorized two classes of stock, preferred stock with no par value and common stock with a $0.05 par value. No preferred stock has been issued, while 26,953,262 shares of common stock were issued and outstanding at December 31, 2006. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the period 2000 through 2004, we sold an aggregate of 4,500,000 shares of common stock to a British Virgin Islands corporation.  On January 31, 2002, we amended a purchase agreement with this corporation which required us to create a bonus pool of $600,000 payable to employee/shareholders at our discretion.  As of December 31, 2006, no amounts have been paid from this bonus pool nor are any expected to be paid in the next twelve months. Accordingly, the $600,000 obligation has been reflected as long-term deferred bonus payable in the accompanying consolidated financial statements.

On October 16, 2006, we held a special meeting of our shareholders.  At the meeting we approved and adopted an amendment to our authorized capital that increased our authorized common stock from 40,000,000 shares to 180,000,000 shares and our authorized preferred stock from 10,000,000 shares to 20,000,000 shares.

Private Placement Memoranda

On February 27, 2006, the board of directors approved a Private Placement Offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of our common stock at a price of $1.50 per share. Additionally, the holder of each share shall receive a warrant to acquire one share of our common stock.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.  As of December 31, 2006 we have raised proceeds of $1,743,166 from the sale of 1,162,110 shares of stock.

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

Note 10 – Stock Option Plan

We have adopted a stock option plan available to its employees. Options to purchase shares of common stock of the Company are granted at a price not less than 100% of the estimated market price on the date granted. Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted except to stockholders who own greater than 10% of the outstanding shares of the Company, for whom options expire 5 years after being granted. Options granted generally vest on a three-year vesting schedule, after the first year vesting at the rate of one-third each year. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. The information presented is shown as though the 10:1 reverse split of January 13, 2004 had been completed at January 1, 2004. The following table summarizes option and warrant activity during the years ended December 31, 2004, 2005 and 2006.

	Options and Warrants Outstanding	Options or Warrants Price Per Share

Outstanding at January 1, 2004	2,969,024	$ 0.02	–	$ 45.90
Options granted	258,000	4.00	–	6.05
Warrants issued	3,395,807	3.50	–	6.25
Expired	(600)	16.88	–	45.90
Forfeited	(202,924)	0.33	–	4.00
Exercised	(3,657)	0.55	–	1.00

Outstanding at December 31, 2004	6,415,650	0.02	–	45.90
Options granted	605,000	2.25	–	3.30
Warrants issued	1,361,667	2.50	–	4.00
Expired	(134,107)	3.50	–	45.90
Forfeited	(5,463)	0.33	–	4.00
Exercised	(120,000)	2.50	–	2.50

Outstanding at December 31, 2005	8,122,747	0.02	–	45.90
Options granted	325,000	1.17	–	2.30
Warrants issued	12,562,123	1.17	–	3.00
Expired	(2,854,967)	3.50	–	36.25
Forfeited	(5,502,306)	0.55	–	4.00
Exercised	--

Outstanding at December 31, 2006	12,652,597	$ 0.02	–	$ 45.90

The following table summarizes information about stock options and warrants outstanding at December 31, 2006.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price

$0.02-0.04	1,772,551	3.30	$0.03	1,772,551	$0.03
0.33-0.55	987,423	5.86	0.53	987,423	0.53
1.17-6.25	9,888,623	3.91	2.31	9,519,790	2.32
9.50-11.50	2,400	3.84	10.46	2,400	10.46
36.25-45.90	1,600	3.67	41.08	1,600	41.08

$0.02-45.90	12,652,597	3.97	$1.86	12,283,764	$1.85

Note 11 – Retirement Plan

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan. We match contributions up to 100% of the first 3% of participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2006, 2005 and 2004, we made matching contributions totaling $77,379, $65,209, and $68,543, respectively.

Note 12 – First Securities ASA

We entered into an engagement agreement dated October 11, 2005 with First Securities ASA, a leading Norwegian investment-banking firm, to provide investment-banking services regarding a potential initial public offering of common stock of the Company on the Oslo Stock Exchange.  The agreement contemplated, among other things, that we would raise between $10 and $25 million by the end of the first quarter of 2006, subject to development of our revenues and profitability, market conditions in general, acceptance for listing by the Oslo Stock Exchange and the interest for our shares in the capital markets.  We paid a retainer of $200,000 to First Securities and have incurred $222,951 of additional expenses. All expenses have been included in general and administrative expense. We have not been able to secure any funding through First Securities and have ceased efforts to do so.

Note 13 – Video Processing Technologies Inc. Acquisition

On January 27, 2006 we acquired 100% of the common stock of Video Processing Technologies Inc. (VPTI) in exchange for an aggregate of 994,063 shares of our common stock.  VPTI had no revenues in 2005 or 2006 prior to the acquisition. Prior to this acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which management of Company anticipated incorporating into the CodecSys technology. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense. On December 31, 2006 management conducted a recoverability evaluation of the technology and recorded a $100,000 non-cash expense as impairment of technology licenses.

The following pro forma condensed combined balance sheets have been prepared using the historical financial statements of Broadcast International, Inc. (audited) and Video Processing Technologies, Inc. (unaudited). VPTI was formed on December 12, 2005 and had no revenues or expenses in 2006 prior to the acquisition and therefore, no pro forma combined statement of operations are presented.

Consolidated Condensed Balance Sheets

	Broadcast International as of Dec. 31, 2005	Video Processing Technologies as of Dec. 31, 2005	Pro Forma Adjustments	Pro Forma Combined BI and VPTI
		(Unaudited)

Cash	$446,491	$500,000	$-	$946,491
Other current assets	2,011,253	25,000	-	2,036,253
Total current assets	2,457,744	525,000		2,982,744
Total non-current assets	1,431,302	100,000	-	1,531,302
Total assets	$3,889,046	$625,000	$-	$4,514,046

Total current liabilities	5,568,255	-	-	5,568,255

Total liabilities	6,898,533	-	-	6,898,533

STOCKHOLDERS DEFICIT

Owners’ equity	23,078,615	625,000	1,363,126	25,066,741
Accumulated deficit	(26,088,102)	-	(1,363,126)	(27,451,228)

Total liabilities and stockholders’ deficit	3,889,046	625,000	-	4,514,046

Pro Forma Adjustments represent retirement of VPTI owners’ equity and excess between the fair value of assets acquired and market value of equity exchanged.

Note 14 – Sun New Media and Yang Lan Studio Agreements

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

For accounting purposes, we treated the sale of stock and warrants to YLS as an equity transaction.  The warrants were subject to a registration rights agreement that required us to register the stock and warrants and maintain an effective registration statement as long as the warrants remained unexercised and outstanding. We considered the effects of EITF 00-19 and concluded that, although the registration rights agreement could require liability treatment for the warrants issued, the fact that we have been able to complete two registrations with the Securities and Exchange Commission and currently have one registration that is being maintained effective, renders any potential liability derived from the registration obligation remote. We therefore believed that equity treatment of the transaction was proper.

On January 22, 2007, the Company and the foreign corporations agreed pursuant to a Termination and Release Agreement (“Termination Agreement”) effective December 31, 2006 to terminate all except one of the above described agreements and to amend the remaining agreement.

The following summarizes the principal terms of the transaction:

Stock Purchase Agreement.  The Stock Purchase Agreement between us and Yang Lan Studio Ltd. was terminated.  The Termination Agreement provided for the cancellation of 666,667 shares of our common stock originally issued to YLS under the Stock Purchase Agreement and we paid to YLS the sum of $500,000 in cash and assigned our rights to YLS under a Memorandum of Understanding with Validian, Inc. (pursuant to which we had previously advanced $500,000 to Validian).  In addition, A, B, C and D Warrants granting to YLS the right to acquire up to 5,500,000 shares of our common stock at prices ranging from $1.60 per share to $3.00 per share were all cancelled.

Stock Exchange Agreement.  The Stock Exchange Agreement with Sun Media Investment Holdings, Ltd., was cancelled.  The Termination Agreement provides for Sun Media to return to us 3,000,000 shares of our common stock and us to Sun Media 1,515,544 shares of Sun New Media, Inc. common stock.

Broadvision License.  The Technology License between us and Broadvision Global, Ltd., was cancelled.  The Termination Agreement provides that Beijing Broadvision, Inc. will surrender to us 1,000,000 shares of our common stock and that it will be cancelled.  The remaining 1,000,000 shares of our common stock originally issued in consideration of this license shall remain outstanding, but shall be deemed to be consideration for the E-Publishing License as described below.

E-Publishing License.  The Technology License Agreement with YLS shall be amended to provide that the license is to be non-exclusive and that 3,500,000 shares of the 4,000,000 shares of our common stock originally issued in consideration of this license shall be surrendered to us for cancellation.

In the Termination Agreement, Dr. Bruno Wu resigned as a member of the Board of Directors.

Note 15 – Supplemental Cash Flow Information

2006

•

During the year ended December 31, 2006, we issued 50,000 shares of our common stock, with a value of $100,000, which was included in general, and administrative expense, to a corporation for services rendered for us. Additionally, 1,041,666 shares of our common stock were issued to two individuals and three corporations, which provide investor relations services for us. The value of the shares issued for investor relation services of $2,078,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

Year	Amount

2006	$ 1,247,499
2007	748,068
2008	83,432

Total	$ 2,078,999

•

On January 27, 2006, we acquired 100% of the common stock of VPTI in exchange for an aggregate of 994,063 shares of our common stock. In this transaction, we received $500,000 in cash and recognized $1,363,126 as common stock issued for acquisition in excess of asset valuation. We recorded $25,000 as prepaid consulting fees at the date of the transaction of which $2,080 remained in prepaid assets as of December 31, 2006. We also recoded a prepaid license of $100,000 at the date of the transaction, however, on December 31, 2006 management conducted a recoverability evaluation and recorded a $100,000 non-cash expense as impairment of technology licenses. See Note 13.

•

On February 27, 2006, the board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share. Additionally, the purchaser of each share will receive a warrant to acquire one share of common stock. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of December 31, 2006, we had raised proceeds of $1,743,166 from the sale of 1,162,110 shares of common stock.

•

On April 21, 2006, two institutional funds converted an aggregate of $500,000 of their senior secured convertible notes into 333,334 shares of our common stock. See Note 6.

•

An aggregate non-cash expense of $788,310 was recorded for the accretion of i) the senior convertible notes of $ 729,170, and ii) the unsecured convertible note of $59,140, as interest expense. See Note 6.

•

We entered into a stock exchange agreement with Sun Media Investment Holdings Ltd., or Sun Media, dated August 15, 2006, pursuant to which we issued 3,000,000 shares of our common stock to Sun Media in exchange for 1,515,544 shares of common stock of Sun New Media, Inc On January 22, 2007,both parties agreed to cancel the agreement effective December 31, 2006. The cancellation provided for Sun Media to return to us the company’s common stock and us to return the shares of Sun New Media, Inc. common stock to Sun Media. Between August 15, 2006 and December 31, 2006 the value of the Sun Media shares decreased in value by $4,152,591 which was recorded as a permanent loss on securities available for sale for the year ended December 31, 2006. See Note 14.

•

We entered into a technology license agreement with YLS dated August 15, 2006, pursuant to which we received a license to use and distribute certain e-publishing reader technology.  In exchange for the license, we issued 4,000,000 shares of our common stock.  On January 22, 2007,both parties agreed to amended the agreement effective December 31, 2006. The license agreement was amended and 3,500,000 shares of the 4,000,000 shares of the company’s common stock originally issued in consideration of this license was to be surrendered to the Company for cancellation. Additionally, 1,000,000 shares originally provided for a license with Broadvision Global, Ltd., was deemed to be consideration for the e-publishing technology. On December 31, 2006, management conducted a recoverability evaluation and recorded a $1,632,600 valuation allowance pertaining to this technology license. See Note 14.

•

During the year ended December 31, 2006, we entered into a $1,000,000 three year, 5% unsecured convertible note with Mr. Leon Frenkel.  See Note 6.  Additionally, pursuant to the stock purchase agreement with YLS and subsequent termination agreement, we received a net $500,000 funding for the year ended December 31, 2006, on a short term note due YLS.  See Note 6. This note has subsequently been paid in full.

2005

•

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

Year	Amount

2005	$ 288,167
2006	563,908
2007	222,197
2008	83,328

Total	$ 1,157,600

•

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

•

$4,832 of beneficial conversion feature expense was recognized on the convertible line of credit, which was recorded as an increase to additional paid-in capital and interest expense.  Additionally, we recognized $68,547 of gain on extinguishment of debt as other income and a reduction in additional paid-in capital. See Note 6.

•

A non-cash expense of $624,998 was recorded for the accretion of the senior convertible debt as interest expense. See Note 6.

•

A non-cash loss of $18,000 was recorded in other income expense as part of the valuation of the embedded derivative associated with the senior convertible debt. See Note 6.

•

844,966 shares were issued to satisfy $844,966 of debt on the convertible line of credit.  See Note 6.

•

22,801 shares of common stock of were returned by former debt holders of IDI. See Note 5.

2004

•

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

•

A non-cash research and development in process expense of $11,439,520 was recorded for 1) $90,000 liability assumed and $1,121,502 fair value of options issued pursuant to a settlement agreement with the co-founders of IDI, 2) $10,228,019 in stock and options issued to Streamware, and 3) $1,219,573 assumption and consolidation of IDI.  See Note 5.

•

800,000 shares were issued to satisfy $800,000 of debt on the convertible line of credit.  See Note 6.

•

$1,095,110 of beneficial conversion feature expense was recognized on the convertible line of credit, which was recorded as an increase to additional paid-in capital and interest expense.  See Note 6.

•

The Company paid $682,222 of the bankruptcy liability assumed from IDI by issuing 111,842 shares of common stock.  See Note 6.

Note 16 – Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure the fair value of assets and liabilities when fair value recognition or disclosure is required. Additionally, SFAS 157 formally defines fair value as the amount that the company would receive if it sold an asset or transferred a liability to another company operating in the same market. The guidance of SFAS 157 must be applied to the first reporting period beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

On September 13, 2006, the SEC released Staff Accounting Bulletin, No.108, (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. SAB 108 is required for fiscal years ending after November 15, 2006. We do not believe that the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 must be applied to the first reporting period ending after December 31, 2006. We are currently evaluating the provisions of SFAS 158.

Note 17 – Subsequent Events

Private Placement Memorandum

On February 12, 2007, we received $348,000 from the sale of 231,999 shares of common stock pursuant to a Private Placement Offering at a price of $1.50 per share. Additionally, the holder of each share shall receive a warrant to acquire one share of our common stock.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.

Exhibit Index

Exhibit Number	Description of Document
2.1

Agreement and Plan of Acquisition dated January 27, 2006 among Broadcast International, Video Processing Technologies, Inc. and UTEK Corporation.  (Incorporated by reference to Exhibit No. 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 12, 2006.)

3.1

Amended and Restated Articles of Incorporation of Broadcast International.   (Incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006.)

3.2

Amended and Restated Bylaws of Broadcast International.  (Incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006.)

4.1

Specimen Stock Certificate of Common Stock of Broadcast International.  (Incorporated by reference to Exhibit No. 4.1 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

4.2

Form of 6.0% Senior Secured Convertible Note dated May 16, 2005 executed by Broadcast International in favor of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the “Institutional Funds”).  (Incorporated by reference to Exhibit No. 4.2 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

4.3

Form of A Warrant issued by Broadcast International to each of the Institutional Funds.  (Incorporated by reference to Exhibit No. 4.3 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

4.4

Form of B Warrant issued by Broadcast International to each of the Institutional Funds.  (Incorporated by reference to Exhibit No. 4.4 of the Company’s Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.1*

Employment Agreement of Rodney M. Tiede dated April 28, 2004.  (Incorporated by reference to Exhibit No. 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.2*

Employment Agreement of Randy Turner dated April 28, 2004.  (Incorporated by reference to Exhibit No. 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.3*

Employment Agreement of Reed L. Benson dated April 28, 2004.  (Incorporated by reference to Exhibit No. 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 filed with the SEC on May 12, 2004.)

10.4*

Broadcast International Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.5

Securities Purchase Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.5 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.6

Security Agreement dated May 16, 2005 between Broadcast International and Gryphon Master Fund, L.P., as collateral agent for the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.6 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.7

Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.7 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.8

Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB.  (Incorporated by reference to Exhibit No. 10.9 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.9

Waiver and Amendment Agreement dated March 16, 2006 between Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.14 of the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2006.)

10.10

Technology License Agreement – e-publishing technology – dated August 15, 2006 between Broadcast International and Yang Lan Studio Ltd. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.11

Securities Purchase Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.12

5% Convertible Note dated October 16, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.13

Registration Rights Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SED on November 6, 2006.)

10.14

Form of A Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.15

Form of B Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.16

Form of C Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.17

Form of D Warrant dated October 28, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 06, 2006.)

10.18

Termination and Release Agreement dated January 17, 2007 among Broadcast International, Yang Lan Studio Ltd., Broadvision Global, Ltd. and Sun Media Investment Holdings, Ltd. (Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2007.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)
16.1

Letter of Tanner LC dated January 19, 2006 regarding change in certifying accountant.  (Incorporated by reference to Exhibit No. 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2006.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Management contract or compensatory plan or arrangement