Form 10-K/A
period 2006-12-31
BROADCAST INTERNATIONAL INC
filed 2007-05-09
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2006.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  0-13316

BROADCAST INTERNATIONAL, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Utah	87-0395567
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7050 Union Park Avenue Suite 600, Salt Lake City, UT 84047

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (801) 562-2252

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on April 3, 2007, for the purpose of amending and restating Item 12 thereof solely to include Mr. Leon Frenkel, a beneficial owner of more than 5% of our common stock, whom we inadvertently omitted in the originally filed Form 10-K, in the beneficial ownership table contained therein.  In addition, we are including as exhibits to this Amendment No. 1 on Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the originally filed Form 10-K, which continues to speak as of the date of its original filing.  Except as presented herein, this Amendment No. 1 on Form 10-K/A does not reflect any events occurring after the filing of the originally filed Form 10-K or modify or update the disclosures included therein.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the originally filed Form 10-K and our other filings with the SEC.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at March 15, 2007 by each director, executive officer, and each person known by us to own beneficially more than 5% of our common stock.

Beneficial Owner	Beneficial Ownership	Percent of Class
Leon Frenkel (1) 401 City Avenue, Suite 802 Bala Cynwyd, PA 19004	6,166,667	17.1%
Rodney M. Tiede (2)(3)	3,394,982	12.4%
Renae Hambly (2)(4)	1,632,292	5.9%
Kenneth Moore (2)(5)	1,547,090	5.6%
Randy L. Turner (2)(6)	1,551,341	5.6%
Yang Lan Studio Ltd 387, Yongjia Road Shanghai, 20031 P.R. China	1,500,000	5.5%
Reed L. Benson (7)	895,947	3.3%
Kirby D. Cochran (8)	300,000	*
James E. Solomon (8)	200,000	*
William H. Davidson (9)	125,000	*
All directors and executive officers as a group (5 persons) (10)	4,915,929	17.7%

*  Represents less than 1% of our common stock outstanding.

(1)

Includes warrants to purchase 5,500,000 shares of common stock and an unsecured convertible note that is convertible into 666,667 shares of common stock.

(2)

The address for each named individual is our company’s address at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047, and all named individuals are employees of ours.

(3)

Includes 328,440 shares held by Mr. Tiede as custodian under the Uniform Gift to Minors Act for the benefit of his children.  Also includes presently exercisable options to acquire 33,333 shares of common stock.

(4)

Includes presently exercisable options to acquire a total of 513,258 shares of common stock held by Ms. Hambly and her spouse.

(5)

Includes presently exercisable options to acquire 508,056 shares of common stock.

(6)

Includes 57,477 shares held by Mr. Turner as custodian under the Uniform Gift to Minors Act for the benefit of his child.  Also includes presently exercisable options to acquire 541,389 shares of common stock.

(7)

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

(9)

Includes presently exercisable options to acquire 125,000 shares of common stock.

(10)

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits
Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: May 8, 2007	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Chief Executive Officer

5