Form 10-Q
period 2007-03-31
BROADCAST INTERNATIONAL INC
filed 2007-05-15
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.

For the Quarterly Period ended March 31, 2007

or

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

As of April 30, 2007, there were 29,995,276 shares of the registrant’s common stock, $0.05 par value, outstanding, which is the only class of common or voting stock the registrant has issued.

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

Item 1.   Financial Statements

  3

Item 2.   Management’s Discussion and Analysis of Financial Condition and

 Results of Operations

 16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

 22

Item 4T.   Controls and Procedures

 23

Part II - Other Information

Item 1.   Legal Proceedings

 23

Item 1A. Risk Factors

23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.   Defaults Upon Senior Securities

24

Item 4.   Submission of Matters to a Vote of Security Holders

24

Item 5.   Other Information

24

Item 6.   Exhibits

24

Signatures

27

Item 1. Financial Information

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2007 (Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$ 807,741	$ 321,121
Trade accounts receivable, net	851,473	221,144
Inventory	46,341	35,156
Prepaid expenses	1,400,361	2,662,745
Total current assets	3,105,916	3,240,166
Property and equipment, net	387,058	350,052
Other assets
Technology licenses, net	1,142,400	1,142,400
Patents, net	200,306	199,569
Debt offering costs	346,269	198,318
Deposits and other assets	8,795	33,795
Total other assets	1,697,770	1,574,082

Total assets	$ 5,190,744	$ 5,164,300

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2006	March 31, 2007 (Unaudited)
LIABILITIES:

Current liabilities
Accounts payable	$ 705,099	$ 373,139
Payroll and related expenses	202,335	248,257
Other accrued expenses	130,798	145,026
Unearned revenue	491,252	25,630
Current debt obligations	666,637	398,447
Derivative valuation	4,631,500	5,870,900
Total current liabilities	6,827,621	7,061,399

Long-term liabilities

Convertible debt (net of $2,086,692 and
$1,513,774discount, respectively	1,413,308	1,236,226
Other long-term obligations	35,093	17,547
Deferred bonus payable	600,000	600,000
Total liabilities	8,876,022	8,915,172

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000
authorized; 29,953,260 and 26,845,274
shares issued as of December 31, 2006
and March 31, 2007, respectively	1,347,663	1,492,264
Additional paid-in capital	35,715,634	39,208,043
Unexercised stock options and warrants	937,436	1,549,429
Accumulated deficit	(41,686,011)	(46,000,608)

Total stockholders’ deficit	(3,685,278	(3,750,872)

Total liabilities and stockholders’ deficit	$ 5,190,744	$ 5,164,300

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31
	2006	2007

Net sales	$2,780,398	$1,599,066

Cost of sales	2,737,951	1,594,775

Gross profit	42,447	4,291

Operating expenses:
Administrative and general	1,247,805	1,574,684
Selling and marketing	148,575	142,621
Research and development	1,608,296	185,063

Total operating expenses	3,004,676	1,902,368

Total operating loss	(2,962,229)	(1,898,077)

Other income (expense):
Interest income	5,091	9,035
Interest expense	(436,548)	(773,831)
Derivative valuation loss	(1,244,000)	(1,654,390)
Gain on forgiveness of debt	284,000	--
Other income (expense)	273	2,666
Total other income (expense)	(1,391,184)	(2,416,520)

Loss before income taxes	(4,353,413)	(4,314,597)

Provision for income taxes	--	--

Net loss	$(4,353,413)	$(4,314,597)

Net loss per share – basic and diluted	$(0.19)	$(0.15)

Weighted average shares – basic and diluted	22,908,000	27,854,000

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Cash flows from operating activities:

Net loss	$(4,353,413)	$(4,314,597)

Adjustments to reconcile net loss to net cash us used in operating activities:
Depreciation and amortization	70,768	60,603
Common stock issued for services	100,000	--
Accretion of convertible notes payable	249,999	291,669
Common stock issued for acquisition in excess of asset valuation	1,363,126	--
Unexercised options and warrant expense	486,750	611,993
Gain on forgiveness of debt	(284,000)	--
Gain on sale of assets	--	(5,100)
Derivative liability valuation	1,244,000	1,654,390
Extinguishment of debt	--	281,249
Allowance for doubtful accounts	5,000	19,150
Changes in assets and liabilities:
Accounts receivable	257,720	611,179
Inventories	59,950	11,185
Debt offering costs	75,549	147,951
Prepaid and other assets	(128,321)	836,617
Accounts payable and accrued expenses	195,960	(275,054)
Deferred revenues	(87,402)	(465,622)
Net cash used in operating activities	(744,314)	(534,387)

Cash flows from investing activities:

Purchase of equipment	(11,570)	(18,867)
Proceeds from sale of assets	--	5,100
Cash provided in acquisition	500,000	--
Net cash used in investing activities	488,430	(13,767)

Cash flows from financing activities:

Principal payments on debt	(17,547)	(536,460)
Proceeds for the sale of stock	506,185	348,020
Loan proceeds	--	249,974
Net cash provided by financing activities	488,638	61,534
Net increase in cash and cash equivalents	232,754	(486,620)
Cash and cash equivalents, beginning of period	446,491	807,741
Cash and cash equivalents, end of period	$679,245	$321,121

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements of Broadcast International, Inc. contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at March 31, 2007 and December 31, 2006 and the results of operations for the three months ended March 31, 2007 and 2006, respectively, with the cash flows for each of the three month periods ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

NOTE 3 - RECLASSIFICATIONS

Certain 2006 financial statement amounts have been reclassified to conform to 2007 presentations.

NOTE 4 - WEIGHTED AVERAGE SHARES

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period.  Options and warrants to purchase 15,014,643 and 5,781,037 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at March 31, 2007 and 2006, respectively, but were excluded for the calculation of diluted earnings per share because the effect of stock options and warrants was anti-dilutive.

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

We calculated the fair market value of each option and warrant awarded on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants awarded for the three months ended March 31, 2007.

Risk-free interest rate

 4.52%

 -   4.77%

Expected lives in years

   3.0

 -  10.0

Dividend yield

      0

Expected volatility

82.20%

 - 82.95%

Net loss for the three months ended March 31, 2007 and 2006 includes $611,993 and $486,750, respectively, of non-cash stock-based compensation expense. Options issued to directors are immediately vested, all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.

Included in the $611,993 for the three months March 31, 2007 is $405,000 resulting from 500,000 options granted to two directors, $125,941 resulting from the vesting of unexpired options issued prior to January 1, 2007, $57,330 resulting from 1,300,000 warrants issued to 5 consultants, $13,362 resulting from the issuance of 366,500 options issued to non-executive management employees and $10,360 for repriced options previously granted to executive management. Warrants to acquire 231,999 shares of our common stock were also granted to certain equity investors. See note 8.

Included in the $486,750 for the three months March 31, 2006 is $342,500 resulting from 175,000 options granted to two outside directors, $10,362 for repriced options previously granted to executive management. The repricing of previously vested options accounted for $26,048 and finally the vesting of unexercised options issued prior to January 1, 2006 of $107,840

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three months ended March 31, 2007 and 2006 are as follows:

  2007

  2006

General and administration

$559,188

$424,576

Research and development in process

    52,805

    62,174

------------

-------------

Total

$611,993

$486,750

=======

=======

Due to unexercised options outstanding at March 31,2007, we will recognize a total of $2,062,759 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2007

$  1,358,324

2008

       538,502

2009

       150,770

2010

           5,163

  ----------------

Total

$ 2,062,759

=========

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2007.

	Options and Warrants	Options or Warrants
	Outstanding	Price Per Share
Outstanding at December 31, 2006	12,652,597
Options granted	866,500	$ 0.95 – $ 1.41
Warrants issued	1,531,999	1.40 – 2.00
Expired	-
Forfeited	(36,453)	.33 – 4.00
Exercised	-
Outstanding at March 31, 2007	15,014,643	$ 0.02 –$45.90

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price
$0.02-0.04	1,772,551	3.05	$0.03	1,772,551	$0.03
0.33-0.95	1,703,470	7.54	0.72	1,453,470	0.68
1.17-6.25	11,534,622	3.70	2.22	11,064,789	2.22
9.50-11.50	2,400	3.59	10.46	2,400	10.46
36.25-45.90	1,600	3.42	41.08	1,6 00	41.08
$.02 - 45.90	15,014,643	4.06	$1.79	14,294,810	$1.79

NOTE 6 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2007 and December 31, 2006, we had bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of March 31, 2007, four foreign countries had approved patent rights and we are in a “patent pending” status in the United States. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $737 and $70 for the three months ended March 31, 2007 and 2006, respectively.

Estimated amortization expense, if all patents were issued as of April 1, 2007, for each of the next five years is as follows:

Year ending December 31:
2007	$ 8,665
2008	10,570
2009	10,570
2010	10,570
2011	10,570

Marketable Securities-Available For Sale Securities.

We record available for sale securities at the time of acquisition at fair market value and classify them as current or noncurrent assets on our balance sheet based upon our intended holding period. At each reporting period, market value is compared to cost with the cumulative unrealized gain or loss presented as a separate item in our equity section and identified as accumulated other comprehensive gain or loss.

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

When we enter into a multi-year contract with a customer to provide installation, network management, satellite transponder and help desk, or a combination of these services, we recognize this revenue as services are performed and as equipment is sold.  These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed, the associated revenue and cost are recognized in the period the work is completed. If we install, for an additional fee, new or replacement equipment to an immaterial number of new customer locations, and the equipment immediately becomes the property of the customer, the associated revenue and cost are recorded in the period in which the work is completed.

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

Our three largest customers’ sales revenues accounted for approximately 71% and 84% of total revenues, with combined balances representing approximately 18% and 84% of our outstanding accounts receivable, for the three months ended March 31, 2007 and 2006, respectively. Included in the numbers above is our single largest customer for the three months ended March 31, 2007 and 2006, which provided 42% and 62%, respectively, of our total revenue. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

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

NOTE 7- LONG TERM OBLIGATIONS

Unsecured Convertible Note

Effective November 2, 2006, we entered into a Securities Purchase Agreement, which was dated October 28, 2006, with Mr. Leon Frenkel, a 5% Convertible Note, a Registration Rights Agreement, and four classes of warrants to purchase our common stock.

Pursuant to the Securities Purchase Agreement, (i) we sold to Frenkel a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us; (ii) the convertible note bears an annual interest rate of 5%, payable semi-annually in cash or shares of our common stock; (iii) the convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share; and (iv) we issued to Frenkel four classes of warrants (A Warrants, B Warrants, C Warrants and D Warrants), which give Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A and B Warrants expire on January 11, 2008, one year after the effective date of a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to register the subsequent sale of shares received from exercise of the A and B Warrants. The C Warrants and D Warrants expire at the earlier to occur of eighteen months and twenty-four months, respectively, after the effective date of a registration statement to be filed or five years from the date of issuance.  The A Warrants grant Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B Warrants grant Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C Warrants grant Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D Warrants grant Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share. The warrants and the embedded conversion feature of the unsecured convertible note have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

As of March 31, 2007, we recorded an aggregate derivative liability of $4,327,200 and a derivative valuation loss of $1,056,400 to reflect the change in value of the aggregate derivate liability since December 31, 2006.  The aggregate derivative liability of $4,327,200 included $486,700 for the conversion feature and $3,840,500 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk−free interest rate between 4.54% and 4.90%, (ii) expected life (in years) of 2.50 for the conversion feature and between 0.80 and 4.60 for the warrants; (iii) expected volatility of 87.90%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.40.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 was included in interest expense for the three months ended March 31, 2007. The note bears a 5% annual interest rate payable semi annually, and for the three months ended March 31, 2007, $12,501 was included in interest expense.

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

We issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively.  The $2.50 conversion price of the senior secured convertible notes and the $2.50 and $4.00 exercise price of the A Warrants and the B Warrants, respectively, are subject to adjustment pursuant to standard anti-dilution rights. On March 16, 2006, we entered into a Waiver and Amendment Agreement, which adjusted the exercise price of both the A and B warrants to $2.00 per share.  These rights include (i) equitable adjustments in the event the Company effects a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of the common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share

The conversion feature and the prepayment provision of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model.  The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the derivatives are evaluated and adjusted to current fair value.  The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  The prepayment provision may not be exercised by us until May 16, 2007, and then only in certain limited circumstances.  For all periods since the issuance of the senior secured convertible notes, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the notes.

On March 16, 2006, we entered into a Waiver and Amendment Agreement with the four institutional funds regarding our default under a forbearance agreement.  Under the terms of the waiver, the institutional funds terminated the forbearance agreement and waived any and all defaults under the senior secured convertible notes and related transaction agreements.  In consideration of the waiver, we and the funds agreed to amend the transaction agreements as follows: (i) Section 3.12 of the securities purchase agreement was deleted, which provision gave the funds a preemptive right to acquire any new securities issued by us; (ii) Section 3.15(c) of the securities purchase agreement was deleted, which provision prohibited us from completing a private equity or equity-linked financing; (iii) the conversion price, at which the notes are convertible into common shares of the Company, was amended to be $1.50 instead of $2.50; (iv) the exercise price, at which all warrants (A warrants and B warrants) held by the funds are exercisable, was changed to $2.00 (which exercise price was subsequently reduced to $1.50 due to applicable price protection provisions); and (v) the notes were amended by adding a new event of default, which is that if we had failed to raise and receive at least $3,000,000 in cash net proceeds through one or more private or public placements of our securities by September 30, 2006, we would have been in default under the notes

On April 21, 2006, two of the institutional funds converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.

On March 18, 2007, two of the institutional funds converted an aggregate of $750,000 of their convertible notes into 500,000 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $2,500,000 to $1,750,000.

As of March 31, 2007 and 2006, we recorded an aggregate derivative liability of $1,543,700 and $4,256,000 and a derivative valuation loss of $597,990 and $1,244,000 to reflect the change in value of the aggregate derivate liability since December 31, 2006 and 2005, respectively.  The aggregate derivative liability of $1,543,700 included $571,700 for the conversion feature and $972,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 4.9% for conversion feature and 4.54% for warrants; (ii) expected life (in years) of 1.10 for the conversion feature and 3.10 for the warrants; (iii) expected volatility of 87.90%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.40.

The principal value of $1,750,000 of the senior secured convertible notes is being accreted over the term of the obligations, for which $208,335 and $249,999 was included in interest expense for the three months ended March 31, 2007 and 2006, respectively.  The notes bear a 6% annual interest rate payable semi annually, and for the three months ended March 31, 2007 and 2006, $36,125 and $45,000, respectively, were included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for Interact Devices Inc. (IDI) was confirmed by the United States Bankruptcy Court. As a part of this confirmation, we assumed liabilities to be paid in cash of approximately $312,768. For each of the three months ended March 31, 2007 and 2006, we paid approximately $17,547 of the $312,768 original obligation. The balance remaining as of March 31, 2007 and 2006 was approximately, $87,733 and $157,920 of which $70,187 and has been recorded as the current portion with $17,547 and $87,733, respectively as long-term debt.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

For the three months ended March 31, 2007, we received $348,020 from the sale of 232,012 shares of common stock pursuant to a Private Placement Offering at a price of $1.50 per share. Additionally, the holders of 231,999 of these shares received a warrant to acquire one share of our common stock.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.

During the three months ended March 31, 2007, we issued 2,160,000 shares of our common stock to three corporations, which provide investor relations services for the Company. The value of these shares of $2,124,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2007

    996,997

2008

    968,655

2009

    158,348

---------------

$2,124,000

=========

On March 18, 2007, two of the institutional funds converted an aggregate of $750,000 of their convertible notes into 500,000 shares of our common stock resulting in an extinguishment of debt non-cash expense included as interest expense for the three months ended March 31, 2007. See Note 7.

On February 28 and March 30, 2007, we entered into two unsecured promissory 6% notes with a Utah corporation, in the aggregate of $249,974 included at March 31, 2007 as current debt obligations. Payment of principal and interest are due on December 31, 2007.

For the three months ended March 31, 2007 and 2006, an aggregate non-cash expense of $291,669 and 249,999 was recorded for the accretion of i) the senior convertible notes of $208,335 and 249,999, respectively, and ii) the unsecured convertible note of $83,334 in 2007, as interest expense. See Note 7.

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

In March 2006, we issued 766,666 shares of our common stock to two corporations which provide investor relations services for the Company. The value of these shares of $1,724,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2006

$1,187,499

2007

     487,500

2008

       50,000

---------------

$1,724,999

=========

The Company paid no cash for income taxes during the quarters ended March 31, 2007 and 2006.

The Company paid no cash for interest expense during the quarter ended March 31, 2006, however paid $3,586 for interest during the quarter ended March 31, 2007.

NOTE 9- RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC released Staff Accounting Bulletin, No.108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Early application of the guidance is encouraged in any report for an interim period of the first fiscal year after November 15, 2006, filed after the publication of SAB 108. SAB 108 is required for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on our financial position, results of operations or cash flow.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires, among other items, (1) that a company recognize the funding status of its defined benefit pension plan as an asset or liability on its balance sheet, (2) recognize in other comprehensive income gains and losses, net of tax, and prior service costs or credits that are not recognized in the current period, and (3) measure benefit plan assets and liabilities as of the company's balance sheet date. The guidance of SFAS 158 must be applied to the first reporting period ending after December 31, 2006.  The provisions of SFAS 158 will not have a material effect on our financial position, results of operations or cash flow.

NOTE 10- SUBSEQUENT EVENTS

In April 2007, we issued a total of 83,335 shares of our common stock to three individuals in exchange for $125,000 pursuant to the terms of a private placement.  Pursuant to the private placement, we also issued warrants to the same investors to purchase a total of 83,335 shares of our common stock.  The warrants have an exercise price of $2.00 per share and are exercisable for three years from the date of issuance.

On April 20, 2007, we issued a total of 66,667 shares of our common stock to one institutional fund pursuant to the conversion of $100,000 principal amount of senior secured convertible notes at a conversion price of $1.50 per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance that are not historical facts are forward-looking.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

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

•

general economic and market conditions;

•

future shareholder dilution; and

•

absence of dividends.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, readers should not place undue reliance on any forward-looking statements.  Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Executive Overview

We continue to need additional capital to fund our operating activities, including the development of our CodecSys technology.  In 2006, we commenced a private placement offering of our securities by selling shares of our common stock at a price of $1.50 per share.  In the offering, the purchaser of each share has received a warrant to acquire one share of common stock.  The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share.  As of December 31, 2006, we had raised $1,743,166 from the sale of 1,162,110 shares of our common stock pursuant to the offering.  We subsequently raised $348,020 from the sale of 232,012 shares of our common stock in February 2007, which concluded this private placement offering.

We have recently commenced a new private offering of our common stock in order to obtain additional funding.  The financial terms of the offering are expected to be the same as those described above pursuant to the private placement offering recently concluded.  We are also considering the prospects of pursuing other equity or debt financing.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc., or VPTI, in exchange for an aggregate of 994,063 shares of our common stock.  In this transaction, we recognized $1,363,126 as common stock issued for acquisition in excess of asset valuation. Prior to the acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology, which our management had anticipated incorporating into the CodecSys technology.

On April 24, 2006, two of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock.  As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000. Additionally, we recognized $646,800 for the early extinguishment of debt. As a result, the total value of the debt conversion amounted to $1,146,800.

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

On January 22, 2007, we terminated the YLS transaction effective as of December 31, 2006.  Pursuant to the termination, we returned the funds we received in the transaction and all of the shares of common stock that we issued were cancelled, other than a total of 1,500,000 shares that YLS will hold in connection with a continuing e-publishing technology license agreement.

On February 28 and March 30, 2007, we raised a total of $249,974 pursuant to the issuance of two unsecured promissory notes.  The notes bear interest at an annual rate of 6% and are due on December 31, 2007.

On March 18, 2007, two of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $750,000 of their convertible notes into 500,000 shares of our common stock.  As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $2,500,000 to $1,750,000

On April 20, 2007, one of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $100,000 of its convertible notes into 66,667 shares of our common stock.  As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $1,750,000 to $1,650,000.  The outstanding notes are presently convertible into 1,100,000 shares of our common stock

The conversion feature and the prepayment provision of the senior secured convertible notes and unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes may not be exercised by us until one year after the respective issuance dates of the notes, and then only in certain limited circumstances.  For all periods since the issuance of the senior secured convertible notes and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.

Results of Operations for the Three Months ended March 31, 2007 and March 31, 2006

Net Sales

We generated $ 1,599,066 in net sales during the three months ended March 31, 2007.  During the same three-month period in 2006, we generated net sales of $2,780,398.  The decrease in net sales of $1,181,332, or approximately 43%, was due primarily to our performing significantly less work in the three months ended March 31, 2007 for two customers than we did for those customers in the first quarter of 2006.  We realized $1,232,564 less revenue from services performed for these two customers in the quarter ended March 31, 2007 than in the first quarter of 2006.  We do not expect to perform significant services for either of these customers in the remainder of 2007.  As discussed below, one of these customers was our largest customer for the three months ended March 31, 2007.

Our three largest customers accounted for approximately $1,142,865 and $2,331,742 of total net sales of $1,599,066 and $2,780,398 for the quarters ended March 31, 2007 and 2006, respectively.  Our largest customer generated net sales of $668,771 for the first quarter of 2007.  We do not expect to perform significant services for this customer in the remainder of 2007.  If we do not replace our largest customer’s revenue, our results of operations, financial condition and liquidity will be harmed. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Cost of Sales

Costs of sales decreased by approximately $1,143,300 to $1,594,775 for the three months ended March 31, 2007 from $2,737,951 for the three months ended March 31, 2006.  The decrease was due primarily to decreased activity in installation of equipment for our largest customer, which resulted in a decrease in the cost of sales of $1,015,278. There was not a decrease in the cost of equipment relative to the sales price of the equipment. The general operations department costs decreased by approximately $95,000 due to the decrease in installation activity. There was also a decrease of approximately $23,000 in satellite distribution costs and a $9,000 decrease in depreciation and amortization.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2007 were $1,574,684 compared to $1,247,805 for the three months ended March 31, 2006.  The increase of approximately $326,879 resulted primarily from an increase in expenses incurred for outside consultants of $171,434 and increased expenses of $134,612 for options and warrants granted.  Research and development in process decreased by $1,423,233 for the three months ended March 31, 2007 to $185,063 from $1,608,296 for the three months ended March 31, 2006.  This decrease resulted primarily from recording a $1,363,126 expense equal to the excess of cost over book value for the acquisition of Video Processing Technology, Inc. during the quarter ended March 31, 2006. In addition, we incurred expenses for consultants rendering research and development services during the quarter ended March 31, 2007, which was $75,681 less than such expenses incurred in the quarter, ended March 31, 2006.

Interest Expense

For the three months ended March 31, 2007, we incurred interest expense of $773,831 compared to interest expense for the three months ended March 31, 2006 of $436,548.  The increase of $337,283 resulted primarily from recording interest expense of $281,249 related to extinguishment of a portion of our senior secured convertible notes, and accretion of $83,334 of our unsecured convertible note, which was not outstanding during the first quarter of 2006. The interest expense consisted of interest of (i) $291,619 recorded to account for the accretion of note liability on our balance sheet, (ii) $281,249 from the extinguishment of a portion of our senior secured convertible notes due to conversion of a portion thereof to our common stock, (iii) interest payable on the notes in the amount of $52,961 and (iv) amortization of debt offering costs in the amount of $147,951.

Net Loss

We realized a net loss for the three months ended March 31, 2007 of $4,314,597 compared with a net loss for the three months ended March 31, 2006 of $4,353,413. The nominal decrease in the net loss of $38,816 in light of a decrease of $1,181,332 in net sales reflects decreased profit margins in work performed. This is further evidenced by the decrease in gross profit of only $38,156.  Although research and development in process decreased by $1,423,233, the decrease was offset principally by an increase in general and administrative expenses of $326,879, an increase in interest expense of $337,283 and an increase of $410,390 in derivative valuation loss.

Liquidity and Capital Resources

At March 31, 2007, we had cash of $321,121, total current assets of $3,240,166, total current liabilities of $7,061,399 and total stockholders' deficit of $3,750,872.  Included in current liabilities is $5,870,900 which relates to the value of the embedded derivatives for the senior secured convertible notes and related warrants and the unsecured convertible note and warrants. Our current liabilities without considering the derivative liability was $1,190,499.

We experienced negative cash flow used in operations during the three months ended March 31, 2007 of $525,295 compared to negative cash flow used in operations for the three months ended March 31, 2006 of $744,314.  The negative cash flow for the first quarter was met by sales of our common stock to investors pursuant to a private placement offering and by issuance of unsecured promissory notes.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we increase our sales by adding new customers.

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

On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds.  In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds.  We used the proceeds from this financing to support our CodecSys research and development and for general working capital purposes. At March 31, 2007, there was $1,750,000 of the original balance still outstanding as $1,250,000 had been converted to our common stock by the funds.  The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum.  Interest-only payments are due semi-annually.  The notes were originally convertible into 1,200,000 shares of our common stock at $2.50 per share, convertible any time during the term of the notes, but are now convertible at $1.50 per share.

In connection with the financing, the funds received A warrants to acquire 600,000 shares of our common stock originally exercisable at $2.50 per share and B warrants to acquire 600,000 shares of our common stock originally exercisable at $4.00 per share.  The A and B warrants are now exercisable at $1.50 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We paid approximately $345,000 in cash for commissions, finders fees and expenses in securing this financing and that amount is being amortized over the term of the notes.

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

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with Mr. Frenkel, that provided we issue to Mr. Leon Frenkel (i) an unsecured convertible note in the principal amount of $1,000,000 representing the $1,000,000 funding received by us on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which give Mr. Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The unsecured convertible note is due October 16, 2009 and bears an annual interest rate of 5%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied.  The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.

Under the convertible note securities purchase agreement, Mr. Frenkel has a right of first refusal to participate in any future funding on a pro rata basis until one year after the closing date.  Beginning on the first anniversary of the note, we may prepay all or a portion of the note, including interest.

The A warrants and B warrants expire on January 11,2008. The C warrants and D warrants expire eighteen months and twenty-four months, respectively, after the effective date of a registration statement to be filed to register the subsequent sale of shares received from the exercise of the C warrants and D warrants. The A warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant Mr. Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant Mr. Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.  The warrants are exercisable at any time until their respective expiration dates and are subject to adjustment pursuant to standard anti-dilution rights.

Our largest customer in the three months ended March 31, 2007 generated net sales of $668,771.  We do not anticipate that revenues from this customer will continue at the same level in the future.  We have, however, obtained another customer that we anticipate will at least partially, if not completely, replace the revenues lost from our largest customer. However, in the three months ended March 31, 2007, we realized only a nominal amount of revenues from this new customer. We anticipate that our negative cash flow will diminish as this and other prospective new customers make projects and equipment available and as we are able to perform under their respective contracts.

Our monthly operating expenses currently exceed our monthly net sales by approximately $200,000 per month.  This amount could increase significantly.  Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales related to commercial applications of our CodecSys technology.  Notwithstanding any additional revenue that may be realized for these sources, we will require additional capital in 2007.

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

To date, we have met our working capital needs through funds received from sales of our common stock, the convertible note financings described above, and borrowings under unsecured promissory notes.  Until our operations become profitable, we must continue to sell equity or find another source of operating capital. There can be no assurance that we will be able to obtain adequate working capital or additional financing at all or on terms favorable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments.  As discussed above, however, the embedded conversion feature and prepayment option of our convertible notes and related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.  Our principal exposure to market risk is currently confined to our cash and cash equivalents.  Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.  We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act.

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

Part II – Other Information

Item 1.

  Legal Proceedings

None.

Item 1A.  Risk Factors

`

There have been no material changes in risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In addition to previously reported transactions, we have issued the following securities.  In each of these issuances, no underwriters were involved and no commissions were paid in connection therewith.

On February 28 and March 30, 2007, we issued two unsecured promissory notes in the aggregate principal amount of $249,974 to one corporation.  The notes bear interest at an annual rate of 6% and are due on December 31, 2007.  The corporation was an accredited investor and was fully informed regarding its investment.

In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In April 2007, we issued a total of 83,335 shares of our common stock to three individuals in exchange for $125,000 pursuant to the terms of a private placement.  Pursuant to the private placement, we also issued warrants to the same investors to purchase a total of 83,335 shares of our common stock.  The warrants have an exercise price of $2.00 per share and are exercisable for three years from the date of issuance.  The investors were accredited investors and were fully informed regarding their investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

On April 20, 2007, we issued a total of 66,667 shares of our common stock to one institutional fund pursuant to the conversion of $100,000 principal amount of senior secured convertible notes at a conversion price of $1.50 per share.  The fund was an accredited investor and was fully informed regarding its investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

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

4.2

Form of 6.0% Senior Secured Convertible Note dated May 16, 2005 executed by Broadcast International in favor of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the “Institutional Funds”).  (Incorporated by reference to Exhibit No. 4.2 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11,2005.)

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

Date: May 14, 2007

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007

/s/ Reed L. Benson

By:  Reed Benson

Its: Chief Financial Officer (Principal Financial and Accounting Officer)