Form 10-Q
period 2007-06-30
BROADCAST INTERNATIONAL INC
filed 2007-08-13
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.

For the Quarterly Period ended June 30, 2007

or

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

As of July 31, 2007, there were 30,561,945 shares of the registrant’s common stock, $0.05 par value, outstanding, which is the only class of common or voting stock the registrant has issued.

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

Item 1.   Financial Statements

3

Item 2.   Management’s Discussion and Analysis of Financial Condition and

 Results of Operations

16

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.   Controls and Procedures

23

Part II - Other Information

Item 1.   Legal Proceedings

24

Item 1A. Risk Factors

24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.   Defaults Upon Senior Securities

 24

Item 4.   Submission of Matters to a Vote of Security Holders

24

Item 5.   Other Information

 24

Item 6.   Exhibits

24

Signatures

 28

Item 1. Financial Information

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2007 (Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$ 807,741	$ 341,677
Trade accounts receivable, net	851,473	224,954
Inventory	46,341	28,739
Prepaid expenses	1,400,361	2,212,552

Total current assets	3,105,916	2,807,922

Property and equipment, net	387,058	313,279

Other assets
Technology licenses, net	1,142,400	-
Patents, net	200,306	198,895
Debt offering costs	346,269	145,433
Deposits and other assets	8,795	33,795

Total other assets	1,697,770	378,123

Total assets	$ 5,190,744	$ 3,499,324

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2006	June 30, 2007 (Unaudited)
LIABILITIES:

Current liabilities
Accounts payable	$ 705,099	$ 456,100
Payroll and related expenses	202,335	179,789
Other accrued expenses	130,798	80,625
Unearned revenue	491,252	185,193
Current debt obligations	666,637	422,893
Convertible debt (net of $481,249 discount)	-	1,168,751
Derivative valuation	4,631,500	3,856,500

Total current liabilities	6,827,621	6,349,851

Long-term liabilities
Convertible debt (net of $2,086,692 and $774,192
discount, respectively)	1,413,308	225,808
Other long-term obligations	35,093	-
Deferred bonus payable	600,000	600,000

Total liabilities	8,876,022	7,175,659

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Preferred stock, no par value, 20,000,000 shares
authorized; none issued
Common stock, $.05 par value, 180,000,000 shares
authorized; 29,953,260 and 30,428,612 shares issued
as of December 31, 2006 and June 30, 2007,
respectively	1,347,663	1,521,431
Additional paid-in capital	35,715,634	40,085,775
Unexercised stock options and warrants	937,436	1,936,866
Accumulated deficit	(41,686,011)	(47,220,407)

Total stockholders’ deficit	(3,685,278)	(3,676,335)

Total liabilities and stockholders’ deficit	$ 5,190,744	$ 3,499,324

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007

Net sales	$4,283,115	$763,784	$7,063,513	$2,362,850
Cost of sales	3,999,406	800,835	6,737,357	2,395,610
Gross profit (loss)	283,709	(37,051)	326,156	(32,760)
Operating expenses:
Administrative and general	963,536	1,304,508	2,211,341	2,879,192
Selling and marketing	219,448	166,814	368,023	309,435
Research and development	296,903	199,026	1,905,199	384,089
Impairment of license rights	-	1,142,400	-	1,142,400
Total operating expenses	1,479,887	2,812,748	4,484,563	4,715,116
Total operating loss	(1,196,178)	(2,849,799)	(4,158,407)	(4,747,876)
Other income (expense):
Interest income	6,303	3,543	11,394	12,578
Interest expense	(771,571)	(353,008)	(1,208,119)	(1,126,839)
Gain on forgiveness of debt	-	-	284,000	-
Derivative valuation gain	1,486,500	1,982,480	242,500	328,090
Other income (expense), net	(8,753)	(3,015)	(8,480)	(349)
Total other income (expense)	712,479	1,630,000	(678,705)	(786,520)
Loss before income taxes	(483,699)	(1,219,799)	(4,837,112)	(5,534,396)
Provision for income taxes	-	-	-	-
Net loss	$(483,699)	$(1,219,799)	$(4,837,112)	$(5,534,396)

Net loss per share – basic & diluted	$(.02)	$(0.04)	$(0.20)	$(0.19)

Weighted average shares – basic & diluted	24,557,300	30,125,300	23,737,400	28,995,900

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:

Net loss	$(4,837,112)	$(5,534,396)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,396	116,873
Common stock issued for services	100,000	-
Accretion of convertible senior notes payable	472,222	345,834
Accretion of convertible Frankel note payable	-	166,668
Common stock issued for acquisition in excess of asset valuation	1,363,126	-
Unexercised options and warrant expense	571,712	999,430
Gain on forgiveness of debt	(284,000)	-
Gain on sale of assets	-	(5,100)
Derivative liability valuation	(242,500)	(328,090)
Impairment of license rights	-	1,142,400
Extinguishment of debt	340,278	318,749
Allowance for doubtful accounts	5,225	50,120
Changes in assets and liabilities:
Accounts receivable	5,773	576,399
Inventories	211,723	17,602
Debt offering costs	245,536	200,836
Prepaid and other assets	361,363	1,286,809
Accounts payable and accrued expenses	306,668	(317,218)
Deferred revenues	(82,274)	(306,059)
Net cash used in operating activities	(1,326,864)	(1,269,143)

Cash flows from investing activities:

Purchase of equipment	(33,077)	(41,683)
Proceeds from sale of assets	-	5,100
Net cash used in investing activities	(33,077)	(36,583)

Cash flows from financing activities:

Principal payments on debt	(35,093)	(583,285)
Proceeds for the sale of stock	1,243,186	1,122,999
Loan proceeds	-	299,948
Cash provided in acquisition	500,000	-
Net cash provided by financing activities	1,708,093	839,662
Net increase (decrease) in cash and cash equivalents	348,152	(466,064)
Cash and cash equivalents, beginning of period	446,491	807,741
Cash and cash equivalents, end of period	$794,643	$341,677

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Broadcast International, Inc. contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at June 30, 2007 and December 31, 2006 and the results of operations for the three and six months ended June 30, 2007 and 2006, respectively, with the cash flows for each of the six month periods ended June 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period.  Options and warrants to purchase 15,614,557 and 6,269,664 shares of common stock at prices ranging from $0.02 to $45.90 per share were outstanding at June 30, 2007 and 2006, respectively, but were excluded from the calculation of diluted earnings per share because the effect of stock options and warrants was anti-dilutive.

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

 We calculated the fair market value of each option and warrant awarded on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants awarded for the three and six months ended June 30, 2007.

Risk-free interest rate

 4.52%

 -  5.23%

Expected lives in years

 3.0

 - 10.0

Dividend yield

 0

Expected volatility

82.20%

 - 91.72%

Net loss for the six months ended June 30, 2007 and 2006 includes $999,430 and $571,712, respectively, of non-cash stock-based compensation expense. Options issued to directors are immediately vested, all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.

Included in the $999,430 of non-cash stock based compensation expense for the six months ended June 30, 2007 is (i) $499,000 resulting from 600,000 options granted to three directors, (ii) $232,693 resulting from the vesting of unexpired options issued prior to January 1, 2007, (iii) $215,490 resulting from 1,825,000 warrants issued to three consultants, of which, 500,000 warrants were issued to a current member of our board of directors, prior to him becoming a member of the board, (iv) $41,887 resulting from the issuance of 366,500 options issued to non-executive management employees, and (v) $10,360 for repriced options previously granted to executive management. Warrants to acquire 748,670 shares of our common stock were also granted to certain equity investors. See note 8.

Included in the $517,712 of non-cash stock based compensation expense for the six months ended June 30, 2006 is (i) $342,500 resulting from 175,000 options granted to two outside directors, (ii) $182,440 resulting from the vesting of unexercised options issued prior to January 1, 2006, (iii) $26,048 for repriced options previously granted to non-executive management employees, and (iv) $20,724 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period. Warrants to acquire 337,457 shares of our common stock were also granted to certain equity investors.

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three and six months ended June 30, 2006 and 2007 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
General and administrative	$ 37,754	$ 324,269	$ 462,330	$ 883,457
Research and development	47,208	63,168	109,382	115,973

Total	$ 84,962	$ 387,437	$ 571,712	$ 999,430

Due to unexercised options outstanding at June 30, 2007, we will recognize a total of $2,508,259 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2007	$ 1,659,484
2008	682,842
2009	150,770
2010	15,163

Total	$ 2,508,259

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2007.

	Options
	and Warrants	Options or Warrants
	Outstanding	Price Per Share

Outstanding at December 31, 2006	12,652,597	$0.02 - $45.90

Options granted	991,500	$0.95 - $1.49
Warrants issued	2,548,670	1.07 - 2.00
Expired	(400)	9.50
Forfeited	(577,810)	0.02 - 4.00
Exercised	-

Outstanding at June 30, 2007	15,614,557	$0.02 - $45.90

Outstanding
Weighted	Exercisable
Average	Weighted	Weighted
Range of	Remaining	Average	Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (years)	Price	Exercisable	Price

$0.02-0.04	1,264,495	2.82	$0.03	1,264,495	$0.03
0.33-0.95	1,695,669	7.41	0.72	1,445,669	0.68
1.07-6.25	12,650,793	3.46	2.15	12,271,126	2.15
9.50-11.50	2,000	4.03	10.65	2,000	10.65
36.25-45.90	1,600	3.17	41.08	1,600	41.08
.
$.02 - 45.90	15,614,557	3.84	$1.83	14,984,890	$1.83

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents.  At June 30, 2007 and December 31, 2006, we had bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of June 30, 2007, five foreign countries had approved patent rights and we are in a “patent pending” status in the United States. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $674 and $1,411 for the three and six months ended June 30, 2007, respectively. Amortization expense recognized on all patents totaled $315 and $385 for the three and six months ended June 30, 2006, respectively.

Estimated amortization expense, if all patents were issued as of July 1, 2007, for each of the next five years is as follows:

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

Revenue Recognition

We recognize revenue when evidence exists that there is an arrangement between us and our customers, delivery of equipment sold or service has occurred, our selling price to our customers is fixed and determinable with required documentation, and collectibility is reasonably assured. We recognize as deferred revenue, payments made in advance by customers for services not yet provided.

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

Our three largest customers’ sales revenues accounted for approximately 65% and 84% of total revenues, with combined balances representing approximately 18% and 83% of our outstanding accounts receivable, for the three months ended June 30, 2007 and 2006, respectively. Included in the numbers above is our single largest customer for the three months ended June 30, 2007 and 2006, which provided 28% and 67%, respectively, of our total revenue. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

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

NOTE 7- LONG TERM OBLIGATIONS

Unsecured Convertible Note

Effective November 2, 2006, we entered into a Securities Purchase Agreement, which was dated October 28, 2006, with Mr. Leon Frenkel, including a 5% Convertible Note, a Registration Rights Agreement, and we issued four classes of warrants to purchase our common stock.

Pursuant to the Securities Purchase Agreement, (i) we sold to Frenkel a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us; (ii) the convertible note bears an annual interest rate of 5%, payable semi-annually in cash or shares of our common stock; (iii) the convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share; and (iv) we issued to Frenkel four classes of warrants (A Warrants, B Warrants, C Warrants and D Warrants), which give Frenkel the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A and B Warrants expire on January 11, 2008, one year after the effective date of a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to register the subsequent sale of shares received from exercise of the A and B Warrants. The C Warrants and D Warrants expire at the earlier to occur of eighteen months and twenty-four months, respectively, after the effective date of a registration statement to be filed or five years from the date of issuance.  The A Warrants grant Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B Warrants grant Frenkel the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C Warrants grant Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D Warrants grant Frenkel the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share. The warrants and the embedded conversion feature and prepayment provision of the unsecured convertible note have been accounted for as derivatives pursuant to EFIT 00-19 and SFAS No. 133.

The conversion feature and the prepayment provision of the note were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model.  The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the derivatives are evaluated and adjusted to current fair value.  The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  For all periods since the issuance of the unsecured convertible note, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the note.

As of June 30, 2007, we recorded an aggregate derivative liability of $2,852,500 and a derivative valuation loss of $418,300 to reflect the change in value of the aggregate derivate liability since December 31, 2006.  The aggregate derivative liability of $2,852,500 included $280,000 for the conversion feature and $2,572,500 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk−free interest rate between 4.87% and 4.92%, (ii) expected life (in years) of 2.30 for the conversion feature and between 0.50 and 4.30 for the warrants; (iii) expected volatility of 77.12% for the conversion feature and between 87.86% and 110.32% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.10.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 and $166,668 was included as interest expense for the three and six months ended June 30, 2007, respectively. The note bears a 5% annual interest rate payable semi annually, and for the three and six months ended June 30, 2007, $12,501 and $25,002, respectively, was included in interest expense.

Senior Secured Convertible Notes

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights, to four institutional funds.  The senior secured convertible notes are due May 16, 2008 and were originally convertible into 1,200,000 shares of common stock at a conversion price of $2.50 per share.  On March 16, 2006, we entered into a Waiver and Amendment Agreement (discussed below), which adjusted the conversion rate to $1.50 per share. The warrants and the embedded conversion feature and prepayment provision of the senior secured convertible notes have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133. The penalty provision of the registration rights agreement related to the senior secured convertible notes has not been valued and treated as an embedded derivative because our obligation to keep the registration statement effective has expired.

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

On April 4, 2007, one of the institutional funds converted an aggregate of $100,000 of their convertible notes into 66,667 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $1,750,000 to $1,650,000.

As of June 30, 2007 and 2006, we recorded an aggregate derivative liability of $1,004,000 and $2,122,700 and a derivative valuation gain of $90,210 and a loss of $889,300 to reflect the change in value of the aggregate derivate liability since December 31, 2006 and 2005, respectively. The aggregate derivative liability of $1,004,000 included $308,000 for the conversion feature and $696,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 4.91% for conversion feature and 4.89% for warrants; (ii) expected life (in years) of 0.90 for the conversion feature and 2.90 for the warrants; (iii) expected volatility of 91.91% for the conversion feature and 92.29% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.10.

The principal value of $1,650,000 of the senior secured convertible notes is being accreted over the term of the obligations, for which (i) $137,499 and $345,834 and is included in interest expense for the three and six months ended June 30, 2007, respectively, and (ii) $222,223 and $472,222 is included in interest expense for the three and six months ended June 30, 2006, respectively.  The notes bear a 6% annual interest rate payable semi annually for which (i) $24,817 and $60,942 for the three and six months ended June 30, 2007, respectively, and (ii) $39,083 and $84,083 for the three and six months ended June 30, 2006, respectively, were included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for Interact Devices Inc., or IDI, was confirmed by the United States Bankruptcy Court. As a part of this confirmation, we assumed liabilities to be paid in cash of approximately $312,768. For each of the three and six months ended June 30, 2007 and 2006, we paid approximately $17,547 and $35,094, respectively, of the $312,768 original obligation. The balance remaining as of June 30, 2007 and 2006 was approximately $70,187 and $140,374, respectively, of which $70,187 and $70,187, respectively, has been recorded as the current portion with $0 and $70,187, respectively, as long-term debt.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

For the six months ended June 30, 2007, we received $1,122,999 from the sale of 748,683 shares of common stock pursuant to a Private Placement Offering at a price of $1.50 per share. Additionally, the holders of 748,670 of these shares received a warrant to acquire one share of our common stock.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.

During the six months ended June 30, 2007, we issued 2,160,000 shares of our common stock to three corporations, which provide investor relations services for us. The value of these shares of $2,124,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2007

    996,997

2008

    968,655

2009

    158,348

---------------

$2,124,000

=========

On March 18, and April 4, 2007, three of the institutional funds converted an aggregate of $850,000 of their senior secured convertible notes into 566,667 shares of our common stock resulting in an extinguishment of debt non-cash expense in the amount of $345,834 included as interest expense for the six months ended June 30, 2007. See Note 7.

On February 28, March 30, and May 11, 2007, we entered into three unsecured promissory 6% notes with a Utah corporation, in the aggregate of $299,948 included at June 30, 2007 as current debt obligations. Payment of principal and interest are due on December 31, 2007.

For the six months ended June 30, 2007 and 2006, an aggregate non-cash expense of $512,502 and 472,222 was recorded for the accretion of (i) the senior secured convertible notes of $345,834 and 472,222, respectively, and (ii) the unsecured convertible note of $166,668 in 2007, as interest expense. See Note 7.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. in exchange for an aggregate of 994,063 shares of our common stock. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense.

On February 27, 2006, the Board of Directors approved a Private Placement Offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share. Additionally, the holder of each share would receive a warrant to acquire one share of our common stock. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of June 30, 2006, we had raised proceeds of $1,243,186 from the sale of 828,790 shares of our common stock.

In March 2006, we issued 766,666 shares of our common stock to two corporations which provide investor relations services for us. The value of these shares of $1,724,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2006

$1,187,499

2007

     487,500

2008

       50,000

---------------

$1,724,999

=========

We paid no cash for income taxes during the six months ended June 30, 2007 and 2006.

We paid $94,508 and $87,833 for interest expense during the six months ended June 30, 2007 and 2006, respectively.

NOTE 9- RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, “Definition of “Settlement” in FASB Interpretation No. 48” (“FSP FIN No. 48-1”). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we adopted in the first quarter of fiscal 2007

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risks and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend" and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied in them.  All forward-looking statements are qualified in their entirety by reference to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.  Among the key factors that could cause actual results to differ materially from the forward-looking statements are the following:

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

•

factors affecting our common stock as “penny stock;”

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

Executive Overview

We continue to need additional capital to fund our operating activities, including the development of our CodecSys technology.  In early 2007, we commenced a private placement offering of our securities by selling shares of our common stock at a price of $1.50 per share.  In the offering, the purchaser of each share has received a warrant to acquire one share of common stock.  The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share.  As of June 30, 2007, we had raised $ 775,000 from the sale of 516,671 shares of our common stock pursuant to the offering.  Notwithstanding the funding received from the offering, we continue to pursue additional equity and debt financing in order to operate our business and meet our liquidity needs.

Although our revenues were significantly less in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, the net cash used for operations decreased for that period in 2007 compared to the same period in 2006. However, decreasing revenues will continue to reduce our available cash and increase our need for future equity and debt financing.

In spite of decreasing revenues, we continue to make progress with the development of the CodecSys technology. We are in the process of adapting our codec operating system for use by IBM in their new proposed video encoder. We believe the encoder will be ready for public release in the fourth quarter of 2007.  Potential future sales of this encoder are anticipated to result in royalties payable to us which, if realized, will increase revenues and cash flow and decrease our reliance on future fund raising.

During the six months ended June 30, 2007, three of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $850,000 of their convertible notes into 566,667 shares of our common stock.  As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $2,500,000 to $1,650,000.  The outstanding notes are presently convertible into 1,100,000 shares of our common stock.

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

Results of Operations for the Six Months ended June 30, 2007 and June 30, 2006

Revenues

We generated $2,362,850 in revenue during the six months ended June 30, 2007.  During the same six-month period in 2006, we generated revenue of $7,063,513.  The decrease in revenue of $4,700,663 was due primarily to a significant reduction in installation services for one client.  The revenues from services performed for that client decreased by $4,070,981 as a result of our having completed a substantial portion of non-recurring contract work for that client. In the first six months of 2007, we recognized revenue of $1,312,016 related to the sale and installation of equipment, which was a decrease of $4,511,917 over the same period in the prior year.  This decrease was also attributed to the completion of non-recurring client services discussed above.  In addition, license fee revenue decreased by $16,413, production fees decreased by $43,952, and satellite usage fees decreased by $163,269. We experienced these decreases in revenue due to decreased customer demand, but we do not believe it is representative of any trend affecting us in the long term. Satellite usage varies from period to period based on needs of our clients, which are difficult to predict. Production fees vary based on when individual projects come to us, which are also unpredictable. These decreases were partially offset by an increase in web related revenues of $34,889.

Sales revenues from our three largest customers accounted for approximately 65% of total revenues for the six months ended June 30, 2007and 84% of total revenues for the six months ended June 30, 2006. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues decreased by $4,341,747 to $2,395,610 for the six months ended June 30, 2007 from $6,737,357 for the six months ended June 30, 2006.  The decrease was due primarily to decreased activity in installation of equipment for one customer, as discussed above, which resulted in a decrease of $3,940,265 in the costs related to such installations. In addition, the general operations department costs decreased by $282,942 due primarily to the decrease in installation activity. The satellite distribution costs and depreciation and amortization also decreased by approximately $118,541 primarily because our clients utilized less satellite time during 2007.

Expenses

General and administrative expenses for the six months ended June 30, 2007 were $2,879,192 compared to $2,211,341 for the six months ended June 30, 2006.  The increase of $667,851 resulted from an increase in expenses incurred for outside consultants of $161,258, non-cash stock based compensation expenses of $421,127 for the value of options and warrants issued and outstanding, an increase of $85,290 in technical development, and an increase of $40,000 in bad debt expense. Research and development expenses decreased by $1,521,110 for the six months ended June 30, 2007 to $384,089 from $1,905,199 for the six months ended June 30, 2006.  This decrease resulted primarily from recording a $1,363,126 expense equal to the excess of cost over book value for the acquisition of Video Processing Technology, Inc. in the six months ended June 30, 2006.  Consulting fees for development of technology also decreased by $151,774. These decreases were offset by recording of an impairment of a technology license agreement in the amount of $1,142,400 as discussed below.

Interest Expense

For the six months ended June 30, 2007, we incurred interest expense of $1,126,839 compared to interest expense for the six months ended June 30, 2006 of $1,208,119.  The decrease of $81,280 resulted primarily from recording less interest expense related to our senior secured convertible notes, including accretion of the notes’ liability due to conversion of a portion of the senior secured convertible notes.

Net Loss

We realized a net loss for the six months ended June 30, 2007 of $5,534,396 compared with a net loss for the six months ended June 30, 2006 of $4,837,112. The increase in the net loss of $1,166,167 is primarily due to (i) an increase in loss of $385,410 related to our derivative valuation calculation, (ii) a one-time gain of $284,000 for gain on forgiveness of debt related to the accrued penalties on our senior secured convertible debt in the first half of 2006, which was not repeated in 2007, (iii) a $358,916 decrease in gross margin as a result of decreased sales activity, and (iv) an increase of $230,553 in operating expenses as previously discussed.

Results of Operations for the Three Months ended June 30, 2007 and June 30, 2006

Revenues

We generated $763,784 in revenue during the three months ended June 30, 2007.  During the same three-month period in 2006, we generated revenue of $4,283,115.  The decrease in revenue of $3,519,331 was due primarily to our performing approximately $3,024,297 less non-recurring installation work for a single customer. Our largest client in the three months ended March 31, 2007 resulted in revenues to us of $668,771.  We received no revenues from this client in the three months ended June 30, 2007 and do not anticipate receiving any in the future. We have, however, obtained another customer that we anticipate will at least partially, if not completely, replace the revenues lost from that customer. However, in the three months ended June 30, 2007, we realized only a nominal amount of revenues from this new customer.   In addition, in the three months ended June 30, 2007, revenues from satellite fees declined $122,824, revenues from studio and production services declined $45,863 and revenues from license fees declined $13,463.  We experienced these decreases in revenue due to decreased customer demand, but we do not believe it is representative of any trend affecting us in the long term. Satellite usage varies from period to period based on needs of our clients, which are difficult to predict. Production fees vary based on when individual projects come to us but are unpredictable. These decreases were partially offset by an increase of $18,221 in streaming and other miscellaneous revenue.

Cost of Revenues

Cost of revenues decreased by $3,198,571 to $800,835 for the three months ended June 30, 2007 from $3,999,406 for the three months ended June 30, 2006.  The decrease was due primarily to decreased activity in non recurring installation of equipment for one customer, which resulted in a decrease in the costs related to such installations of $2,924,987. However, the contracts from which we derived our revenues in 2007 had a higher gross margin than our major contract in 2006.  In addition, the general operations department costs decreased by

$187,555 due to the decrease in installation activity and cost of satellite revenues decreased by $78,983 due to decreased usage by our customers.

Expenses

General and administrative expenses for the three months ended June 30, 200 were $1,304,508 compared to $963,536 for the three months ended June 30, 2006.  The increase of approximately $340,972 resulted primarily from an increase in the value of non-cash stock-based compensation expenses incurred for issuance of options and warrants to outside consultants of $286,515, and an increase in expenses for technical development and support staffs of $48,401. Research and development in process decreased by $97,877 for the three months ended June 30, 2007 to $199,026 from $296,903 for the three months ended June 30, 2006, as a result of expensing certain options and patent acquisition costs in the first half of 2006, which were not repeated in 2007.  Sales and marketing expenses also decreased by $52,634 in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Total operating expenses increased to $2,812,748 in the three months ended June 30, 2007 from $1,479,887 for the three months ended June 30, 2006.  In addition to the increases in operating expenses described above, the largest segment of the increase was due to an expense we recorded of $1,142,400 related to the impairment of license rights for certain e-publishing software. We made the determination that we would not be able to recover the value of the software due to our inability to effectively market the software with our current resources.

Interest Expense

For the three months ended June 30, 2007, we incurred interest expense of $353,008 compared to interest expense for the three months ended June 30, 2005 of $771,571.  The decrease of $418,563 resulted from recording less interest expense related to our senior secured convertible notes and debt offering costs above what was recorded for the three months ended June 30, 2006. Interest expense for the three months ending June 30, 2006 included expense related to early conversion of $500,000 principal amount of the notes to shares of common stock and accelerated amortization of debt offering costs related to the converted portion of the notes.

Net Loss

We realized a net loss for the three months ended June 30, 2007 of $1,219,799 compared with a net loss for the three months ended June 30, 2006 of $483,699. The increase in the net loss of $736,100 is primarily due to (i) the expense recorded for the impairment of a software license of $1,142,400 as described above, (ii) a decrease in gross margin of $320,760 due to lower revenues, and (iii) increased operating and other expenses other than the impairment of license rights of $190,461, as described above, all of which was offset by an increase in the derivative valuation gain of our embedded derivatives of $495,980 and a decrease in interest expense of $418,563.

Liquidity and Capital Resources

At June 30, 2007, we had cash of $341,677 and total current assets of $2,807,922 compared to total current liabilities of $6,349,851 ($3,856,500 of which is reflected as the derivative valuation of the embedded derivatives in our senior secured convertible notes and unsecured convertible note and related warrants) and total stockholder’s deficit of $3,676,335.

For the six months ended June 30, 2007, we used  $1,269,143 of cash for operating activities as compared to cash used for operating activities for the six months ended June 30, 2006 of $1,326,864. The cash used for operations was provided in both periods primarily from proceeds from sales of our common stock and from loan financing. We expect to continue to experience negative operating cash flow as long as we continue our CodecSys technology development or until we increase our sales and operating profit significantly.

Our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 contained a “going concern” qualification.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds.  In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds.  We used the proceeds from this financing to support our CodecSys research and development and for general working capital purposes. At June 30, 2007, there was $1,650,000 of the original balance still outstanding as $1,350,000 had been converted to our common stock by the funds.  The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum.  Interest-only payments are due semi-annually.  The notes were originally convertible into 1,200,000 shares of our common stock at $2.50 per share, convertible any time during the term of the notes, but are now convertible at $1.50 per share into 1,100,000 shares of our common stock.

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

▪

Issue debt securities or incur, assume, suffer to exist, guarantee or otherwise become or remain, directly or indirectly, liable with respect to certain indebtedness;

▪

except for those created under the securities purchase agreement, create, incur, assume or suffer to exist, directly or indirectly, any liens, restrictions, security interests, claims, rights of another or other encumbrances on or with respect to any of our assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom;

▪

liquidate, wind up or dissolve (or suffer any liquidation or dissolution);

▪

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any;

▪

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible notes;

▪

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

▪

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

▪

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

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, whereby Triage provided $1,000,000 to us in exchange for us agreeing to enter into a convertible note securities agreement.  The funding provided by Triage was replaced with an unsecured convertible note and accompanying warrants, as described below, issued to Leon Frenkel, an affiliate and assignee of Triage.

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with Mr. Frenkel, that provided we issue to Mr. Frenkel (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which give Mr. Frenkel the right to purchase a total of 5,500,000 shares of our common stock.  The unsecured convertible note is due October 16, 2009 and bears an annual interest rate of 5%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied.  The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights, including “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share

Under the convertible note securities purchase agreement, Mr. Frenkel has a right of first refusal to participate in any future funding on a pro rata basis until one year after the closing date.  Beginning on the first anniversary of the note, we may prepay all or a portion of the note, including interest as long as we have an effective registration statement covering the resale of the common stock issuable upon conversion.

Our largest client in the three months ended March 31, 2007 resulted in revenues to us of $668,771.  We received no revenues from this client in the three months ended June 30, 2007 and do not anticipate receiving any in the future.  We have, however, obtained another customer that we anticipate will at least partially, if not completely, replace the revenues lost from that customer. However, in the three months ended June 30, 2007, we realized only a nominal amount of revenues from this new customer. We anticipate that our negative cash flow will diminish, in part, as our new customer makes projects and equipment available and as we are able to perform under contract terms with this customer. Although our revenues were significantly reduced for the three months ended June 30, 2007 compared to revenues for the three months ended June 30, 2006, we actually used $57,721 less cash for operations in the six months ended June 30, 2007.  This is in part due to the fact that the contracts from which we derived our revenues in 2007 had a higher gross margin than our major contract in 2006.

Our monthly operating expenses currently exceed our monthly net sales by approximately $175,000 per month.  This amount could increase significantly.  Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales related to commercial applications of our CodecSys technology.  Notwithstanding any additional revenue that may be realized for these sources, we will require additional capital in the near term.

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

To date, we have met our working capital needs through funds received from sales of our common stock, borrowings under the convertible note financings described above and unsecured promissory notes.  Until our operations become profitable, we must continue to sell equity or find another source of operating capital. There can be no assurance that we will be able to obtain adequate working capital or additional financing at all or on terms favorable to us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments.  As discussed above, however, the embedded conversion feature and prepayment option of our outstanding convertible notes and related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.  Our principal exposure to market risk is currently confined to our cash and cash equivalents.  Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.  We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal control over financial reporting for the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes in risk factors described in our Annual Report of Form 10-K for the year ended December 31, 2006.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In June and July, 2007, we issued an aggregate of 233,333 shares of our common stock and accompanying warrants to purchase 233,333 shares of our common stock to six individuals in consideration of a total of $350,000. The warrants are exercisable at $2.00 per share for a period of three years from the date of issuance.  All of the individuals in the transactions were accredited investors and were fully informed regarding their investment.  The securities were sold directly by us and no underwriting discounts or commissions were paid.  In the transactions, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

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

10.8

Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB.  (Incorporated by reference to Exhibit No. 10.9 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, preeffective Amendment No. 3 filed with the SEC on October 11, 2005.)

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

Date: August 13, 2007

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007

/s/ Reed L. Benson

By:  Reed L. Benson

Its: Chief Financial Officer (Principal Financial and Accounting Officer)