Form 10-Q
period 2007-09-30
BROADCAST INTERNATIONAL INC
filed 2007-11-13
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934.

For the Quarterly Period ended September 30, 2007

or

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

As of November 5, 2007, there were 34,921,801 shares of the registrant’s common stock, $0.05 par value, outstanding, which is the only class of common or voting stock the registrant has issued.

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

Item 1.   Financial Statements

3

Item 2.   Management’s Discussion and Analysis of Financial Condition and

16

              Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.   Controls and Procedures

 22

Part II - Other Information

Item 1.   Legal Proceedings

 23

Item 1A. Risk Factors

 23

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 23

Item 3.   Defaults Upon Senior Securities

23

Item 4.   Submission of Matters to a Vote of Security Holders

23

Item 5.   Other Information

23

Item 6.   Exhibits

23

Signatures

26

Item 1. Financial Information

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2007 (Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$807,741	$345,314
Trade accounts receivable, net	851,473	220,779
Inventory	46,341	78,747
Prepaid expenses	1,400,361	1,827,158
Total current assets	3,105,916	2,471,998
Property and equipment, net	387,058	282,674
Other assets
Technology licenses, net	1,142,400	--
Patents, net	200,306	198,222
Debt offering costs	346,269	89,715
Deposits and other assets	8,795	33,795
Total other assets	1,697,770	321,732

Total assets	$5,190,744	$3,076,404

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2006	September 30, 2007 (Unaudited)
LIABILITIES:

Current liabilities
Accounts payable	$705,099	$527,821
Payroll and related expenses	202,335	278,541
Other accrued expenses	130,798	228,898
Unearned revenue	491,252	156,934
Current debt obligations	666,637	380,249
Convertible debt (net of $296,875 discount)	-	1,128,125
Derivative valuation	4,631,500	8,471,000

Total current liabilities	6,827,621	11,171,568

Long-term liabilities
Convertible debt (net of $2,086,692 and $697,858
discount, respectively)	1,413,308	309,142
Other long-term obligations	35,093	--
Deferred bonus payable	600,000	600,000

Total liabilities	8,876,022	12,080,710

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 29,953,260 and 31,031,945 shares
issued as of December 31, 2006 and September 30,
2007, respectively	1,347,663	1,551,597
Additional paid-in capital	35,715,634	41,025,108
Unexercised stock options and warrants	937,436	2,620,563
Accumulated deficit	(41,686,011)	(54,201,574)

Total stockholders’ deficit	(3,685,278)	(9,004,306)

Total liabilities and stockholders’ deficit	$5,190,744	$3,076,404

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2007	2006	2007

Net sales	$3,914,108	$834,320	$10,977,621	$3,197,170
Cost of sales	3,781,591	819,821	10,518,948	3,215,431
Gross profit (loss)	132,517	14,499	458,673	(18,261)

Operating expenses:
Administrative and general	1,323,002	1,643,134	3,534,343	4,522,326
Selling and marketing	135,207	103,135	503,230	412,570
Research and development	218,543	200,140	2,123,742	1,726,629
Total operating expenses	1,676,752	1,946,409	6,161,315	6,661,525

Total operating loss	(1,544,235)	(1,931,910)	(5,702,642)	(6,679,786)

Other income (expense):
Interest income	8,512	3,303	19,906	15,881
Interest expense	(308,793)	(365,354)	(1,516,912)	(1,492,193)
Gain on forgiveness of debt	--	--	284,000	--
Derivative valuation loss	(277,300)	(4,679,000)	(34,800)	(4,350,910)
Other income (expense)	4,978	(8,205)	(3,502)	(8,555)

Total other income (expense)	(572,603)	(5,049,256)	(1,251,308)	(5,835,777)

Loss before income taxes	(2,116,838)	(6,981,166)	(6,953,950)	(12,515,563)

Provision for income taxes	--	--	--	--

Net loss	(2,116,838)	(6,981,166)	(6,953,950)	(12,515,563)

Other comprehensive income (loss):
Unrealized loss on available for
sale securities	(1,227,591)	--	(1,227,591)	--
Net comprehensive loss	$(3,344,429)	$(6,981,166)	$(8,181,541)	$(12,515,563)

Net loss per share – basic	$(0.07)	$(0.23)	$(0.27)	$(0.42)
Net loss per share – diluted	$(0.07)	$(0.23)	$(0.27)	$(0.42)

Weighted average shares – basic	29,752,500	30,584,600	25,724,300	29,531,300
Weighted average shares – diluted	29,752,500	30,584,600	25,724,300	29,531,300

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2006	2007
Cash flows from operating activities:

Net loss	$(6,953,950)	$(12,515,563)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	199,638	163,560
Common stock issued for services	100,000	--
Accretion of convertible senior notes payable	1,020,835	483,333
Accretion of convertible Frankel note payable	--	250,002
Common stock issued for acquisition in excess
of asset valuation	1,363,126	--
Unexercised options and warrant expense	777,473	1,683,127
Gain on forgiveness of debt	(284,000)	--
Gain on sale of assets	--	(5,100)
Derivative liability valuation	34,800	4,350,910
Impairment of license rights	--	1,142,400
Extinguishment of debt	--	365,624
Allowance for doubtful accounts	25,225	29,128
Changes in assets and liabilities:
Accounts receivable	338,607	601,566
Inventories	140,137	(32,406)
Debt offering costs	308,494	256,554
Prepaid and other assets	879,318	1,672,203
Accounts payable and accrued expenses	241,843	6,075
Deferred revenues	(121,174)	(334,318)
Net cash used in operating activities	(1,929,628)	(1,882,905)

Cash flows from investing activities:

Purchase of equipment	(87,297)	(57,092)
Proceeds from sale of assets	--	5,100
Net cash used in investing activities	(87,297)	(51,992)

Cash flows from financing activities:

Principal payments on debt	(52,640)	(630,477)
Proceeds for the sale of stock	2,243,186	1,802,999
Loan proceeds	1,000,000	299,948
Cash provided in acquisition	500,000	--
Net cash provided by financing activities	3,690,546	1,472,470
Net increase (decrease) in cash and cash equivalents	1,673,621	(462,427)
Cash and cash equivalents, beginning of period	446,491	807,741
Cash and cash equivalents, end of period	$2,120,112	$345,314

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Broadcast International, Inc. contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at September 30, 2007 and December 31, 2006 and the results of operations for the three and nine months ended September 30, 2007 and 2006, respectively, with the cash flows for each of the nine month periods ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period.  Options and warrants to purchase 15,819,837 and 11,844,664 shares of common stock at prices ranging from $0.02 to $45.90 per share were outstanding at September 30, 2007 and 2006, respectively, but were excluded from the calculation of diluted earnings per share because the effect of stock options and warrants was anti-dilutive.

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

We calculated the fair market value of each option and warrant awarded on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants awarded for the three and nine months ended September 30, 2007.

Risk-free interest rate

 4.16%

 -  5.23%

Expected lives in years

 3.0

 - 10.0

Dividend yield

 0

Expected volatility

82.20%

 - 93.57%

Net loss for the nine months ended September 30, 2007 and 2006 includes $1,683,127 and $777,474, respectively, of non-cash stock-based compensation expense. Options issued to directors are immediately vested, all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.

Included in the $1,683,127 of non-cash stock based compensation expense for the nine months ended September 30, 2007 is (i) $959,000 resulting from 1,100,000 options granted to three directors, (ii) $349,805 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2007, (iii) $293,550 resulting from 1,090,000 warrants issued to five consultants, of which, 500,000 warrants were issued to a current member of our board of directors, prior to him becoming a member of the board, (iv) 1,000,000 warrants were issued to an additional consultant, however, no services were rendered and the warrants were forfeited by the consultant, (v) $70,412 resulting from the issuance of 366,500 options issued to non-executive management employees, and (vi) $10,360 for repriced options previously granted to executive management. Warrants to acquire 1,202,003 shares of our common stock were also granted to certain equity investors. See note 8.

Included in the $777,474 of non-cash stock based compensation expense for the nine months ended September 30, 2006 is (i) $463,300 resulting from 250,000 options granted to three outside directors, (ii) $257,040 for the vesting of unexercised options issued prior to January 1, 2006, (iii) $31,086 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period, and (iv) $26,048 for repriced options previously granted to non-executive management employees. Warrants to acquire 828,790 and 5,500,000 shares of our common stock were also granted to certain equity investors and pursuant to our unsecured convertible note, respectively. See note 7.

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three and nine months ended September 30, 2006 and 2007 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2007	2006	2007
General and administrative	$ 158,554	$ 620,529	$ 620,883	$1,503,986
Research and development	47,208	63,168	156,590	179,141

Total	$ 205,762	$ 683,697	$ 777,473	$1,683,127

Due to unexercised options outstanding at September 30, 2007, we will recognize a total of $2,700,859 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2007

$2,020,929

2008

     528,342

2009

     136,425

2010

       15,163

 --------------

Total

           $2,700,859

========

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2007.

	Options	Options
	and Warrants	or Warrants
	Outstanding	Price Per Share

Outstanding at December 31, 2006	12,652,597	$0.02 –$45.90

Options granted	1.491,500	$0.95 – $1.49
Warrants issued	3,267,003	1.06 – 2.00
Expired	(400)	9.50
Forfeited	(1,590,863)	0.02 – 4.00
Exercised

Outstanding at September 30, 2007	15,819,837	$0.02 –$45.90

			Outstanding
			Weighted			Exercisable
			Average	Weighted		Weighted
	Range of		Remaining	Average		Average
	Exercise	Number	Contractual	Exercise	Number	Exercise
	Prices	Outstanding	Life (years)	Price	Exercisable	Price

	$0.02-0.04	1,264,495	2.57	$0.03	1,264,495	$0.03
	0.33-0.95	1,685,116	7.07	0.72	1,435,116	0.68
	1.06-6.25	12,866,626	1.43	2.12	12,487,959	2.12
	9.50-11.50	2,000	3.77	10.65	2,000	10.65
	36.25-45.90	1,600	2.92	41.08	1,600	41.08
.
	$.02 - 45.90	15,819,837	2.12	$1.81	15,191,170	$1.81

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents.  At September 30, 2007 and December 31, 2006, we had bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2007, the United States and five foreign countries had approved patent rights. While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to those with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $673 and $2,084 for the three and nine months ended September 30, 2007, respectively. Amortization expense recognized on all patents totaled $393 and $778 for the three and nine months ended September 30, 2006, respectively.

Estimated amortization expense, if all patents were issued as of October 1, 2007, for each of the next five years is as follows:

Year ending December 31:
2007	$ 4,727
2008	10,570
2009	10,570
2010	10,570
2011	10,570

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

Our three largest customers’ sales revenues accounted for approximately 60% and 86% of total revenues, with combined balances representing approximately 24% and 62% of our outstanding accounts receivable, for the three months ended September 30, 2007 and 2006, respectively. The three largest customers in 2007 are not the same as in 2006. Included in the numbers above is our single largest customer for 2006, which provided  $2,789,059 in revenue for the three months ended September 30, 2006 however, provided no revenue for the three months ended September 30, 2007. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

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

NOTE 7- LONG TERM OBLIGATIONS

Unsecured Convertible Note

Effective November 2, 2006, we entered into a Securities Purchase Agreement, which was dated October 28, 2006, with Mr. Leon Frenkel, including a 5% Convertible Note, a Registration Rights Agreement, and four classes of warrants to purchase our common stock.

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

As of September 30, 2007, we recorded an aggregate derivative liability of $6,310,000 and a derivative valuation loss of $3,039,200 to reflect the change in value of the aggregate derivate liability since December 31, 2006.  The aggregate derivative liability of $6,310,000 included $720,000 for the conversion feature and $5,590,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk−free interest rate between 3.82% and 4.13%, (ii) expected life (in years) of 2.00 for the conversion feature and between 0.30 and 4.10 for the warrants; (iii) expected volatility of 86.87% for the conversion feature and between 88.66% and 95.89% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.95.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 and $250,002 was included as interest expense for the three and nine months ended September 30, 2007, respectively. The note bears a 5% annual interest rate payable semi annually, and for the three and six months ended September 30, 2007, $12,501 and $37,503, respectively, was included in interest expense.

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

On September 13, 2007 one of the institutional funds assigned $54,505 of their convertible note and certain associated warrants to a third party.

On September 25, 2007, two of the institutional funds converted an aggregate of $225,000 of their convertible notes into 150,000 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $1,650,000 to $1,425,000.

As of September 30, 2007 we recorded an aggregate derivative liability of $2,161,000 and a derivative valuation   loss of $1,639,800 to reflect the change in value of the aggregate derivate liability since December 31, 2006. The aggregate derivative liability of $2,161,000 included $817,000 for the conversion feature and $1,344,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 4.09% for conversion feature and 4.06% for warrants; (ii) expected life (in years) of 0.60 for the conversion feature and 2.60 for the warrants; (iii) expected volatility of 114.56% for the conversion feature and 78.81% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.95.

The principal value of $1,425,000 of the senior secured convertible notes is being accreted over the term of the obligations, for which (i) $137,499 and $483,333 and is included in interest expense for the three and nine months ended September 30, 2007, respectively, and (ii) $208,335 and $680,557 is included in interest expense for the three and nine months ended September 30, 2006, respectively.  The notes bear a 6% annual interest rate payable semi annually for which (i) $24,525 and $85,467 for the three and nine months ended September 30, 2007, respectively, and (ii) $37,500 and $121,583 for the three and nine months ended September 30, 2006, respectively, were included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for Interact Devices Inc., or IDI, was confirmed by the United States Bankruptcy Court. As a part of this confirmation, we assumed liabilities to be paid in cash of approximately $312,768. For each of the three and nine months ended September 30, 2007 and 2006, we paid approximately $17,547 and $52,640, respectively, of the $312,768 original obligation. The balance remaining as of September 30, 2007 and 2006 was approximately $52,640 and $122,827, respectively, of which

$52,640 and $70,187, respectively, has been recorded as the current portion with $0 and $52,640, respectively, as long-term debt.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

On February 27, 2006, the Board of Directors approved a Private Placement Offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share. Additionally, the holder of each share would receive a warrant to acquire one share of our common stock. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of September 30, 2006, December 31, 2006 and September 30, 2007 we had raised aggregate proceeds of $1,243,186, $1,743,166 and $2,091,186 from the sale of 828,790, 1,743,166 and 2,066,178 shares of our common stock. The offering was then closed.  Included in the figures above was $348,020 in proceeds for the sale of 232,012 shares of common stock for the nine months  ended September 30, 2007.

On March 3, 2007, the Board of Directors approved a Private Placement Offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share. Additionally, the holder of each share would receive a warrant to acquire one share of our common stock. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of September 30, 2007 we had raised aggregate proceeds of $1,454,979 from the sale of 970,004 shares of our common stock.

During the nine months ended September 30, 2007, we issued 2,160,000 shares of our common stock to three corporations, which provide investor relations services for us. The value of these shares of $2,124,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2007

$   996,997

2008

     968,655

2009

     158,348

---------------

$2,124,000

=========

During the nine months ended September 30 2007, three of the institutional funds converted an aggregate of $1,075,000 of their senior secured convertible notes into 716,667 shares of our common stock resulting in an extinguishment of debt non-cash expense in the amount of $365,264 included as interest expense for the nine months ended September 30, 2007. See Note 7.

On February 28, March 30, and May 11, 2007, we entered into three unsecured promissory 6% notes with a Utah corporation, in the aggregate of $299,948 included at June 30, 2007 as current debt obligations. Payment of principal and interest are due on December 31, 2007.

For the nine months ended September 30, 2007 and 2006, an aggregate non-cash expense of $733,335 and $1,020,835 was recorded for the accretion of (i) the senior secured convertible notes of $483,333 and $1,020,835, respectively, and (ii) the unsecured convertible note of $250,002 in 2007, as interest expense. See Note 7.

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. in exchange for an aggregate of 994,063 shares of our common stock. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense.

In March 2006, we issued 766,666 shares of our common stock to two corporations, which provide investor relations services for us. The value of these shares of $1,724,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2006

$1,187,499

2007

     487,500

2008

       50,000

---------------

$1,724,999

=========

We paid no cash for income taxes during the nine months ended September 30, 2007 and 2006.

We paid $94,863 and $87,833 for interest expense during the nine months ended September 30, 2007 and 2006, respectively.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, “Definition of “Settlement” in FASB Interpretation No. 48” (“FSP FIN No. 48-1”). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we adopted in the first quarter of fiscal 2007.

NOTE 10- SUBSEQUENT EVENTS

During the month of October 2007, 3 of the institutional funds converted an aggregate of $1,091,944 of their convertible notes into 727,963 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $1,425,000 to $333,056.

During the month of October 2007, the holder of our unsecured convertible note exercised 315,000 of their   A Warrants providing us with $504,000 from the purchase. Upon completion of this exercise, the available A warrants  decreased from 750,000 to 435,000.

On March 3, 2007, the Board of Directors approved a Private Placement Offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share. Additionally, the holder of each share would receive a warrant to acquire one share of our common stock. The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price. As of September 30, 2007 we had raised aggregate proceeds of $1,454,979 from the sale of 970,004 shares of our common stock. During October 2007 we raised an additional $3,768,891 in proceeds for the sale of 2,512,595 shares of our common stock. As of October 31, 2007, we had raised $ 5,223,870 from the sale of 3,482,599 shares of our common stock pursuant to the offering, including over allotments

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We continue to need additional capital to fund our operating activities, including the development of our CodecSys technology.  In March 2007, we commenced a private placement offering of our securities by selling shares of our common stock at a price of $1.50 per share.  In the offering, the purchaser of each share has received a warrant to acquire one share of common stock.  The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share.  As of October 31, 2007, we had raised $ 5,223,870 from the sale of 3,482,599 shares of our common stock pursuant to the offering, including over allotments.  Notwithstanding the fact that the funding received from the offering meets all of our short term capital requirements, we continue to pursue additional equity in order to operate our business and meet our future liquidity needs.

Although our revenues were significantly less in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the net cash used for operations decreased for that period in 2007 compared to the same period in 2006. However, until cash from operations are sufficient to cover all corporate expenses we will continue to deplete our available cash and increase our need for future equity and debt financing.

In spite of decreasing revenues, we continue to make progress with the development of the CodecSys technology. We are in the process of adapting our codec operating system for use by IBM in their new proposed video encoder. We believe the encoder will be ready for public release in the fourth quarter of 2007.  Potential future sales of this encoder are anticipated to result in royalties payable to us, which, if realized, will increase revenues and cash flow and decrease our reliance on future fund raising.

During the nine months ended September 30, 2007 and through the months of October and November, four of the institutional fund holders of our outstanding senior secured convertible notes converted an aggregate of $2,166,944 of their convertible notes into 1,444,631 shares of our common stock.  As a result of this conversion, the principal balance of the senior secured convertible notes was reduced from $2,500,000 to $333,056.  The outstanding notes are presently convertible into 222,037 shares of our common stock.

During the nine months ended September 30, 2007 and through the months of October and November, two of our warrant holders exercised their warrants, which resulted in cash proceeds to the Company from the warrant exercises of $579,999 and the issuance of 365,000 shares of our common stock.

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

Results of Operations for the Nine Months ended September 30, 2007 and September 30, 2006

Revenues

We generated $3,197,170 in revenue during the nine months ended September 30, 2007.  During the same nine-month period in 2006, we generated revenue of $10,977,671.  The decrease in revenue of $7,780,501 was due primarily to a significant reduction in installation services.  In the first nine months of 2007, we recognized revenue of $1,571,039 related to the sale and installation of equipment, which was a decrease of $7,623,157 over the same period in the prior year.  Of the total decrease in sale and installation of equipment, $6,869,040 was the result of completing a contract with one client with the remainder being the result of completing contracts with two other customers. In addition, license fee revenue decreased by $14,477, and satellite usage fees decreased by $226,084. We experienced these decreases in revenue due to decreased customer demand, but we do not believe it is representative of any trend affecting us in the long term. Satellite usage varies from period to period based on needs of our clients, which are difficult to predict. Production fees vary based on when individual projects come to us, which are also unpredictable. These decreases were partially offset by an increase in web related revenues of $5,708 and an increase in production fees of $6,707.

Sales revenues from our three largest customers accounted for approximately 62% of total revenues for the nine months ended September 30, 2007and 84% of total revenues for the nine months ended September 30, 2006. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues decreased by $7,303,517 to $3,215,431 for the nine months ended September 30, 2007 from $10,518,948 for the nine months ended September 30, 2006.  The decrease was due primarily to decreased activity in installation of equipment for the three customers, as discussed above, which resulted in a decrease of $6,664,470 in the costs related to such installations. In addition, the general operations department costs decreased by $460,931 due primarily to a reduction in the number of employees and travel due to the decrease in installation activity. The satellite distribution costs also decreased by approximately $146,755 primarily because our clients utilized less satellite time during 2007.

Expenses

General and administrative expenses for the nine months ended September 30, 2007 were $4,522,326 compared to $3,534,343 for the nine months ended September 30, 2006.  The increase of $987,983 resulted from an increase in expenses incurred for outside consultants of $92,579, non-cash stock based compensation expenses of $883,102 for the value of options and warrants issued and outstanding. Research and development expenses decreased by $ 397,113 for the nine months ended September 30, 2007 to $1,726,629 from $2,123,742 for the nine months ended September 30, 2006.  This decrease resulted primarily from recording a $1,363,126 expense equal to the excess of cost over book value for the acquisition of Video Processing Technology, Inc. in the nine months ended September 30, 2006.  Consulting fees for development of technology also decreased by $215,000. These decreases were offset by recording of an impairment of a technology license agreement in the amount of $1,142,400.

Interest Expense

For the nine months ended September 30, 2007, we incurred interest expense of $1,492,193 compared to interest expense for the nine months ended September, 2006 of $1,516,912.  The decrease of $24,719 resulted primarily from recording less interest expense related to our senior secured convertible notes, including accretion of the notes’ liability due to conversion of a portion of the senior secured convertible notes.

Net Loss

We realized a net loss for the nine months ended September 30, 2007 of $12,515,563 compared with a net loss for the nine months ended September 30, 2006 of $8,181,541. The increase in the net loss of $4,334,022 is primarily due to (i) an increase in loss of $4,316,110 related to our derivative valuation calculation, (ii) a one-time gain of $284,000 for gain on forgiveness of debt related to the accrued penalties on our senior secured convertible debt in the first half of 2006, which was not repeated in 2007, (iii) a $476,934 decrease in gross margin as a result of decreased sales activity, and (iv) an increase of $500,210 in operating expenses as previously discussed, all of which was offset by a one-time realized loss on securities of $1,227,591 in 2006 that wan not repeated in 2007.

Results of Operations for the Three Months ended September 30, 2007 and September 30, 2006

Revenues

We generated $834,320 in revenue during the three months ended September 30, 2007.  During the same three-month period in 2006, we generated revenue of $3,914,108.  The decrease in revenue of $3,079,788 was due primarily to our performing approximately $3,111,240 less non-recurring installation work $2,798,058 of the decrease was from a single customer from which we received no revenue in the quarter ending September 30, 2007 not do we expect to in the future. In addition, in the three months ended September 30, 2007, revenues from satellite fees declined $62,815 which was partially offset by increased, revenues from studio and production services of $50,660 and increased revenues from web casting services of  $21,521.  We experienced the decrease in satellite fees revenue due to decreased customer demand, but we do not believe it is representative of any trend affecting us in the long term. Satellite usage varies from period to period based on needs of our clients, which are difficult to predict. Production fees vary based on when individual projects come to us but are unpredictable.

Cost of Revenues

Cost of revenues decreased by $2,961,770 to $819,821 for the three months ended September 30, 2007 from $3,781,591 for the three months ended September 30, 2006.  The decrease was due primarily to decreased activity in non recurring installation of equipment for one customer, which resulted in a decrease in the costs related to such installations of $2,724,205. However, the contracts from which we derived our revenues in 2007 had a higher gross margin than our major contract in 2006.  In addition, the general operations department costs decreased by $177,990 due to lower salaries and benefits resulting from fewer employees due to the decrease in installation activity and cost of satellite distribution revenues decreased by $44,336 due to decreased satellite usage by our customers.

Expenses

General and administrative expenses for the three months ended September 30, 2007 were $1,643,134 compared to $1,323,003 for the three months ended September 30, 2006.  The increase of approximately $320,131 resulted primarily from an increase in the value of non-cash stock-based compensation expenses incurred for issuance of options and warrants to outside consultants of $461,975, which was partially offset by a decease of $113,500 in finders fee expense and a decrease of $68,679 in consulting expenses. Research and development in process decreased by $16,087 for the three months ended September 30, 2007 to $197,935 from $214,022 for the three months ended September 30, 2006, as a result of a decrease in outside consulting expenses. Sales and marketing expenses also decreased by $32,072 in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Total operating expenses increased to $1,946,409 in the three months ended September 30, 2007 from $1,676,752 for the three months ended September 30, 2006.

Interest Expense

For the three months ended September 30, 2007, we incurred interest expense of $365,354 compared to interest expense for the three months ended September 30, 2006 of $308,793.  The increase of $56,561 resulted from the issuance of our unsecured convertible note partially offset by recording less interest expense related to our senior secured convertible notes due to a partial conversion of the senior notes

Net Loss

We realized a net loss for the three months that ended September 30, 2007 of $6,981,166 compared with a net loss for the three months ended September 30, 2006 of $3,344,429. The increase in the net loss of $3,636,737 is primarily due to (i) recording of an increase in derivative valuation loss of $4,401,700, (ii) a decrease in gross margin of $118,018 due to lower revenues, (iii) increased operating expenses of $365,354, as described above, and (iv) increased interest expense of $56,561 all of which was offset by a one time realized loss on securities of $1,227,591 in 2006 that was not repeated in 2007.

Liquidity and Capital Resources

At September 30, 2007, we had cash of $345,314 and total current assets of $2,471,998 compared to total current liabilities of $11,171,568 ($8,471,000 of which is reflected as the derivative valuation of the embedded derivatives in our senior secured convertible notes and unsecured convertible note and related warrants) and total stockholder’s deficit of $9,004,306.

For the nine months ended September 30, 2007, we used  $1,882,905 of cash for operating activities as compared to cash used for operating activities for the nine months ended September 30, 2006 of $1,929,628. The cash used for operations was provided in both periods primarily from proceeds from sales of our common stock and from loan financing. We expect to continue to experience negative operating cash flow as long as we continue our CodecSys technology development or until we increase our sales and operating profit significantly.

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

On May 16, 2005, we entered into a securities purchase agreement and completed a financing with a consortium of four institutional funds.  In the financing, we received $3,000,000 gross proceeds in cash pursuant to the issuance of senior secured convertible notes to the funds.  We used the proceeds from this financing to support our CodecSys research and development and for general working capital purposes. At September 30, 2007, there was $1,425,000 of the original balance still outstanding as $1,575,000 had been converted to our common stock by the funds. Since September 30, 2007, the funds have converted an additional amount of $1,091,944 to our common stock leasing a balance of $333,056 outstanding convertible into 222,037 shares of our common stock. The senior secured convertible notes are due May 16, 2008 and bear interest at 6% per annum.  Interest-only payments are due semi-annually.

The senior secured convertible notes contain a prepayment provision allowing us to prepay, in certain limited circumstances, all or a portion of the notes, subject to a prepayment premium of 25% of the outstanding principal amount of the notes to be prepaid. Even if we elect to prepay the notes, the note holders may still convert any portion of the notes being prepaid pursuant to the conversion feature thereof. We believe the holders will convert the remainder of the principal balance of the notes to our common stock.

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

Mr. Frenkel exercised 315,000 of the A Warrants in October 2007 and we received $504,000 from the exercise of the warrants and issued him 315,000 shares of our common stock.

Our largest client in the three months ended September 30, 2006 resulted in revenues to us of $668,771.  We received no revenues from this client in the three months ended September 30, 2007 and do not anticipate receiving any in the future.  We anticipate that our negative cash flow continue unless we are successful in acquiring new customers or are able to commence licensing of our Coder Sys technology. Although our revenues were significantly reduced for the three months ended September 30, 2007 compared to revenues for the three months ended September 30, 2006, we actually used only $16,098 more cash for operations in the nine months ended September 30, 2007.  This is in part due to the fact that the contracts from which we derived our revenues in 2007 had a higher gross margin than our major contract in 2006.

Our monthly operating expenses currently exceed our monthly net sales by approximately $200,000 per month.  This amount could increase significantly.  Given our current level of CodecSys development activity, we expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales related to commercial applications of our CodecSys technology.  Although we continue to experience negative cash flow, we have been successful in completing our private placement in October and currently have sufficient cas reserves to operate for the next year at our current level of expenditures. With our current level of cash reserves we do anticipate increasing our development expenditures for our Codec Sys technology.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no change in our internal control over financial reporting for the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2007

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007

/s/ Reed L. Benson

By:  Reed L. Benson

Its: Chief Financial Officer (Principal Financial and Accounting Officer)