Form 10-K
period 2007-12-31
BROADCAST INTERNATIONAL INC
filed 2008-04-04
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  0-13316

BROADCAST INTERNATIONAL, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Utah	87-0395567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7050 Union Park Avenue, Suite 600, Salt Lake City, UT 84047

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (801) 562-2252

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None.

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.05

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]     No [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes [   ]     No [ X ]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[     ] Large accelerated filer

                                                                        [    ] Accelerated filer

[     ] Non-accelerated filer (Do not check if a smaller reporting company)     [ X ] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was $26,677,463.

As of March 20, 2008, the Registrant had outstanding 38,482,923 shares of its common stock.

Documents Incorporated by Reference

None.

TABLE OF CONTENTS

Page No.

PART I

3

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

10

ITEM 1B.  UNRESOLVED STAFF COMMENTS

15

ITEM 2.  PROPERTIES

15

ITEM 3.  LEGAL PROCEEDINGS

15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

PART II

16

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES  16

ITEM 6.  SELECTED FINANCIAL DATA

18

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  29

ITEM 9A(T).  CONTROLS AND PROCEDURES

29

ITEM 9B.  OTHER INFORMATION

30

PART III

30

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

30

ITEM 11.  EXECUTIVE COMPENSATION

35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  43

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  45

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

46

PART IV

47

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

47

SIGNATURES

50

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

•

dependence on commercialization of our CodecSys technology;

•

our need and ability to raise sufficient additional capital;

•

our continued losses;

•

restrictions contained in our outstanding convertible notes;

•

general economic and market conditions;

•

ineffective internal operational and financial control systems;

•

rapid technological change;

•

intense competitive factors;

•

our ability to hire and retain specialized and key personnel;

•

dependence on the sales efforts of others;

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

ITEM 1.  BUSINESS

Overview

We install, manage and support private communication networks for large organizations that have widely-dispersed locations or operations.  Our enterprise clients use these networks to deliver training programs, product announcements, entertainment and other communications to their employees and customers.  We use a variety of delivery technologies, including satellite, Internet streaming and WiFi, depending on the specific needs and applications of our clients.  All of the communication networks we work with utilize industry standard products and equipment sold by other companies.  We sell a limited number of proprietary network products in connection with the services we provide.  We also offer audio and video production services for our clients.

We own proprietary video compression technology that we have trademarked “CodecSys.”  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.  Today, video compression is generally accomplished by using a single technique or computer formula to create a particular data stream.  Our CodecSys technology is a video operating system that uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.  We believe our CodecSys technology will offer significant efficiencies and cost savings associated with video content transmission and storage.

On November 15, 2007, we entered into a two-year license agreement with IBM pursuant to which we will license our patented CodecSys technology for use by IBM in video encoders that IBM intends to manufacture and sell.  The IBM video encoder is not completed in a commercially deployable form.  The IBM agreement is our first significant license of the CodecSys technology for use in a commercial application.  We believe this agreement may hold substantial revenue opportunities for our business.  Although IBM has commenced marketing and sales activities with respect to products incorporating our CodecSys technology, no sales of products have been made and we have not derived any material revenue from our CodecSys technology to date.

We continue to develop the CodecSys technology for a variety of applications, including Internet streaming, satellite encoding and transmitting video content to cellular phones and other hand-held electronic devices.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually.  This estimate may increase or decrease depending on specific opportunities and available funding.

Recent Developments

On October 31, 2007, we entered into an exchange agreement with the holder of our unsecured convertible note in the principal amount of $1.0 million and related warrants.  Pursuant to the exchange agreement, we cancelled the holder’s warrants to acquire up to 2,000,000 shares of our common stock at $2.10 per share and other warrants to acquire up to 2,000,000 additional shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock to the holder.

In the fourth quarter of 2007, we completed a private placement offering of our securities in which we sold shares of our common stock at a price of $1.50 per share.  In the offering, the purchaser of each share received a warrant to acquire one share of common stock.  The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share.  We raised $5,975,317 from the sale of 3,983,557 shares of our common stock in the offering.

In the fourth quarter of 2007, the institutional fund holders of our outstanding senior secured convertible notes issued in 2005 completed conversion of substantially all of their convertible notes into shares of our common stock.  At December 31, 2007, only an immaterial amount of the senior secured convertible notes remained outstanding, and has since been converted.

On December 24, 2007, we completed a $15.0 million private placement of securities with an institutional investor.  Pursuant to the financing, we entered into various agreements with the investor, including (i) a securities purchase agreement pursuant to which we, in exchange for $15.0 million, issued and sold to the investor (A) 1,000,000 shares of our common stock, (B) a 6.25% senior secured convertible promissory note in the principal amount of $15.0 million which is convertible into shares of our common stock at a conversion price of $5.45 per share, and (C) a five-year warrant that is exercisable to purchase up to 1,875,000 shares of common stock at an exercise price of $5.00 per share; (ii) a registration rights agreement pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock, the shares of common stock issuable upon conversion of the note, the shares of common stock issuable as interest shares under the note and shares of common stock issuable upon exercise of the warrant; and (iii) a security agreement granting a first priority security interest in all of our property and assets to secure the note.

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

The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period.  Of our net sales in 2007, approximately 85% were derived from satellite–based services and approximately 15% were derived from product and content development and all other services.

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

E-Publishing Reader Technology

We own proprietary rights to use certain flash based e-publishing reader technology.  This technology gives us an opportunity to sell a software application to existing and new customers.  The software allows a customer to produce an e-magazine for easy, fast and inexpensive Internet delivery to its employees, distributors and customers.  It contains unique characteristics giving the user the look and feel of a printed magazine, but allows for in depth descriptions and pricing of products when requested by the customer.  In addition, we anticipate incorporating our CodecSys technology with this technology to provide low bandwidth video as a part of our product offering.

CodecSys Technology

We own proprietary video compression technology that we trademarked as “CodecSys.”  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.  Today, video compression is generally accomplished by using a single technique or computer formula to create a particular data stream.  Our CodecSys technology uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.

In today's market, any video content designed to be distributed via satellite, cable, the Internet and other methods must be encoded into a digital stream using any one of numerous codecs.  The most commonly used codecs are now MPEG2, MPEG4, and H.264.  When new codecs are developed that perform functions better than the current standards, all of the video content previously encoded in the old format must be re-encoded to take advantage of the new codec.  Our CodecSys technology eliminates obsolescence in the video compression marketplace by integrating new codecs into its library.  Using a CodecSys switching system to utilize the particular advantages of each codec, we may utilize any new codec as it becomes available by including it in the application library.  Codec switching can happen on a scene-by-scene or even a frame-by-frame basis.

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

New Products and Services

In November 2007, we entered into a two-year license agreement with IBM pursuant to which we will license our patented CodecSys technology for use by IBM in video encoders that IBM intends to manufacture and sell.  The IBM video encoder is not completed in a commercially deployable form.  The IBM agreement is our first significant license of the CodecSys technology for use in a commercial application.  We believe this agreement may hold substantial revenue opportunities for our business.  Although IBM has commenced marketing and sales activities with respect to an encoder incorporating our CodecSys technology, no sales of products have been made, and we have not derived any material revenue from our CodecSys technology to date.

We continue to develop the CodecSys technology for a variety of applications, including Internet streaming, satellite encoding and transmitting video content to cellular phones and other hand-held electronic devices.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually.  This estimate may increase or decrease depending on specific opportunities and available funding.

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

Internet Streaming

Using CodecSys, customers are expected to be able to customize and optimize different streams, platforms and channels, including broadband, dial-up connections, landline, satellite and wireless.  Commercial quality video and stereo audio at low bandwidths is anticipated to provide a compelling competitive advantage in applications such as video-on-demand, distance learning and remote monitoring.  We anticipate realizing licensing fees and revenue from vendors of video-on-demand, distance learning and remote monitoring products and services who desire to reduce their distribution costs associated with such products and services while maintaining or improving the quality of their transmissions.  We have commenced providing Internet streaming of live sporting events for college athletic conferences as well as some professional sports teams. To date, we have not derived significant revenue from these services, but the limited number of events we have streamed were done profitably.  We intend to expand our marketing efforts for these services in 2008.

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

Research and Development

We have spent substantial amounts in connection with our research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  For the year ended December 31, 2007, we recorded research and development in process expenses of approximately $1,275,000.  Because of our recently completed funding, our cash resources are expected to be sufficient to support future research and development activities.  Management estimates we will incur approximately $2.0 million annually in research and development expenses as we pursue commercialization applications for our technology as described above.  This estimate will increase or decrease depending on specific opportunities and available funding.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001.  We have filed for patent protection in the United States and various foreign countries.  Our initial U.S. patent related to the CodecSys technology was granted by the U.S. Patent and Trademark Office, or PTO, in August 2007.  An additional patent dealing with switching of a single codec as contrasted with switching among codecs was granted by the PTO in November 2007.  As of March 15, 2008, we also had seven issued foreign patents and 20 pending patent applications, of which five were U.S. applications and 15 were foreign counterpart applications.

We have identified additional applications of the technology, which represent potential patents that further define specific applications of the processes that are covered by the original patents.  We intend to continue building our intellectual property portfolio as development continues.

We have registered the “CodecSys” trademark with the PTO, and seek to protect our know-how, trade secrets and other intellectual property through a variety of means, including confidentiality agreements with our employees, customers, vendors, and others.

Major Customers

A small number of customers account for a large percentage of our revenue.  Sales revenues from our three largest customers accounted for approximately 57% of total revenues for 2007 and 80% of total revenues for 2006.  The three largest customers in 2007 are not the same as the three largest customers in 2006, as we lost one of those customers.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases. We do not expect that our largest customer will purchase as much of our services in 2008 as in 2007.  To the extent that our largest customer reduces its reliance on us or terminates its relationship with us, revenues will decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.  We have recently secured such a customer, but we do not yet know the extent of the work or services that we will be providing for this customer.

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

The video encoder to be sold by IBM for which we have licensed our technology will compete directly against video encoders manufactured and sold by a number of competitors, including Tandberg, Harmonic Scientific Atlanta, Motorola, and Thomson.  IBM has never produced a video encoder to compete in this market.  To the extent IBM is unsuccessful in entering this new market, we will not derive the amount of licensing revenue currently anticipated by management.

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

Employees

We currently employ 43 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah, 3 employees at the Staples, Inc. studios in Framingham, Massachusetts, and 4 employees in Folsom, California at IDI.  In addition, we engage voice and production talent on an “as needed” basis at our recording studios and employ the services of independent sales representatives.

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

If we do not successfully commercialize our CodecSys technology, we may never achieve profitability, retire our convertible debt or be able to raise future capital.

It is imperative that we successfully commercialize our CodecSys technology.  We continue to develop this technology for a variety of applications.  We have never been involved in a development project of the size and breadth that is involved with CodecSys and none of our management has ever been involved with a software development project.  Management may lack the expertise and we may not have the financial resources needed for successful development of this technology.  Furthermore, commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future.  This estimate will increase or decrease depending on specific opportunities and available funding.  If we are unsuccessful in our CodecSys development and commercialization efforts, it is highly doubtful we will achieve profitable operations, retire our existing convertible indebtedness or be able to raise additional funding in the future.

We may need additional capital.  If additional capital is not available, we may have to curtail or cease operations.

In order to continue our operations, we may need additional funding.  Our monthly operating expenses currently exceed our monthly net sales by approximately $350,000 per month.  This amount could increase significantly.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue from our IBM license agreement or other revenue sources.  Notwithstanding our recent financing efforts, we must continue to rely on external funding until our operations become profitable.  If sufficient capital is not available to us, we will be required to pursue one or a combination of the following remedies:  significantly reduce development, commercialization or other operating expenses; sell part or all of our assets; or terminate operations.

We have sustained and may continue to sustain substantial losses.

We have sustained operating losses in each of the last six years.  Through December 31, 2007, our accumulated deficit was $67,973,355.  We realized substantially reduced revenues in 2007, and we may continue to sustain losses on a quarterly and annual basis.

Covenant restrictions contained in our outstanding convertible notes may limit our ability to obtain additional capital and to operate our business.

Our $15.0 million senior secured convertible note and our $1.0 million unsecured convertible note contain, among other things, covenants that may restrict our ability to obtain additional capital or to operate our business.  For example, (i) the senior secured convertible note prohibits us from paying any dividends unless we obtain the prior written consent of the holder of such note; (ii) the senior secured convertible note and the unsecured convertible note contain anti-dilution provisions; and (iii) the securities purchase agreement, under which the senior secured convertible note was issued, granted rights of first refusal to participate in any future funding to the holder of the note purchased thereunder.  Furthermore, a breach of any of the covenants contained in the convertible notes could result in a default under the notes, in which event the note holders could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.

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

We establish and maintain systems of internal operational and financial controls that provide us with critical information.  These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, any system of internal controls or procedures may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.  We have previously experienced significant deficiencies in our required disclosure controls and procedures regarding the updating of certain accounting pronouncements and the reporting of current information required to be filed with the SEC.  We have also experienced a significant deficiency and a material weakness in our required disclosure controls and procedures regarding our accounting entries and financial statements, which resulted in the restatement of one accounting period.  Any future deficiency, weakness, malfunction or inadequacy related to internal operational or financial control systems or procedures could produce inaccurate and unreliable information that may harm our business.

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

If we fail to hire additional specialized personnel or retain our key personnel in the future, we will not have the ability to successfully commercialize our technology or manage our business.

We need to hire additional specialized personnel to successfully commercialize our CodecSys technology.  If we are unable to hire or retain qualified software engineers and project managers, our ability to complete further development and commercialization efforts will be significantly impaired.  Our success is also dependent upon the efforts and abilities of our management team.  If we lose the services of certain of our current management team members, we may not be able to find qualified replacements which would harm the continuation and management of our business.

Our revenue is dependent upon the sales efforts of others.

We are dependent upon the sales and marketing efforts of IBM and other third-party businesses in order to derive licensing revenue from our CodecSys technology.  Such businesses may not continue their sales efforts which would adversely affect our potential licensing fees.  We are not able to control the sales and marketing efforts of these third parties.  Moreover, our total revenues in 2007 decreased dramatically from 2006.  Limited revenues from our historical sources make us even more dependent upon the sales efforts of others.

We rely heavily on a few significant customers and if we lose any of these significant customers, our business may be harmed.

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  Sales revenues from our three largest customers accounted for approximately 57% of total revenues for the year ended December 31, 2007 and 80% of total revenues for the year ended December 31 2006.  The three largest customers in 2007 are not the same as the three largest customers in 2006, as we lost one of those customers.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases.  We do not expect that our largest customer will purchase as much of our services in 2008 as in 2007.  To the extent that our largest customer reduces its reliance on us or terminates its relationship with us, revenues would decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.

There is significant uncertainty regarding our patent and proprietary technology protection.

Our success is dependent upon our CodecSys technology and other intellectual property rights.  If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours.  If this were to occur, our revenues, market share and operating results would suffer.  To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Our initial U.S. patent related to our CodecSys technology was granted by the PTO in August 2007.  As of March 15, 2008, we also had seven issued foreign patents and 20 pending U.S. and foreign patent applications.  If we fail to deter misappropriation of our proprietary information or if we are unable to detect unauthorized use of our proprietary information, then our revenues, market share and operating results will suffer.  The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and diversion of resources that would harm our business.

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

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of March 20, 2008, we had 38,482,923 shares of common stock outstanding.  As of March 20, 2008, stock options, including options granted to our employees, and warrants to purchase an aggregate of 16,454,019 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of March 20, 2008, notes convertible into 3,418,959 shares of our common stock were issued and outstanding.  Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Any stock ownership interest may be substantially diluted by future issuances of securities.

We may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to shareholders.  We also have offered and expect to continue to offer stock options to our employees and others, and have approximately 940,000 shares of common stock available for future issuance under our long-term incentive stock option plan.  To the extent that future stock options are granted and ultimately exercised, there will be further dilution to shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 36 month lease, the term of which ends October 31, 2010.  The lease covers approximately 13,880 square feet of office space leased at a rate of $25,159 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $8,797 per month.  The studio lease expires on November 30, 2008.  We also occupy 1,630 square feet of office space located at 160 Blue Ravine, Folsom, California 95630, on a month-to-month basis, at a cost of $2,600 per month.  We use this space for development of our CodecSys technology.  We have no other properties.

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

	High Bid	Low Bid
2007

First Quarter	$1.99	$0.90
Second Quarter	1.55	0.86
Third Quarter	1.96	0.81
Fourth Quarter	4.90	1.81

2006

First Quarter	$2.60	$1.10
Second Quarter	3.35	1.30
Third Quarter	2.00	1.33
Fourth Quarter	1.83	1.10

As of March 20, 2008, we had 38,482,923 shares of our common stock issued and outstanding, and there were approximately 1,400 shareholders of record.

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

Sales of Unregistered Securities

All sales of our securities pursuant to any unregistered private offering during the fourth quarter of 2007 have been previously reported on a Current Report on Form 8-K filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer and affiliated purchasers during the fourth quarter of 2007.

Stock Performance Graph

The performance graph below compares the cumulative total shareholder return of our common stock with the Russell 2000 Index and the NYSE Arca Tech 100 Index.  The Russell 2000 Index is comprised of U.S. publicly-owned companies with relatively small capitalizations that are comparable to us.  The NYSE Arca Tech 100 Index is comprised of publicly-owned technology companies that are similar to us.  The graph assumes an investment of $100 on December 31, 2002 and reinvestment of dividends, if any, on the date of payment without commissions.  The plot points on the graph were provided by Research Data Group, San Francisco, California.  The performance graph represents past performance, which may not be indicative of the future performance of our common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Broadcast International, Inc.	100.00	79.71	47.10	32.61	16.96	53.62
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
NYSE Arca Tech 100	100.00	144.27	152.38	158.20	168.41	188.60

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements.  This information should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.  The selected consolidated balance sheet data as of December 31, 2007 and 2006 and the selected consolidated statement of operations data for each of the years ended December 31, 2007, 2006 and 2005 have been derived from our consolidated financial statements audited by HJ & Associates, LLC, independent registered public accounting firm, included elsewhere in this report.  The selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the selected consolidated statement of operations data for each of the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements not included herein.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31
	2003	2004	2005	2006	2007
Statement of Operations Data
Net sales	$4,928,486	$5,385,657	$5,380,869	$13,894,383	$4,297,784
Cost of sales	5,027,314	5,438,409	5,434,433	13,153,261	4,273,490
Gross margin (loss)	(98,828)	(52,752)	(53,564)	741,122	24,294
Operating expenses:
Administrative and general	910,239	1,939,319	2,958,232	4,583,512	8,755,709
Selling and marketing	518,768	732,959	720,841	693,223	556,568
Production and maintenance	159,764	35,109	--	--	--
Research and development in process	--	12,659,094	812,581	2,323,843	1,274,792
Impairment of license rights	2,154,608	--	--	1,732,600	1,142,400
Total operating expenses	3,743,379	15,366,481	4,491,654	9,333,178	11,729,469
Income (loss) from operations	(3,842,207)	(15,419,233)	(4,545,218)	(8,592,056)	(11,705,175)
Other expense	(87,037)	(1,069,479)	(1,036,461)	(7,005,853)	(14,582,169)
Income (loss) before income taxes	(3,929,244)	(16,488,712)	(5,581,679)	(15,597,909)	(26,287,344)
Income tax (expense) credit	(6,000)	--	--	--	--
Net profit (loss)	$(3,935,244)	$(16,488,712)	$(5,581,679)	$(15,597,909)	$(26,287,344)
Loss per share – basic and diluted	$(0.23)	$(0.85)	$(0.27)	$(0.56)	$(0.85)
Weighted average number of shares of common stock outstanding – basic and diluted	16,847,000	19,365,000	20,844,000	27,962,000	30,942,000

	December 31,
	2003	2004	2005	2006	2007

Balance Sheet Data:
Cash and cash equivalents	$314,667	$173,536	$446,491	$807,741	$16,598,300
Total current assets	974,482	865,865	2,457,774	3,105,916	19,325,588
Property and equipment, net	1,035,675	764,771	504,162	387,058	641,314
Total assets	2,100,189	1,817,544	3,889,046	5,190,744	21,540,626
Current liabilities	638,454	661,814	5,568,255	6,827,621	15,640,535
Long-term obligations	699,980	1,170,557	1,330,278	2,048,401	2,931,245
Total liabilities	1,338,434	1,832,371	6,898,533	8,876,022	18,571,780
Total stockholders’ equity (deficit)	761,755	(14,827)	(3,009,487)	(3,685,278)	2,968,846

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

Executive Overview

In March 2007, we commenced a private placement offering of our securities by selling shares of our common stock at a price of $1.50 per share.  In the offering, the purchaser of each share received a warrant to acquire one share of common stock.  The warrants have a three-year exercise period and are exercisable at an exercise price of $2.00 per share.  In the fourth quarter of 2007, we completed the offering pursuant to which we raised $5,975,317 from the sale of 3,983,557 shares of our common stock.

On October 31, 2007, we entered into an exchange agreement with the holder of our unsecured convertible note in the principal amount of $1.0 million and related warrants.  Pursuant to the exchange agreement, we cancelled the holder’s warrants to acquire up to 2,000,000 shares of our common stock at $2.10 per share and other warrants to acquire up to 2,000,000 additional shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock to the holder.

In the fourth quarter of 2007, the institutional fund holders of our outstanding senior secured convertible notes issued in 2005 completed conversion of substantially all of their convertible notes into shares of our common stock.  At December 31, 2007, only an immaterial amount of the senior secured convertible notes remained outstanding, and has since been converted.

On November 15, 2007, we entered into a two-year license agreement with IBM pursuant to which we will license our patented CodecSys technology for use by IBM in video encoders that IBM intends to manufacture and sell.  The IBM video encoder is not completed in a commercially deployable form.  The IBM agreement is our first significant license of the CodecSys technology for use in a commercial application.  We believe this agreement may hold substantial revenue opportunities for our business.  Although IBM has commenced marketing and sales activities with respect to products incorporating our CodecSys technology, no sales of products have been made, and we have not derived any material revenue from our CodecSys technology to date.

On December 24, 2007, we completed a $15.0 million private placement of securities with an institutional investor.  Pursuant to the financing, we entered into various agreements with the investor, including (i) a securities purchase agreement pursuant to which we, in exchange for $15.0 million, issued and sold to the investor (A) 1,000,000 shares of our common stock, (B) a 6.25% senior secured convertible promissory note in the principal amount of $15.0 million which is convertible into shares of our common stock at a conversion price of $5.45 per share, and (C) a five-year warrant that is exercisable to purchase up to 1,875,000 shares of common stock at an exercise price of $5.00 per share; (ii) a registration rights agreement pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock, the shares of common stock issuable upon conversion of the note, the shares of common stock issuable as interest shares under the note and shares of common stock issuable upon exercise of the warrant; and (iii) a security agreement granting a first priority security interest in all of our property and assets to secure the note.

Our revenues were significantly less for the year ended December 31, 2007 compared to the year ended December 31, 2006, and the net cash used for operations similarly increased in 2007 compared to 2006 although not by the same percentages.  Until cash from operations are sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

The conversion feature and the prepayment provision of the $15.0 million senior secured convertible note and the $1.0 million unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes limit our ability to prepay the notes in certain circumstances  For all periods since the issuance of the senior secured convertible note and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.  For a description of the accounting treatment of the senior secured convertible note financing, see Note 5 of our notes to consolidated financial statements included elsewhere herein.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

Net Sales

We realized net sales of $4,297,784 for the year ended December 31, 2007 compared to net sales of $13,894,383 for the year ended December 31, 2006, which represents a decrease of approximately 223% for the year.  The net decrease in revenues of $9,596,599 was the result of a decrease of $9,168,761 in equipment sales and installation services, a decrease in satellite fees of $304,098, and a decrease in studio and video production services of $237,165 partially offset by an increase in other income of $128,540.  Of the decrease of $9,168,761 in equipment sales and installation revenue, $8,104,482 was the result of decreased revenue from one customer.

Cost of Sales

The cost of sales for the year ended December 31, 2007 aggregated $4,273,490 as compared to the cost of sales of $13,153,261 for the year ended December 31, 2006, which represents a decrease in cost of sales of 208%.  The decrease in cost of sales of $8,879,771 was primarily a result of the decrease in equipment sales and installation services with their attendant costs.  Cost of equipment sales and installation services decreased $8,014,576, which accounted for 90% of the decrease in costs.  The remainder of the decrease in cost of sales was the result of a decrease in operating department costs of $673,017 and a decrease of $139,408 in satellite distribution costs resulting from decreased satellite usage by customers and decreased depreciation of $52,771.

Operating Expenses

We incurred total operating expenses of $11,729,469 for the year ended December 31, 2007 compared to total operating expenses of $9,333,178 for the year ended December 31, 2006.  The increase of $2,396,291 was primarily due to an increase in our general and administrative expenses of $4,172,197, as explained below, partially offset by a decrease in research and development in process expenses of $1,049,051 and a decrease in the expense resulting from the impairment of a technology license of $590,200.  In addition, sales and marketing expenses decreased by $136,655.

Our general and administrative expenses increased $4,172,197 from $4,583,512 for the year ended December 31, 2006 to $8,755,709 for the year ended December 31, 2007.  The increase resulted principally from increases of $2,169,043 in outside consulting expenses, which included consultants working with us to position our company to raise additional funds, to restructure business operations departments, perform investor relations services, and to locate business partners for deployment of our technology.  We also incurred increased expenses of $1,623,712 related to the issuance of options and warrants granted to employees, directors and others.

Our sales and marketing expenses for the year ended December 31, 2007 were $556,568 compared to sales and marketing expenses of $693,223 for the year ended December 31, 2006.  The decrease of $136,655 is due to minor decreases in most expense categories, the largest of which was advertising and promotion.

Interest Expense

We recorded an increase in interest expense of $225,595 from interest of $1,894,620 in 2006 to $2,120,215 in 2007.  Of the total interest expense, we incurred non-cash interest expense of $1,940,710, which included $979,687 of interest related to accretion of notes as notes are recorded on our consolidated balance sheet, $605,337 from extinguishment of debt upon conversion of 6% senior secured convertible notes and amortization of debt issuance expense of $355,686.  In addition, we recorded cash interest expense of $179,505 primarily on our convertible notes.

Net Loss

We had a net loss of $26,287,344 for the year ended December 31, 2007 compared to a net loss of $15,597,909 for the year ended December 31, 2006.  The net loss increased by $10,689,435 which resulted from recording losses or increased expenses of (i) $2,396,291 from operations, as discussed above; (ii) $716,828 resulting from decreased gross margin; and (iii) an increase of $7,576,316 in other expenses, which consisted of an increase of $11,259,960 in the valuation of derivatives related to our senior secured convertible notes and the unsecured convertible note and $225,595 of additional interest expense, as noted above, offset by a decrease of $4,152,591 on securities available for sale related to shares of an unrelated company held by us until December 31, 2006.

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

Operating Expenses

We incurred total operating expenses of $9,333,178 for the year ended December 31, 2006, compared to total operating expenses of $4,491,654 for the year ended December 31, 2005.  The increase of $4,841,524 was primarily due to an increase in our general and administrative expenses of $1,625,280, as explained below, an increase in research and development in process expenses of $1,511,262, and the expense resulting from the impairment of our e-publishing technology license of $1,732,600.  Of the increase in research and development in process expenditures, $1,363,126 resulted from recording an expense equal to the excess of cost over book value for the acquisition of VPTI.  These expenses were partially offset by a small decrease in sales and marketing expenses.

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

Quarterly Financial Data

Summarized unaudited quarterly financial data for 2006 and 2007 is as follows:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,780,398	$4,283,115	$3,914,108	$2,916,762
Gross margin (loss)	42,447	283,709	132,517	282,449
Net income (loss)	(4,353,413)	(483,699)	(2,116,838)	(8,643,959)
Basic income (loss) per share	(0.19)	(0.02)	(0.07)	(0.28)
Diluted income (loss) per share	(0.19)	(0.02)	(0.07)	(0.28)
	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,599,066	$763,784	$834,320	$1,100,614
Gross margin (loss)	4,291	(37,051)	14,499	42,555
Net income (loss)	(4,314,597)	(1,219,799)	(6,981,166)	(13,771,782)
Basic income (loss) per share	(0.15)	(0.04)	(0.23)	(0.43)
Diluted income (loss) per share	(0.15)	(0.04)	(0.23)	(0.43)

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007:

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Long-term debt obligations (1)	$54,505	$16,000,000	$-	$-	$16,054,505
Capital lease obligations	-	-	-	-	-
Operating lease obligations	413,719	580,715	-	-	994,432
Purchase obligations	-	-	-	-	-
Other obligations	-	-	-	-	-
Total contractual obligations	$468,224	$16,580,715	$-	$-	$17,048,937

(1)  Included in long-term debt are our senior secured convertible note at the principal value of $15,000,000 and our unsecured convertible note at the principal value of $1,000,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2007, we had cash of $16,598,300, total current assets of $19,325,588, total current liabilities of $15,640,535 and total stockholders' equity of $2,968,846.  Included in current liabilities is $14,267,600 which relates to the value of the embedded derivatives for the senior secured convertible note and related warrants and the unsecured convertible notes and related warrants.

We experienced negative cash flow used in operations during the fiscal year ended December 31, 2007 of $6,112,473 compared to negative cash flow used in operations for the year ended December 31, 2006 of $3,144,370.  The negative cash flow was met by sales of our common stock  and related warrants to investors pursuant to a private placement offering and by issuance of the senior secured convertible note and related securities.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

On December 24, 2007, we entered into a securities purchase agreement described above in which we raised $15,000,000 (less $937,000 of prepaid interest).  We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

In connection with the financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note.

The $5.45 conversion price of the senior secured convertible note and the $5.00 exercise price of the warrants are subject to adjustment pursuant to standard anti-dilution rights.  These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $5.45 per share.

The senior secured convertible note contains a prepayment provision allowing us to prepay, in certain limited circumstances, all or a portion of the note.  The portion of the note subject to prepayment must be purchased at a price equal to the greater of (i) 135% of the amount to be purchased and (ii) the company option redemption price, as defined in the note.  Even if we elect to prepay the note, the note holder may still convert any portion of the note being prepaid pursuant to the conversion feature thereof.

We also entered into a registration rights agreement with the holder of the senior secured convertible note pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock, the shares of common stock issuable upon conversion of the note, the shares of common stock issuable as interest shares under the note and shares of common stock issuable upon exercise of the warrant under the Securities Act of 1933, as amended.  The holder is entitled to demand registration of the above-mentioned shares of common stock after six months from the closing of the securities purchase agreement in certain circumstances.

The securities purchase agreement under which the senior secured convertible note and related securities were issued contains, among other things, covenants that may restrict our ability to obtain additional capital, to declare or pay a dividend or to engage in other business activities.  A breach of any of these covenants could result in a default under our senior secured convertible note, in which event the holder of the note could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.  The securities purchase agreement provides that we cannot do any of the following without the prior written consent of the holder:

•

directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, our common stock;

•

issue any additional notes or issue any other securities that would cause a breach or default under the senior secured convertible note;

•

issue or sell any rights, warrants or options to subscribe for or purchase common stock or directly or indirectly convertible into or exchangeable or exercisable for common stock at a price which varies or may vary with the market price of the common stock, including by way of one or more reset(s) to any fixed price unless the conversion, exchange or exercise price of any such security cannot be less than the then applicable conversion price with respect to the common stock into which any note is convertible or the then applicable exercise price with respect to the common stock into which any warrant is exercisable;

•

enter into or affect any dilutive issuance (as defined in the note) if the effect of such dilutive issuance is to cause us to be required to issue upon conversion of any note or exercise of any warrant any shares of common stock in excess of that number of shares of common stock which we may issue upon conversion of the note and exercise of the warrants without breaching our obligations under the rules or regulations of the principal market or any applicable eligible market;

•

liquidate, wind up or dissolve (or suffer any liquidation or dissolution);

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any;

•

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible note.

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with an individual that provided we issue to the convertible note holder (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us from an affiliate of the convertible note holder on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock as described below.  The unsecured convertible note is due October 16, 2009 and bears an annual interest rate of 5%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied.  The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.

The A warrants and B warrants expire December 3, 2008.  The original expiration date was to be one year after the effective date of a registration statement filed under the Securities Act registering the subsequent sale of shares received from exercise of the A warrants and B warrants, but was extended in connection with the exchange agreement described below.  The A warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share and the B warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share.  The convertible note holder also received C warrants to purchase 2,000,000 shares of common stock and D warrants to purchase 2,000,000 shares of common stock, all of which have been cancelled as discussed below.  The A warrants and B warrants are exercisable at any time until their expiration date and are subject to adjustment pursuant to standard anti-dilution rights.  As of March 15, 2008, the convertible note holder had exercised 475,000 A warrants and no B warrants.

In October 2007, we entered into an exchange agreement with the convertible note holder.  Pursuant to the exchange agreement, we cancelled the C warrant holder’s right to acquire up to 2,000,000 shares of our common stock at $2.10 per share and the D warrant holder’s right to acquire up to 2,000,000 shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock.

In 2005, we secured a new customer contract, which resulted in revenues of approximately $1,400,000 for 2005 and $8,775,000 for 2006 and was our largest customer in 2007.  We realized revenues of only $668,771 from this customer in 2007.  We have, however, recently secured an additional customer that  could partially replace the revenues lost from our largest customer in 2006, but we do not yet know the extent of the work or services that we will be providing for this customer.  We anticipate that our negative cash flow will diminish as our new customers makes projects and equipment available and as we are able to perform under their respective contracts.

Our monthly operating expenses currently exceed our monthly net sales by approximately $350,000 per month.  This amount could increase significantly.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts , and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including from our IBM license agreement.

Our long-term liquidity is dependent upon execution of our business model and the realization of additional revenue and working capital as described above, and upon capital needed for continued commercialization and development of the CodecSys technology.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future.  This estimate will increase or decrease depending on specific opportunities and available funding.

To date, we have met our working capital needs primarily through funds received from sales of our common stock and from convertible debt financings.  Until our operations become profitable, we must continue to rely on external funding.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  We will adopt SFAS 157 for financial assets and liabilities on January 1, 2008.  We anticipate that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008.  This staff position delays the effective date for implementation of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—including an amendment of FASB Statement No. 115,” permitting entities to choose to measure certain financial instruments and certain other items at fair value to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently.  Unrealized gains and losses on instruments measured at fair value are recognized in earnings at each reporting date.  SFAS No. 159 is effective for us on January 1, 2008.  The adoption of SFAS No. 159 is not expected to have a significant impact on our financial statements, results of operations or liquidity.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  This standard will impact the accounting treatment for any prospective business combination.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not hold or issue financial instruments for trading purposes or have any derivative financial instruments.  As discussed above, however, the embedded conversion feature and prepayment option of our senior secured convertible note and related warrants and our unsecured convertible note and related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.  Our principal exposure to market risk is currently confined to our cash and cash equivalents.  Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.  We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.  Current financial market conditions have had the effect of restricting liquidity of cash management investments and have increased the risk of even the most liquid investments and the viability of some financial institutions.  We do not believe, however, that these conditions will materially affect our business or our ability to meet our obligations or pursue our business plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements required by this Item 8 begin on Page F-1 and are located following the signature page.  All information which has been omitted is either inapplicable or not required.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of December 31, 2007, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting within the meaning of Rules 13a-15(f) and 15d-15(f) of the Exchange Act is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements in accordance with U.S. generally accepted accounting principles.

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2007, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There  were  no  changes  in  our  internal  control  over  financial  reporting  for  the  quarter  ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, such control.

Limitations on Controls and Procedures

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, any system of disclosure controls and procedures or internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
William Davidson, Ph.D.	56	Chairman of the Board
Rodney M. Tiede	46	Chief Executive Officer, President and Director
Reed L. Benson	61	Chief Financial Officer, Secretary, and General Counsel
James E. Solomon	57	Director
Kirby D. Cochran	53	Director
Richard Benowitz	57	Director
William Boyd	65	Director

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

Rodney M. Tiede has been our chief executive officer, president and a director since the BI acquisition in October 2003.  From August 2000 to the present, Mr. Tiede has been the president, chief executive officer and a director of BI, a wholly-owned subsidiary.  From April 2003 to the present, Mr. Tiede has also been the chief executive officer and a director of Interact Devices, Inc., or IDI, a consolidated subsidiary.  From November 1987 to August 2000, Mr. Tiede was employed as director of sales, vice president and general manager of Broadcast International, Inc., the predecessor of BI.  Mr. Tiede received a Bachelor of Science Degree in Industrial Engineering from the University of Washington in 1983.

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

Kirby D. Cochran has been a director of ours since February 2006.  For the past six years, Mr. Cochran has been an angel investor and business consultant, assisting growth stage companies with their strategy and operations.  From May 1999 to May 2005, he taught graduate school as an adjunct professor in the Business and Finance Departments at the University of Utah.  Mr. Cochran holds a Masters in Business Administration Degree from North Dakota State University.

Richard Benowitz has been a director of ours since June 2007.  Mr. Benowitz has served as managing director of Culver Studios in Culver City, California since June 2006.  In addition, he has been engaged in private real estate development as an independent consultant since December 2000.

William Boyd has been a director of ours since November 2007.  Mr. Boyd has served as the Chairman of the Board of Agility Recovery Solutions, a privately held disaster recovery and business continuity company since 2006.  He was CEO of Muzak Corporation from 1996 to 2000 and continued with Muzak in an advisory executive position and on the Board until August 2006.  He became associated with Muzak Corporation in 1968 as a sales representative and continued as a manager and franchise owner until he became CEO in 1996.  Mr. Boyd received a Bachelor of Arts degree in political science in 1963 from Beloit College in Wisconsin.

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors.  Our officers generally serve at the discretion of the board of directors.  One of our directors, Mr. Tiede, is an employee who serves as our chief executive officer and president.  The employment service of Mr. Tiede and Mr. Benson is governed by the terms of their respective employment contracts.  See “Employment Contracts” in Item 11 below.

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

Board and Committee Matters

During 2007, the board of directors held five meetings and took four separate actions by unanimous written consent resolution.  Each serving director attended at least 75% of the board meetings.  The board of directors is accountable to our shareholders to build long-term financial performance and value.  The board of directors’ responsibilities include overseeing the business and affairs of our company, hiring and evaluating our chief executive officer; providing guidance, counsel and direction to management in formulating and evaluating operational strategies; monitoring our company’s performance and capital requirements; and ensuring adherence to ethical practices and compliance with federal and state laws, including providing full and fair disclosure to shareholders pursuant to SEC regulations.  We encourage, but do not require, directors and director nominees to attend shareholder meetings.  We did not hold an annual or special meeting of shareholders in 2007.

We maintain an audit committee of the board and a compensation committee of the board, each of which is discussed below.  We have not established a nominating committee of the board.  Our entire board of directors participates in the selection and nomination of candidates to serve as directors.  Our board has determined that each of our current directors is “independent” under the definition of independence in Rule 4200(a)(15) of the NASDAQ listing standards, except for Mr. Tiede, our chief executive officer and president.

In making its determination of director independence for Messrs. Benowitz and Boyd, the board considered (i) the warrants that were granted to these individuals pursuant to consulting agreements prior to the time they were appointed to the board, (ii) the nature of the services rendered pursuant to the consulting agreements, and (iii) the value of the warrants at the times the warrants were granted.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”  The exercise prices of the warrants were equal to the respective market prices of our common stock on the dates of grant.  Given this factor, the treatment of the grants under applicable tax law, and the speculative nature of any potential value, the board determined that the fair values of the warrants, for evaluating director independence, did not begin to approach the values recognized by the company for financial statement reporting purposes, in accordance with FAS 123(R).  Under the NASDAQ definition of independence, a director is not deemed to be independent if the director has accepted any compensation from the company in excess of $100,000 during any twelve-month period within the three years preceding the determination of independence, other than compensation for board services and certain other exceptions.  The board concluded that the warrants did not constitute compensation in excess of $100,000 in its determination of independence for Messrs. Benowitz and Boyd.

Regarding the determination of director independence for Messrs. Davidson and Cochran, the board evaluated (i) the special award of stock options made during 2007, (ii) the nature of the director services provided by these directors, and (iii) the value of the stock options at the times the options were granted.  See “Director Compensation” in Item 11, “Executive Compensation.”  The exercise prices of the options were equal to the respective market prices of our common stock on the dates of grant.  Although the board’s analysis with respect to the stock options granted to Messrs. Davidson and Cochran was similar to the analysis summarized above for the warrants issued to Messrs. Benowitz and Boyd, the board recognized the specific exception for board service compensation under the NASDAQ definition.  The board concluded that the special award of stock options did not constitute non-exempt compensation in excess of $100,000 in its determination of independence for Messrs. Davidson and Cochran.

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

We do not have a formal policy concerning shareholder recommendations of candidates for board of director membership.  Our board views that such a formal policy is not necessary at the present time given the board’s willingness to consider candidates recommended by shareholders.  Shareholders may recommend candidates by writing to our Secretary at our principal offices: 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047, giving the candidate’s name, contact information, biographical data and qualifications.  A written statement from the candidate consenting to be named as a candidate and, if nominated and elected, to serve as a director should accompany any such recommendation.  Shareholders who wish to nominate a director for election are generally advised to submit a shareholder proposal no later than December 31, 2008 for the next year’s annual meeting of shareholders.

Audit Committee and Financial Expert

Our audit committee was established in September 2005 and currently includes Messrs. Solomon, Cochran and Boyd.  Mr. Solomon serves as chairman of the audit committee.  The functions of the audit committee include recommending an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures.  The board of directors has adopted a written audit committee charter.  A current copy of the audit committee charter is available to security holders on our website at www.brin.com.  The audit committee met four times during 2007 with each serving committee member attending at least 75% of the meetings.  Our board has determined that each of the members of the audit committee is “independent” under the definition of independence in Rule 4200(a)(15) of the NASDAQ listing standards.  For a description of certain factors considered by the board in making its determination of independence, see the discussion under “Board and Committee Matters” above.

Our board of directors has determined that James E. Solomon meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Limitation on Incorporation by Reference

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporates by reference, in whole or in part, subsequent filings including, without limitation, this report; the following report of the audit committee of the board of directors, the report of the compensation committee of the board of directors and the performance graph set forth in this report shall not be deemed to be incorporated by reference into any such filings.

Report of the Audit Committee of the Board of Directors

April 3, 2008

To the Board of Directors of Broadcast International, Inc.:

We have reviewed and discussed with management the audited consolidated financial statements of Broadcast International, Inc. (the “Company”) as of and for the year ended December 31, 2007.

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

Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS:

James E. Solomon

Kirby D. Cochran

William Boyd

Compensation Committee

Our compensation committee was established in October 2005 and currently includes Messrs. Cochran, Davidson and Benowitz.  Mr. Cochran serves as chairman of the compensation committee.  The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans.  The board of directors has not yet adopted a written compensation committee charter or similar document.  The compensation committee met five times during 2007 with each serving committee member having attended every meeting.  Our board has determined that each of the members of the compensation committee is “independent” under the definition of independence in Rule 4200(a)(15) of the NASDAQ listing standards.  For a description of certain factors considered by the board in making its determination of independence, see the discussion under “Board and Committee Matters” above.

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

Conflict of Interest Policy

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company, including related person transactions reportable under SEC rules, in which the director or executive officer, or any member of her or her immediate family, have a direct or indirect material interest.  Under our company’s standards of conduct for employees, all employees, including the executive officers, are expected to avoid conflicts of interest.  Pursuant to our code of ethics for the chief executive officer and senior finance officers (as discussed below), such officers are prohibited from engaging in any conflict of interest unless a specific exception has been granted by the board.  All of our directors are subject to general fiduciary standards to act in the best interests of our company and our shareholders.  Conflicts of interest involving an executive officer or a director are generally resolved by the board.

Compliance with Section 16(a) of the Exchange Act

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

To our knowledge, during the year ended December 31, 2007, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, except as follows:

•

Richard Benowitz has failed to file an initial statement of beneficial ownership of securities on Form 3 upon becoming a director.

•

William Boyd has failed to file an initial statement of beneficial ownership of securities on Form 3 upon becoming a director.

•

William H. Davidson has failed to report on Form 4 one transaction in March 2007 involving the acquisition of options to purchase 300,000 shares of common stock.  Mr. Davidson has also failed to report on Form 4 one transaction in August 2007 involving the acquisition of options to purchase 500,000 shares of common stock.

•

Kirby D. Cochran has failed to report on Form 4 one transaction in March 2007 involving the acquisition of options to purchase 300,000 shares of common stock.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions.  A copy of the code of ethics was filed with the SEC as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2003, and is included on our website at www.brin.com.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Throughout this annual report, the individuals who served as our chief executive officer and chief financial officer during 2007 are collectively referred to as the “named executive officers.”

The compensation committee has overall responsibility to review and approve our compensation structure, policy and programs and to assess whether the compensation structure establishes appropriate incentives for management and employees.  The compensation committee annually reviews and determines the salary and any bonus and equity compensation that may be awarded to our chief executive officer, or CEO, and our chief financial officer, or CFO.  The compensation committee oversees the administration of our long-term incentive plan and employee benefit plans.

The compensation committee’s chairman regularly reports to the board on compensation committee actions and recommendations.  The compensation committee has authority to retain, at our expense, outside counsel, experts, compensation consultants and other advisors as needed.

2007 Company Performance.  Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers. In considering executive compensation, the compensation committee noted our financial performance and accomplishments in 2007.  Because we are still developing our CodecSys technology, revenues decreased 220% from approximately $13,800,000 in 2006 to approximately $4,300,000 in 2007, which principally resulted from the expiration of one customer contract.  We did, however renew one of our larger network customers and have just commenced work on a new customer contract that is expected to contribute to our revenue growth in 2008.  More importantly, the executive officers were instrumental in bringing substantial new investment capital to us to fund our ongoing operations and in securing a significant license with IBM to employ CodecSys in a video encoder to be introduced by IBM.  Finally, we made substantial progress on the development of our technology, which is essential to our long-term viability and profitability.

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

Executive Compensation Policy.  Our executive compensation policy is designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers.  The compensation committee attempts to achieve these goals by integrating competitive annual base salaries with bonuses based on corporate performance and on the achievement of specified performance objectives, and to a lesser extent, awards through our long-term incentive plan, since the executive officers are founders and already large shareholders.  The compensation committee believes that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations.

In making compensation decisions, the compensation committee compares each element of total compensation against companies referred to as the “compensation peer group.”  The compensation peer group is a group of companies that the compensation committee selected from readily available information about small companies engaged in similar businesses and with similar resources.  The compensation committee selected these companies from research on its own and with limited consultation with outside consultants given the size of the company and its resources to retain such experts.

Role of Executive Officers in Compensation Decisions

The compensation committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our other senior management personnel. The CEO annually reviews the performance of the CFO and other senior management.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the compensation committee.  The compensation committee may exercise its discretion in modifying any recommended adjustments or awards to executives.

2007 Executive Compensation Components

For the fiscal year ended December 31, 2007, the principal components of compensation for the named executive officers were:

•

base salary; and

•

performance-based bonus compensation.

Base Salary.  The compensation committee determined that the executive officers had been under compensated relative to similarly situated executives and approved the 2007 increase to the base salary of the CEO and CFO.  In determining the base salary of each executive officer, the compensation committee relied on publicly available information gathered by the compensation committee related to salaries paid to executive officers of similarly situated small public companies.

Performance-based Incentive Compensation.  Annual incentives for the executive officers are intended to recognize and reward those employees who contribute meaningfully to an increase in shareholder value and move the company toward profitability.  For 2007, the CEO and CFO were awarded bonus amounts payable in 2008 and were awarded based on the achievement of specific benchmarks related to progress in development of the commercialization of our CodecSys technology and in completion of funding activities which allowed increased resources to be devoted to CodecSys development and business operations.  Actual bonuses payable for 2008 will depend on the level of achievement of specified performance objectives established for each executive officer for the coming year.

Long-term Equity Incentive Compensation.  Long-term incentive compensation encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in our company through grants of options to purchase our common stock.  No stock options were granted during 2007 to any of the named executive officers.  The board did, however, make awards of stock options to other employees under our long-term incentive plan.

All awards made under our long-term incentive plan are made at the market price at the time of the award.  Annual awards of stock options to executives are made at the discretion of the compensation committee at such times throughout the year at it deems most desirable.  Newly hired or promoted executives, other than executive officers, generally receive their award of stock options on the first business day of the month following their hire or promotion.  Grants of stock options to newly hired executive officers who are eligible to receive them are made at the next regularly scheduled compensation committee meeting following their hire date.

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

Compensation of Chief Executive Officer.  For the fiscal year ended December 31, 2007, we paid Rodney M. Tiede, CEO, a salary of $120,000 until November 1, 2007 when it was increased to $180,000 per year.  He received a bonus of $200,000, in light of the company’s significant funding and license achievements discussed above.  The compensation committee met with Mr. Tiede once during 2007 to review his performance and individual objectives and goals versus results achieved.  The compensation committee reviewed all components of the CEO’s compensation, including salary, bonus, and equity incentive compensation, and under potential severance and change-in-control scenarios.  Mr. Tiede’s compensation package was determined to be reasonable and not excessive by the compensation committee based on compensation surveys for chief executive officers of small public companies.

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

Stock Option Plan

Our long-term incentive plan provides for the granting of stock options to employees, directors and consultants to acquire our common stock at prices equal to the stock price on the date of grant.  Under the plan, we may issue up to 6,000,000 shares of our common stock.  To date, options have been granted to acquire approximately 5,059,788 shares.

The purpose of the long-term incentive plan is to advance the interests of our shareholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to us by providing them with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our shareholders.  The plan is designed to provide us with flexibility to select from among various equity-based compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing stock options and shares of our common stock.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the compensation discussion and analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board that the compensation discussion and analysis be included in this report.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS:

Kirby Cochran	William Davidson	Richard Benowitz

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers served as a member of the compensation committee or as a director of any other company, one of whose executive officers served as a member of the compensation committee of the board or as a director of ours during 2007.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2007 and 2006.  When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.  We have omitted in this report certain tables and columns otherwise required to be included because there was no compensation made with respect to such tables and columns, as permitted by applicable SEC regulations.

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Rodney M. Tiede President & Chief Executive Officer	2007 2006	$149,986 120,000	$ 200,000 -	$ 4,265 23,449	$6,889 4,800	$361,140 148,249
Reed L. Benson Vice President, Secretary, General Counsel & Chief Financial Officer (3)	2007 2006	125,643 84,000	200,000 --	26,780 65,149	2,818 2,727	355,241 151,876

(1)

The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for each of the years ended December 31, 2007 and 2006, in accordance with FAS 123(R), of stock options and thus include amounts from stock options granted in and prior to such years.  For information and assumptions related to the calculation of these amounts, see Note 2 (stock compensation) of our audited financial statements for the fiscal year ended December 31, 2006 and 2007, included elsewhere in this report.

(2)

The amounts shown in column (f) reflect for each named executive officer matching contributions made by us to our 401(k) employee retirement plan.  The amounts shown in column (f) do not reflect premiums paid by us for any group health or other insurance policies that apply generally to all salaried employees on a nondiscriminatory basis.

(3)

Effective December 28, 2006, Mr. Benson became chief financial officer.

OTHER COMPENSATION

The named executive officers did not exercise any stock options during the year ended December 31, 2007.  We do not have any non-qualified deferred compensations plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Rodney M. Tiede	50,000	--	2.25	04/28/2014
Reed L. Benson	100,000 16,667	-- 8,333	2.25 2.55	04/28/2014 10/02/2015

(1)    Options generally vest in equal annual installments over three years from the date of grant.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The amount of compensation payable to the named executive officers upon voluntary termination, retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

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

In the event of a change in control as defined above, the named executive officers would receive a lump sum payment as follows:  Mr. Tiede, $470,000 and Mr. Benson, $375,000.  In addition, Mr. Tiede and Mr. Benson would be entitled to receive the share price differential, if any, as discussed above.

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

Our non-employee directors receive fees of $20,000 per year, paid quarterly, and an initial grant of stock options to purchase 100,000 shares (thereafter annual grants of 25,000 options) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board.  In addition to the standard director compensation mentioned above, the chairman of the board and the chairman of each of the audit and compensation committees receive an annual fee of $5,000 for serving in such capacities.  Directors who are employees of Broadcast International receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant.  Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.

DIRECTOR SUMMARY COMPENSATION TABLE

The table below summarizes the compensation paid by us to our directors for the fiscal year ended December 31, 2007.

(a)	(b)	(c)	(d)
Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)	Total ($)
Kirby Cochran	$25,000	$162,000	$187,000
William Davidson	25,000	703,000	728,000
Rodney M. Tiede (2)	--	--	--
James E. Solomon	25,000	--	25,000
Richard Benowitz (3)	10,000	94,000	104,000
William Boyd (4)	3,333	240,000	243,333

(1)

The amounts shown in column (c) reflect for each director the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with FAS 123(R), of stock options and thus include amounts from stock options granted in 2007.  For information and assumptions related to the calculation of these amounts, see Note 2 (stock compensation) of the notes to audited financial statements included elsewhere in this report.  For the year ended December 31, 2007, none of the directors received the standard annual grant of options to purchase 25,000 shares of our common stock, but two of our directors received special awards of stock options as discussed below.  At December 31, 2007, the directors held unexercised stock options to purchase the following number of shares of our common stock: Kirby Cochran, 300,000; William Davidson, 925,000; Rodney M. Tiede, 50,000; James E. Solomon, 100,000; Richard Benowitz, 100,000; and William Boyd, 100,000.

(2)

Mr. Tiede receives no compensation for serving as a director, but is compensated in his capacity as our president and CEO.

(3)

Mr. Benowitz was appointed as a director effective June 26, 2007.  The amount in column (c) reflects the grant of an option to purchase 100,000 shares of our common stock incident to Mr. Benowitz becoming a director.  The amount in column (c) does not include a warrant to purchase 500,000 shares of our common stock, valued at $325,000 in accordance with FAS 123(R), granted to Mr. Benowitz pursuant to a consulting agreement entered into prior to Mr. Benowitz becoming a director.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

(4)

Mr. Boyd was appointed as a director effective November 9, 2007.  The amount in column (c) reflects the grant of an option to purchase 100,000 shares of our common stock incident to Mr. Boyd becoming a director.  The amount in column (c) does not include a warrant to purchase 100,000 shares of our common stock, valued at $175,000 in accordance with FAS 123(R), granted to Mr. Boyd pursuant to a consulting agreement entered into prior to Mr. Boyd becoming a director.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

During the year ended December 31, 2007, the board made special awards of stock options to Messrs. Davidson and Cochran for their service as directors.  These awards were in addition to our standard director compensation practices discussed above.  We granted to Mr. Davidson a stock option to purchase 300,000 shares of our common stock at an exercise price of $0.95 per share, the market price of the stock on the date of grant.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the option was determined to be $243,000.  We also granted to Mr. Davidson a stock option to purchase 500,000 shares of our common stock at an exercise price of $1.06 per share, the market price of the stock on the date of grant.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the option was determined to be $460,000.  We granted to Mr. Cochran a stock option to purchase 200,000 shares of our common stock at an exercise price of $0.95 per share, the market price of the stock on the date of grant.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the option was determined to be $162,000.  All of the stock options granted to Messrs. Davidson and Cochran vested immediately and expire in ten years from the date of grant.  For information and assumptions related to the calculation of the amounts recognized for financial statement purposes, see Note 2 (stock compensation) of the notes to audited financial statements included elsewhere in this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at March 20, 2008 by each director, executive officer, each person known by us to own beneficially more than 5% of our common stock, and all directors and executive officers as a group.

Beneficial Owner	Beneficial Ownership	Percent of Class
Castlerigg Master Investments Ltd. (1) c/o Sandell Asset Management 40 West 57th St., 26th Floor New York, NY 10019	5,627,294	13.1%
Rodney M. Tiede (2) c/o Broadcast International, Inc. 7050 Union Park Avenue, Suite 600 Salt Lake City, UT 84047	3,411,649	8.9%
Leon Frenkel (3) 401 City Avenue, Suite 802 Bala Cynwyd, PA 19004	2,362,667	5.9%
Reed L. Benson (4)	937,615	2.4%
William H. Davidson (5)	925,000	2.3%
Richard Benowitz (6)	733,334	1.9%
Kirby D. Cochran (7)	500,000	1.3%
William Boyd (8)	350,000	*
James E. Solomon (9)	200,000	*
All directors and executive officers as a group (7 persons) (10)	7,057,598	17.2%

*  Represents less than 1% of our common stock outstanding.

(1)

Includes 1,000,000 shares of common stock, a senior secured convertible note that is convertible into 2,752,294 shares of common stock and warrants to purchase 1,875,000 shares of common stock.

(2)

Includes 328,440 shares held by Mr. Tiede as custodian under the Uniform Gift to Minors Act for the benefit of his children.  Also includes presently exercisable options to acquire 50,000 shares of common stock.

(3)

Includes 650,000 shares of common stock, warrants to purchase 1,046,000 shares of common stock and an unsecured convertible note that is convertible into 666,667 shares of common stock.

(4)

Includes 820,948 shares held by a limited liability company of which Mr. Benson and his spouse own a 40% equity interest.  Mr. Benson is the manager of the limited liability company and, as such, has voting and investment power with respect to all such shares.  Mr. Benson disclaims beneficial ownership of all such shares except to the extent of his equity interest therein.  Also includes presently exercisable options to acquire 116,667 shares of common stock.

(5)

Includes presently exercisable options to acquire 925,000 shares of common stock.

(6)

Includes warrants to acquire 566,667 shares of common stock and presently exercisable options to acquire 100,000 shares of common stock.

(7)

Includes presently exercisable options to acquire 300,000 shares of common stock.

(8)

Includes warrants to acquire 175,000 shares of common stock and presently exercisable options to acquire 100,000 shares of common stock.

(9)

Includes presently exercisable options to acquire 100,000 shares of common stock.

(10)

Includes warrants and presently exercisable options to acquire a total of 2,433,334 shares of common stock held by all directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2007, information regarding our compensation plans under which shares of our common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	4,826,755	$1.18	940,212
Total	4,826,755	$1.18	940,212

(1)

Our long-term incentive plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants.  The plan covers a total of 6,000,000 shares of our common stock.  As of December 31, 2007, options to purchase 233,033 shares of common stock had been exercised.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.  Other than the long-term incentive plan, we do not maintain any other equity compensation plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

On October 31, 2007, we entered into an exchange agreement with Mr. Leon Frenkel, who currently holds our unsecured convertible note in the principal amount of $1.0 million and related warrants.  Pursuant to the exchange agreement, we cancelled Mr. Frenkel’s C warrants to acquire up to 2,000,000 shares of our common stock at $2.10 per share and Mr. Frenkel’s D warrants to acquire up to 2,000,000 additional shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock to Mr. Frenkel.  In connection with the exchange agreement, we extended the expiration date applicable to certain A warrants and B warrants held by Mr. Frenkel from January 11, 2008 to December 3, 2008.

Mr. Richard Benowitz entered into a consulting agreement with us effective June 14, 2007 under the terms of which he received a warrant to acquire 500,000 shares of our common stock at an exercise price of $1.07 per share for services rendered in making available to us sales opportunities for deployment of our CodecSys technology.  The exercise price of $1.07 per share was equal to the market price of our common stock on the date of grant.  The warrant is exercisable for a period of three years and may be subject to cancellation under certain conditions.  On June 26, 2007, our board of directors unanimously voted to appoint Mr. Benowitz to the board.  Subsequent to Mr. Benowitz becoming a director, we cancelled the consulting agreement with him.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the warrant on the date of grant was determined to be $325,000.  For information and assumptions related to the calculation of the amounts recognized for financial statement purposes, see Note 2 (stock compensation) of the notes to audited financial statements included elsewhere in this report.  As of December 31, 2007, the value of the warrant, as measured by the difference between the market price of our common stock and the exercise price of the warrant, was $1,315,000.

Mr. William Boyd entered into a consulting agreement with us dated November 7, 2007 under the terms of which he received a warrant to acquire 100,000 shares of our common stock at an exercise price of $2.90 per share for services rendered in making available to us sales opportunities in our satellite networking business.  The exercise price of $2.90 was equal to the market price of our common stock on the date of grant.  The warrant is exercisable for a period of three years.  On November 9, 2007, our board of directors unanimously voted to appoint Mr. Boyd to the board, at which time his consulting agreement was terminated. For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the warrant on the date of grant was determined to be $175,000.  For information and assumptions related to the calculation of the amounts recognized for financial statement purposes, see Note 2 (stock compensation) of the notes to audited financial statements included elsewhere in this report.  As of December 31, 2007, the value of the warrant, as measured by the difference between the market price of our common stock and the exercise price of the warrant, was $80,000.

Applicable SEC rules require that we make certain disclosures regarding the independence of our directors pursuant to either the New York Stock Exchange or Nasdaq Stock Market rules governing independent board members.  In determining whether our directors and director nominees are considered to be independent, we have adopted the definition of independence as contained in the listing standards of the Nasdaq Stock Market.  The board has determined that all of our current directors are independent in accordance with such standards, except for Rodney M. Tiede, our president and chief executive officer.  For a description of certain factors considered by the board in making its determination of independence, see the discussion included in “Board and Committee Matters” under Item 10, “Directors, Executive Officers and Corporate Governance.”

For a description of our policies and procedures related to the review, approval or ratification of related person transactions, see “Conflict of Interest Policy” under Item 10, “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current and former independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2007	2006
Audit fees	$ 78,500	$ 83,000
Audit-related fees	--	--
Tax fees	2,900	2,250
All other fees	--	--
Total	$ 81,400	$ 85,250

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports, and registration statements under the Securities Act of 1933, as amended, filed with the SEC.  All audit fees incurred during 2006 and 2007 were pre-approved by the audit committee.

Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2006 and 2007 were pre-approved by the audit committee.

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

4.2

Form of A Warrant issued by Broadcast International to each of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the “Institutional Funds”).  (Incorporated by reference to Exhibit No. 4.3 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

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

10.4

Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.7 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.5

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

10.7

Termination and Release Agreement dated January 17, 2007 among Broadcast International, Yang Lan Studio Ltd., Broadvision Global, Ltd. and Sun Media Investment Holdings, Ltd. (Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2007.)

10.8

Securities Purchase Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.9

5% Convertible Note dated October 16, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.10

Registration Rights Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.11

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

10.13

Exchange Agreement dated October 31, 2007 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2007.)

10.14

Securities Purchase Agreement dated as of December 21, 2007, by and among Broadcast International and the investors listed on the Schedule of Buyers attached thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.15

Registration Rights Agreement dated as of December 21, 2007, by and among Broadcast International and the buyers listed therein.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.16

6.25% Senior Secured Convertible Promissory Note dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.17

Warrant to Purchase Common Stock dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.18

Security Agreement dated as of December 21, 2007, made by each of the parties set forth on the signatures pages thereto, in favor of the collateral agent listed therein.  (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

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

*   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: April 3, 2008	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 3, 2008	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 3, 2008	/s/ Reed L. Benson

By: Reed L. Benson
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 3, 2008	/s/ William Davidson

By: William Davidson
Its: Director

Date: April 3, 2008	/s/ James E. Solomon

By: James E. Solomon
Its: Director

Date: April 3, 2008	/s/ Kirby D. Cochran

By: Kirby D. Cochran
Its: Director

Date: April 3, 2008	/s/ Richard Benowitz

By: Richard Benowitz
Its: Director

Date: April 3, 2008	/s/ William Boyd

By: William Boyd
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Broadcast International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2007, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Broadcast International, Inc.’s internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah
April 2, 2008

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
ASSETS

Current assets
Cash and cash equivalents	$807,741	$16,598,300
Accounts receivable, net	851,473	220,834
Inventory	46,341	57,218
Prepaid expenses	1,400,361	2,449,236

Total current assets	3,105,916	19,325,588

Property and equipment
Furniture and fixtures	77,846	88,370
Leasehold improvements	237,108	247,010
Machinery and equipment	1,838,067	2,210,241
Accumulated depreciation and amortization	(1,765,963)	(1,904,307)

Property and equipment, net	387,058	641,314

Other assets
Patents, at cost	200,306	197,346
Debt offering costs	346,269	1,367,583
Technology licenses (net of $1,632,600 and $0 allowance, respectively)	1,142,400	--
Deposits and other assets	8,795	8,795

Total other assets	1,697,770	1,573,724

Total assets	$5,190,744	$21,540,626

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2006	2007
LIABILITIES:

Current liabilities
Accounts payable	$705,099	$640,292
Payroll and related expenses	202,335	460,236
Other accrued expenses	130,798	55,356
Unearned revenue	491,252	169,359
Current portion of long-term obligations (net of discount of $0 and $6,813, respectively)	666,637	47,692
Derivative valuation	4,631,500	14,267,600

Total current liabilities	6,827,621	15,640,535

Convertible debt (net of discount of $2,086,692 and $13,068,755, respectively)	1,413,308	2,931,245
Other long-term obligations	35,093	--
Deferred bonus payable	600,000	--

Total liabilities	8,876,022	18,571,780

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 26,953,262 and 37,775,034 shares issued and outstanding, respectively	1,347,663	1,888,752
Additional paid-in capital	35,715,634	65,289,354
Unexercised options and warrants	937,436	3,789,095
Subscriptions receivable	--	(25,000)
Accumulated deficit	(41,686,011)	(67,973,355)

Total stockholders’ equity (deficit)	(3,685,278)	2,968,846

Total liabilities and stockholders’ equity (deficit)	$5,190,744	$21,540,626

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2006	2007

Net sales	$5,380,869	$13,894,383	$4,297,784

Cost of sales	5,434,433	13,153,261	4,273,490

Gross margin (loss)	(53,564)	741,122	24,294

Operating expenses
Administrative and general	2,958,232	4,583,512	8,755,709
Selling and marketing	720,841	693,223	556,568
Production and maintenance	--	--	--
Research and development in process	812,581	2,323,843	1,274,792
Impairment of license rights	--	1,732,600	1,142,400

Total operating expenses	4,491,654	9,333,178	11,729,469

Total operating loss	(4,545,218)	(8,592,056)	(11,705,175)

Other income (expense)
Interest income	29,745	34,398	50,417
Interest expense	(1,149,209)	(1,894,620)	(2,120,215)
Derivative valuation loss	(12,000)	(1,266,300)	(12,526,260)
Loss on securities available for sale	--	(4,152,591)	--
Gain on forgiveness of debt	68,547	284,000	22,005
Other income (expense)	26,456	(10,740)	(8,116)

Total other income (expense)	(1,036,461)	(7,005,853)	(14,582,169)

Loss before income taxes	(5,581,679)	(15,597,909)	(26,287,344)

Provision for income taxes
Current tax expense	--	--	--

Total provision for income taxes	--	--	--

Net loss	$(5,581,679)	$(15,597,909)	$(26,287,344)

Loss per share – basic and diluted	$(0.27)	$(0.56)	$(0.85)

Weighted average shares basic and diluted	20,844,000	27,962,000	30,942,000

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Additional Paid-in Capital	Unexercised Options & Warrants	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2004	20,653,986	$1,032,699	$19,458,897	$--	$--	$(20,506,423)	$(14,827)
Common stock issued for cash	41,666	2,083	122,897	--	--	--	124,980
Common stock issued for services	307,000	15,350	1,061,820	--	--	--	1,077,170

Common stock issued to IDI debt holders	(22,801)	(1,140)	1,140	--	--	--	--

Common stock retained by debt conversion	844,966	42,248	802,718	--	--	--	844,966

Common stock issued on exercise of warrants	47,272	2,364	(2,364)	--	--	--	--
Warrants issued for services	--	--	315.600	--	--	--	315,600

Warrants issued for technology R & D	--	--	288,018	--	--	--	288,018
Beneficial conversion feature	--	--	4,832	--	--	--	4,832
Extinguishment of debt	--	--	(68,547)	--	--	--	(68,547)

Net loss	--	--	--	--	--	(5,581,679)	(5,581,679)
Balance, December 31, 2005	21,872,089	$1,093,604	$21,985,011	$--	$--	$(26,088,102)	$(3,009,487)

See the accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(CONTINUED)

			Additional Paid-in Capital	Unexercised Options & Warrants	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2005	21,872,089	$1,093,604	$21,985,011	$--	$--	$(26,088,102)	$(3,009,487)
Common stock issued for cash	1,162,110	58,106	1,685,060	--	--	--	1,743,166
Common stock issued for services	1,091,666	54,583	2,124,416	--	--	--	2,178,999

Common stock issued from debt conversion	333,334	16,667	1,130,133	--	--	--	1,146,800

Common stock issued in acquisition	994,063	49,703	1,938,423	--	--	--	1,988,126

Common stock issued for technology licenses	6,000,000	300,000	10,800,000	--	--	--	11,100,000

Common stock returned for termination of technology licenses	(4,500,000)	(225,000)	(8,100,000)	--	--	--	(8,325,000)

Loss on common stock issued on securities exchange	--	--	4,152,591	--	--	--	4,152,591

Unexercised options and warrants	--	--	--	937,436	--	--	937,436

Net loss	--	--	--	--	--	(15,597,909)	(15,597,909)
Balance, December 31, 2006	26,953,262	$1,347,663	$35,715,634	$937,436	$--	$(41,686,011)	$(3,685,278)

See the accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(CONTINUED)

			Additional Paid-in Capital	Unexercised Options & Warrants	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2006	26,953,262	$1,347,663	$35,715,634	$937,436	$--	$(41,686,011)	$(3,685,278)
Common stock issued for cash	4,215,569	210,778	6,112,558	--	(25,000)	--	6,298,336
Common stock issued for services and prepaid services	2,201,000	110,050	2,157,650	--	--	--	2,267,700

Common stock issued from debt conversion	1,630,332	81,517	4,193,028	--	--	--	4,274,545

Common stock issued in debt offering	1,000,000	50,000	3,700,000	--	--	--	3,750,000

Common stock issued from option exercises	3,573	179	1,692	--	--	--	1,871

Common stock issued for warrant exercises	1,771,298	88,565	13,408,792	--	--	--	13,497,357

Unexercised options and warrants	--	--	--	2,851,659	--	--	2,851,659

Net loss	--	--	--	--	--	(26,287,344)	(26,287,344)
Balance, December 31, 2007	37,775,034	$1,888,752	$65,289,354	$3,789,095	$(25,000)	$(67,673,355)	$2,968,846

See the accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2006	2007
Cash flows from operating activities:

Net loss	$(5,581,679)	$(15,597,909)	$(26,287,344)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,841	264,090	204,194
Loss (gain) on retirement of assets	24,050	2,656	(5,100)
Common stock issued for services	235,170	100,000	77,700
Common stock issued for cashless exercise of warrants	--	--	1,885,000
Common stock and options issued for research and development in process	288,018	--	--
Common stock issued for acquisition in excess of asset valuation	--	1,363,126	--
Unexercised options and warrant expense	--	937,436	2,599,659
Beneficial conversion expense	4,832	--	--
Extinguishment of debt	(68,547)	340,278	605,337
Accretion of senior convertible notes payable	624,998	888,892	646,351
Accretion of Frankel convertible note payable	--	59,140	333,336
Loss on disposition of securities	--	4,152,591	--
Derivative liability valuation	12,000	1,266,300	12,526,260
Allowance for doubtful accounts	62,660	38,564	(3,218)
Impairment of investment in license rights	--	1,732,600	1,142,400
Gain on forgiveness of debt	--	(284,000)	(22,005)
Changes in assets and liabilities:
Accounts receivable	(769,911)	296,597	633,858
Inventories	(215,213)	188,937	(10,877)
Prepaid and other assets	(145,489)	1,292,037	1,141,124
Debt offering costs	188,879	371,452	(769,314)
Accounts payable	1,036,332	(586,428)	(64,807)
Accrued liabilities	286,245	314,960	(423,134)
Deferred revenues	571,863	(285,689)	(321,893)
Net cash used in operating activities	(3,077,951)	(3,144,370)	(6,112,473)

Cash flows from investing activities:
Purchase of equipment	(131,003)	(148,383)	(455,490)
Proceeds from sale of assets	--	--	5,100
Related party note receivable (net)	--	(500,000)	--
Patents	(22,760)	--	--
Net cash used in investing activities	$(153,763)	$(648,383)	$(450,390)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2005	2006	2007
Cash flows from financing activities:
Principal payments – debt	$(70,187)	$(89,163)	$(974,081)
Stock issued from equity offering	124,980	1,743,166	6,298,337
Proceeds from the sale of stock	--	1,000,000	--
Proceeds from the exercise of stock options	--	--	1,871
Proceeds from the exercise of warrants	--	--	1,727,347
Loan financing	3,449,876	1,000,000	15,299,948
Cash received in acquisition	--	500,000	--
Net cash provided by financing activities	3,504,669	4,154,003	22,353,422

Net increase in cash and cash equivalents	272,955	361,250	15,790,559
Cash and cash equivalents, beginning of year	$173,536	$446,491	$807,741
Cash and cash equivalents, end of year	$446,491	$807,741	$16,598,300
Supplemental disclosure of cash flow information:
Interest paid	$90,000	$163,857	$1,111,345
Income taxes paid	$--	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
DECEMBER 31, 2007 AND 2006

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

On October 1, 2003, the Company (formerly known as Laser Corporation) acquired BI by issuing shares of its common stock representing 98% of the total equity ownership in exchange for all of the issued and outstanding BI common stock.  The transaction was accounted for as a reverse acquisition, or recapitalization of BI, with BI being treated as the accounting acquirer. Effective January 13, 2004, the company changed its name from Laser Corporation to Broadcast International, Inc.

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, for the years ended December 31, 2007 and 2006, the Company owned, on a fully diluted basis, approximately 51,177,218 common share equivalents of IDI, representing approximately 86% of the equity of IDI.

The audited consolidated financial statements herein include operations from January 1, 2005 to December 31, 2007. IDI produced losses from operations during the period; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2007 and 2006, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Current financial market conditions have had the effect of restricting liquidity of cash management investments and have increased the risk of even the most liquid investments and the viability of some financial institutions.  We do not believe, however, that these conditions will materially affect our business or our ability to meet our obligations or pursue our business plans.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2007, the United States Patent and Trademark Office had approved 2 patents.  Additionally, five foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,960 and $1,259 for the year ended December 31, 2007 and 2006, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2008, for each of the next five years is as follows:

Year ending December 31:
2008	$10,652
2009	10,652
2010	10,652
2011	10,652
2012	10,652

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

Stock Compensation

Beginning on January 1, 2006, we began accounting for stock-based compensation under the provisions of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), which requires the recognition of the fair value of stock-based compensation. We have used the modified prospective application. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.  We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  Financial statements for periods prior to 2006 have not been restated.  Had compensation cost for our stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2005, consistent with the provisions of SFAS No. 123, our approximate net loss and loss per share would have been the pro forma amounts indicated below:

2005

Net loss, as reported	$(5,581,679)
Addback:
Stock-based employee compensation expense determined under intrinsic value based method for all awards, net of related tax effects	--
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(815,548)

Pro forma net loss	$(6,397,227)

(Loss) earnings per share:
Basic and diluted – as reported	$(0.26)

Basic and diluted – pro forma	$(0.31)

The weighted average fair value of options granted during the year ended December 31, 2007 was $1.31 per share.  The fair values for the options granted in 2007 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	4.58%
Expected life (in years)	9.9
Expected volatility	83.71%
Expected dividend yield	0.00%

For the year ended December 31, 2007, we recognized $2,599,659 as non-cash compensation expense with $242,309 and $2,357,350 recorded in our research and development and general and administrative departments, respectively, for granted options vesting during the period. Options issued to directors are immediately vested, all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.  Included is (i) $1,199,000 resulting from 1,200,000 options granted to four directors, (ii) $446,197 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2007, (iii) $299,275 resulting from 565,000 warrants issued to four consultants, (iv) $500,000 for 600,000 warrants issued to two current members of our board of directors, prior to them becoming members of the board, (v) $118,327 resulting from the issuance of 507,500 options issued to non-executive management employees, (vi) $26,500 resulting from the issuance of 25,000 options to an individual for consulting services, and (vii) $10,360 for repriced options previously granted to executive management.

Additionally, warrants to acquire 7,203,056 shares of our common stock were granted as follows; (i) 4,215,556 to certain equity investors, (ii) 1,875,000 associated with our senior secured convertible 6.25% note, (iii) 112,500 as debt acquisition costs for our senior secured convertible 6.25% note and, (iv) 1,000,000 warrants were issued to an additional consultant, however, no services were rendered and the warrants were forfeited by the consultant.

The weighted average fair value of options granted during year ended December 31, 2006 was $1.25 per share.  The fair values for the options granted in 2006 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	4.69%
Expected life (in years)	10
Expected volatility	85.27%
Expected dividend yield	0.00%

For the year ended December 31, 2006 we recognized $937,436 as non-cash compensation expense with $203,798 and $733,638 recorded in our research and development and general and administrative departments, respectively, for granted options vesting during the period. Included is $538,300 resulting from 325,000 options granted to four outside directors, $331,640 for the vesting of unexercised options issued prior to January 1, 2006, and, $41,446 (of a total of $51,808) for repriced options previously granted to executive management which is being recognized over the remaining vesting period, and $26,049 for repriced options previously granted to non-executive management employees. No common stock or options to purchase common stock were issued to employees for compensation during the year ended December 31, 2006.

Due to unexercised options and warrants outstanding at December 31, 2007, we will recognize a total of $843,339 of additional compensation expense over the next three years for employees and consultants as a result of the adoption of FAS 123R based upon vesting parameters as shown below:

2008	$489,883
2009	242,300
2010	111,156
Total	$843,339

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

Revenue Recognition

We recognize revenue when evidence exists that there is an arrangement between us and our customers, delivery of equipment sold or service has occurred, the selling price to our customers is fixed and determinable with required documentation, and collectability is reasonably assured. We recognize as deferred revenue, payments made in advance by customers for services not yet provided.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $812,581, $2,323,843 and $1,274,792 of research and development costs for the years ended December 31, 2005, 2006 and 2007, respectively.

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

In 2007, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 21%, 21% and 16% of our revenues, respectively.  In 2006, we had 2 customers that individually constituted greater than 10% of our total revenues, which represented 63% and 11% of our revenues, respectively.  In 2005, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 27%, 18% and 17% of our revenues, respectively.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options and warrants outstanding during the year, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 16,034,019, 12,652,597, and 8,122,747, shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at December 31, 2007, 2006 and 2005, respectively. As we experienced a net loss during the years ended December 31, 2007, 2006 and 2005, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such options would be anti-dilutive.

Fair Value of Financial Instruments

Our financial instruments consist of cash, receivables, notes receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-

term nature of these items.  The aggregate carrying amount of the notes receivable and notes payable approximates fair value as the individual notes bear interest at market interest rates.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $9,633, $28,127 and $48,339, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements in order for them to conform to the classifications used for the 2007 year.

Note 3 – Accounts Receivable

Included in our $220,834 and $851,473 net accounts receivable for the years ending December 2007 and 2006, respectively, were (i) $192,831 and $658,102 for billed trade receivables, respectively; (ii) $35,106 and $238,580 of unbilled trade receivables, respectively; (iii) $5,421 and $3,035 for employee travel advances and other receivables, respectively; and (iv) $12,524 and $48,244 for allowance for uncollectible accounts, respectively.

Our accounts receivable include three customers whose combined balances represent approximately 67%, 54% and 68% of trade receivables as of December 31, 2007, 2006 and 2005, respectively, and whose related sales revenues account for approximately 19%, 80%, and 62% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.  The three largest customers in 2007 are not the same as the three largest customers in 2006 and 2005; specifically during 2006 we lost one of our larger customers.

Included in the numbers above is our single largest customer for the year ended December 31, 2007, 2006 and 2005, which provided 21%, 63% and 27% of total revenue and represented 10%, 38% and 52% of our trade receivables on December 31, 2007, 2006 and 2005, respectively. The largest customer in 2007 is not the same as the largest customer in 2006 and 2005. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

In 2007, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 21%, 21% and 16% of our revenues, respectively.  In 2006, we had 2 customers that individually constituted greater than 10% of our total revenues, which represented 63% and 11% of our revenues, respectively.  In 2005, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 27%, 18% and 17% of our revenues, respectively.

Note 4 – Investment in Interact Devices, Inc (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became CodecSys.  The following describes the various transactions for our investment in IDI.

During 2001 and 2002, we entered into various licensing agreements with IDI to license its technology. In addition to these license agreements, we purchased convertible preferred stock of IDI. On April 1, 2003, we entered into a stock purchase agreement (“Agreement”) with three of the co-founders of IDI to purchase shares of IDI owned by such co-founders. Amounts paid by us for such shares were capitalized as part of our investment in IDI.  Coincident to the Agreement, our President was granted the right to vote the remaining shares owned by the founders for a one year period, which resulted in us having the right to vote in excess of 60% of the voting stock of IDI.  Pursuant to the Agreement, the founders resigned as officers and members of the board of directors of IDI. Our management assumed operational control of IDI and was appointed to the IDI board.  To date, members of our management occupy 3 of the 5 IDI board seats.

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtain certain licensing rights, which had previously been sold to Streamware Solutions, AB by IDI.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI.

During the year ended December 31, 2007, we paid $105,280, which satisfied our obligation to the creditors of IDI. For each of the years ended December 31, 2006 and 2005, we had paid approximately  $70,187 of the $312,768 original obligation. The accounts payable balance remaining as of December 31, 2006 and 2005 was approximately $105,280, and $175,467 of which $70,187 and had been recorded as the current portion (for each year) with $35,093 and $105,280, respectively, as long-term debt.

Since May 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of December 31, 2007, 2006 and 2005, we have advanced an aggregate amount of  $1,572,453, $1,111,675 and $704,404, respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 5 – Long Term Obligations

Senior Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 which is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

In connection with the financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note.  The warrants and the embedded conversion feature and prepayment provision of the senior secured convertible notes have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

The $5.45 conversion price of the senior secured convertible note and the $5.00 exercise price of the warrants are subject to adjustment pursuant to standard anti-dilution rights.  These rights include (i)

equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $5.45 per share.

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

The senior secured convertible note contains a prepayment provision allowing us to prepay, in certain limited circumstances, all or a portion of the note.  The portion of the note subject to prepayment must be purchased at a price equal to the greater of (i) 135% of the amount to be purchased and (ii) the company option redemption price, as defined in the note.  Even if we elect to prepay the note, the note holder may still convert any portion of the note being prepaid pursuant to the conversion feature thereof.

We also entered into a registration rights agreement with the holder of the senior secured convertible note pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock, the shares of common stock issuable upon conversion of the note, the shares of common stock issuable as interest shares under the note and shares of common stock issuable upon exercise of the warrant under the Securities Act of 1933, as amended.  The holder is entitled to demand registration of the above-mentioned shares of common stock after six months from the closing of the securities purchase agreement in certain circumstances.

The securities purchase agreement under which the senior secured convertible note and related securities were issued contains, among other things, covenants that may restrict our ability to obtain additional capital, to declare or pay a dividend or to engage in other business activities.  A breach of any of these covenants could result in a default under our senior secured convertible note, in which event the holder of the note could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.  The securities purchase agreement provides that we cannot do any of the following without the prior written consent of the holder:

•

directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, our common stock;

•

issue any additional notes or issue any other securities that would cause a breach or default under the senior secured convertible note;

•

issue or sell any rights, warrants or options to subscribe for or purchase common stock or directly or indirectly convertible into or exchangeable or exercisable for common stock at a price which varies or may vary with the market price of the common stock, including by way of one or more reset(s) to any fixed price unless the conversion, exchange or exercise price of any such security cannot be less than the then applicable conversion price with respect to the common stock into which any note is convertible or the then applicable exercise price with respect to the common stock into which any warrant is exercisable;

•

enter into or affect any dilutive issuance (as defined in the note) if the effect of such dilutive issuance is to cause us to be required to issue upon conversion of any note or exercise of any warrant any shares of common stock in excess of that number of shares of common stock which we may issue upon conversion of the note and exercise of the warrants without breaching our obligations under the rules or regulations of the principal market or any applicable eligible market;

•

liquidate, wind up or dissolve (or suffer any liquidation or dissolution);

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any;

•

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible note.

As of December 31, 2007, we recorded an aggregate derivative liability of $8,620,100, and a derivative valuation gain of $203,800 to reflect the change in value of the aggregate derivate liability since December 21, 2007.  The aggregate derivative liability of $8,620,100 included $4,513,800 for the conversion feature and $4,106,300 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate between 3.07% and 3.35%, (ii) expected life (in years) of 3.00 for the conversion feature and 5.00 for the warrants; (iii) expected volatility of 80.76% for the conversion feature and 78.00% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $3.70.

The principal value of $15,000,000 of the 6.25% senior secured convertible note is being accreted over the term of the obligation, for which $112,669 was included in interest expense for the year ended December 31, 2007. The note bears a 6.25% annual interest rate payable quarterly, and for the year ended December 31, 2007,  $23,438 included in interest expense. On December 21, 2007, we paid $937,500 as interest for the first year of the note and at December 31, 2007 have recorded $914,062 as prepaid interest.

Unsecured Convertible Note

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into, on or prior to October 30, 2006, a convertible note securities agreement.  It was intended that the funding provided by Triage be replaced by a convertible note and accompanying warrants, as described below.  Effective November 2, 2006, we entered into securities purchase agreement, a 5% convertible note, a registration rights agreement, and four classes of warrants to purchase our common stock, all of which were with an individual note holder, the controlling owner of Triage, who caused our agreement with Triage to be assigned to him, which satisfied our agreement with Triage.

Pursuant to the securities purchase agreement, (i) we sold to the convertible note holder a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006; (ii) the convertible note bears an annual interest rate of 5%, payable semi-annually in cash or shares of our common stock; (iii) the convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share; and (iv) we issued to the convertible note holder four classes of warrants (A Warrants, B Warrants, C Warrants and D Warrants), which give the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A and B Warrants originally expired one year after the effective date of a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to register the subsequent sale of shares received from exercise of the A and B Warrants. The C Warrants and D Warrants originally expired eighteen months and twenty four months, respectively, after the effective date of a registration statement to be filed under the Securities Act.  The A Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D

Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

During the fourth quarter of the year ended December 31, 2007, the convertible note holder exercised 454,000 A Warrants at an exercise price of $1.60 per share providing $726,400 in funding to us. Additionally, we entered into an exchange agreement dated October 31, 2007 in which the convertible note holder received 650,000 shares of our common stock in exchange for cancellation of the C and the D Warrants.  The expiration date of the A Warrants and the B Warrants was extended from January 11, 2008 to December 3, 2008.

As of December 31, 2007 and 2006, we recorded an aggregate derivative liability of $4,148,700 and $3,270,800, and derivative valuation losses of $8,883,531 and $2,270,800, respectively, to reflect the change in value of the aggregate derivate liability since December 31, 2006 and October 28, 2006, respectively.  The aggregate derivative liability of $4,148,700 included $1,726,700 for the conversion feature and $2,422,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate between 3.05% and 3.34%, (ii) expected life (in years) of 1.80 for the conversion feature and 0.90 for the warrants; (iii) expected volatility of 91.47% for the conversion feature and 104.91% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $3.70.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $333,336 and $59,140 was included in interest expense for the years ended December 31, 2007 and 2006, respectively. The note bears a 5% annual interest rate payable semi-annually, and for the years ended December 31, 2007 and 2006, $50,000 and $8,751, respectively, was included in interest expense.

Senior Secured 6% Convertible Notes

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights, to four institutional funds.  The senior secured convertible notes were originally due May 16, 2008 and were originally convertible into 1,200,000 shares of our common stock at a conversion price of $2.50 per share.  On March 16, 2006, we entered into a waiver and amendment agreement (discussed below), which adjusted the conversion rate to $1.50 per share.  The warrants and the embedded conversion feature of the senior secured convertible notes have been accounted for as derivatives pursuant to EITF 00-19 and SFAS No. 133.

We issued to the note holders a total of 600,000 A warrants and 600,000 B warrants to purchase common stock with an exercise price of $2.50 and $4.00, respectively.  The $2.50 conversion price of the senior secured convertible notes and the $2.50 and $4.00 exercise price of the A Warrants and the B Warrants, respectively, are subject to adjustment pursuant to standard anti-dilution rights. On March 16, 2006, we entered into a waiver and amendment agreement (discussed below), which adjusted the exercise price of both the A and B warrants to $2.00 per share.  These anti-dilution rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of the common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.50 per share. In no event, however, will the conversion price or exercise price be adjusted below $0.50 per share for the reset provision.

The conversion feature and the prepayment provision of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model.  The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the  derivatives are evaluated and adjusted to current fair value.  The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  The prepayment provision was not exercisable by us until May 16, 2007, and then only in certain limited circumstances.  For all periods since the issuance of the senior secured convertible notes, the derivative value of the prepayment provision has been nominal and has not had any offsetting effect on the valuation of the conversion feature of the notes.

The senior secured convertible notes required that we secure an effective registration statement with the Securities and Exchange Commission within 120 days from May 16, 2005 (September 13, 2005). Section 4(a) of the senior secured convertible notes enumerated circumstances that are considered an event of default. The remedies for default provide that if an event of default occurs and is continuing, the holders may declare all of the then outstanding principal amount of the notes and any accrued and unpaid interest thereon to be immediately due and payable in cash.  In the event of an acceleration, the amount due and owing to the holders is 125% of the outstanding principal amount of the notes and interest on such amount is calculated using the default rate of 18% per annum if the full amount is not paid within one business day after acceleration.  We were in default under Section 4(a)(viii), related to the effective date of our registration statement, beginning October 13, 2005 until February 3, 2006, at which time the event of default was cured and is no longer continuing.  For the years ended December 31, 2006 and 2005, we recorded $66,000 and $218,000, respectively, as additional interest expense for this default.

On March 16, 2006, we entered into a waiver and amendment agreement with the four institutional funds regarding our default discussed above.  Under the terms of the waiver, the institutional funds terminated a forbearance agreement and waived any and all defaults under the senior secured convertible notes and related transaction agreements.  In consideration of the waiver, we and the funds agreed to amend the transaction agreements as follows: (i) Section 3.12 of the securities purchase agreement was deleted, which provision gave the funds a preemptive right to acquire any new securities issued by us; (ii) Section 3.15(c) of the securities purchase agreement was deleted, which provision prohibited us from completing a private equity or equity-linked financing; (iii) the conversion price, at which the notes are convertible into shares of our common stock, was amended to be $1.50 instead of $2.50; (iv) the exercise price, at which all warrants (A warrants and B warrants) held by the funds are exercisable, was changed to $2.00 (which exercise price was subsequently reduced to $1.50 due to applicable antidilution provisions); and (v) the notes were amended by adding a new event of default, which is that if we fail to raise and receive at least $3,000,000 in cash net proceeds through one or more private or public placements of its securities by September 30, 2006, we would have been in default under the notes.

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

On April 4, 2007, one of the institutional funds converted an aggregate of $100,000 of its convertible notes into 66,667 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $1,750,000 to $1,650,000.

On September 13, 2007, one of the institutional funds assigned $54,505 of its convertible note and certain associated warrants to a third party.

On September 25, 2007, two of the institutional funds converted an aggregate of $225,000 of their convertible notes into 150,000 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $1,650,000 to $1,425,000.

During October 2007, four of the institutional funds converted an aggregate of $1,091,944 of their convertible notes into 727,963 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $1,425,000 to $333,056.

During November 2007, one of the institutional funds converted an aggregate of $278,551 of its convertible notes into 185,701 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $333,056 to $54,505.

During the fourth quarter of the year ended December 31, 2007, four of the institutional funds exercised an aggregate of 667,298 of their A and B warrants at an exercise price of $1.50 providing $1,000,947 in funding to us.  As of December 31, 2007, there were 532,702 remaining warrants outstanding.

As of December 31, 2007 and 2006, we recorded an aggregate derivative liability of $1,498,800 and $1,360,700 and a derivative valuation loss of $3,846,529 and a valuation gain of $1,004,500 to reflect the change in value of the aggregate derivate liability since December 31, 2006 and 2005, respectively.  The aggregate derivative liability of $1,498,800 included $81,800 for the conversion feature and $1,417,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 3.49% for conversion feature and 3.06% for warrants; (ii) expected life (in years) of 0.40 for the conversion feature and 2.40 for the warrants; (iii) expected volatility of 87.99% for the conversion feature and 85.37% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $3.70.

The principal value of $54,505 of the senior secured convertible notes outstanding since September 13, 2007 is being accreted over the term of the obligations, for which $533,682, $888,892 and $624,998 was included in interest expense for the years ended December 31, 2007, 2006 and 2005, respectively.  The notes bear a 6% annual interest rate payable semi annually, and for the years ended December 31, 2007, 2006 and 2005, $90,805, $159,083 and $112,500, respectively, was included in interest expense.

Convertible Line of Credit Promissory Note

On December 23, 2003, we entered into a convertible line of credit for up to $1,000,000 with Meridel LTD and Pascoe Holdings LTD, both foreign corporations. We could obtain advances as needed to fund operating expenses. On June 30, 2004, the line of credit was amended to increase the limit from $1,000,000 to $2,000,000 with the original due date of the line of credit extended from March 31, 2005 to April 1, 2006. Any portion of the note under the line of credit is convertible at the lenders’ sole discretion, for shares of our common stock at the rate of $1.00 per share. During the years ended December 31, 2004 and 2003, we borrowed $1,095,110 and $99,980, respectively, making the aggregate amount borrowed at December 31, 2004, $1,195,090.  On September 30, 2004, the lenders exercised their conversion rights and converted a total of $800,000 ($400,000 each) of the $1,195,090 into 800,000 shares of common stock. The remaining balance of the note at December 31, 2004 was $395,090.

During the year ended December 31, 2005, we borrowed $449,876 and on December 30, 2005 the lenders exercised their conversion rights and converted the aggregate total of the note of $844,966 ($422,483 each) into 844,966 shares of our common stock.  As of December 31, 2005, all amounts borrowed pursuant to the convertible line of credit have been converted to common stock.

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

IDI Bankruptcy Settlement

On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI.

During the year ended December 31, 2007, we paid $105,280, which satisfied our obligation to the creditors of IDI. For each of the years ended December 31, 2006 and 2005, we had paid approximately  $70,187 of the $312,768 original obligation. The accounts payable balance remaining as of December 31, 2006 and 2005 was approximately $105,280, and $175,467 of which $70,187 and had been recorded as the current portion (for each year) with $35,093 and $105,280, respectively, as long-term debt. See Note 4 – Investment in Interact Devices, Inc.

Note 6 – Operating Leases

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under an 36-month lease, the term of which ends October 31, 2010.  The lease covers approximately 13,880 square feet of office space leased at a rate of $25,159 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $8,797 per month.  The studio lease expires on November 30, 2008.  We also occupy 1,630 square feet of office space located at 160 Blue Ravine, Folsom, California 95630, on a month-to-month basis, at a cost of $2,600 per month.  We use this space for development of our CodecSys technology.  We have no other properties.  We recognized rent expense of approximately $472,106, $456,300, and $446,600, in 2007, 2006 and 2005, respectively.

We also lease copy machines on multi-year leases that expire in February 2009 and February 2010 at a minimum rate of $918 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2007 are as follow:

2008	$413,717
2009	317,002
2010	263,713
$994,432

Note 7 – Income Taxes

The (expense) benefit for income taxes differs from the amount computed at the federal statutory rates as follows:

	Year Ended December 31,
	2005	2006	2007

Federal income tax (expense) benefit at statutory rates:	$1,869,500	$2,459,053	$2,483,790
State income tax (expense) benefit at statutory rates	98,395	361,931	130,725
Options issued in contract terminations	--	--	--
Other	--	--	--
Change in valuation allowance	(1,967,895)	(2,820,984)	(2,614,515)
	$--	$--	$--

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2006	2007

Assets
Net operating loss carry forwards	$10,210,485	$9,875,445
General business and AMT credit carry forwards	629,915	129,494
Deferred compensation	325,700	179,492
Allowance for doubtful accounts	--	4,885
Depreciation	4,155	39,235
Total deferred tax assets	11,170,255	10,228,551

Liabilities	--	--

Total deferred tax liabilities	--	--

Net deferred tax assets and liabilities	11,170,255	10,228,551

Valuation allowance	(11,170,255)	(10,228,551)

Total, net deferred tax assets	$--	$--

We have net operating loss carry forwards for tax purposes of approximately $25,000,000 at December 31, 2007 available to offset future taxable income, which begin to expire in 2007.  Should a change of more than 50 percent in our ownership occur, any future benefits from such carry forwards might be substantially lost.  During the year ended December 31, 2003, we had a change of over 50% ownership due to the reverse acquisition of Laser Corporation. Therefore, net operating losses of approximately $2,253,000 were excluded from future use and are excluded from the $26,000,000 noted above.  At December 31, 2006, a valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2007.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses.  As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.  The tax years 2005, 2006 and 2007 federal returns remain open to examination by the Internal Revenue Service and by other taxing jurisdictions to which we are subject.

Note 8 – Preferred and Common Stock

We have authorized two classes of stock, preferred stock with no par value and common stock with a $0.05 par value. No preferred stock has been issued, while 37,775,034 shares of common stock were issued and outstanding at December 31, 2007. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the period 2000 through 2004, we sold an aggregate of 4,500,000 shares of common stock to a British Virgin Islands corporation.  On January 31, 2002, we amended a purchase agreement with this corporation, which required us to create a bonus pool of $600,000 payable to employee/shareholders at our discretion.  Distribution of the $600,000 bonus pool was made during the year ended December 31, 2007, to five members of the management team and two executive officers.

On October 16, 2006, we held a special meeting of our shareholders.  At the meeting, we approved and adopted an amendment to our authorized capital that increased our authorized common stock from 40,000,000 shares to 180,000,000 shares and our authorized preferred stock from 10,000,000 shares to 20,000,000 shares.

Private Placement Memoranda

On March 1, 2007, the board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of our common stock at a price of $1.50 per share, which was subsequently amended to allow us to raise up to $6,000,000 on the same terms.  Each purchaser in the offering received a warrant to acquire one share of our common stock for each share of common stock purchased.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.  As of December 31, 2007, we had raised proceeds of $5,975,317 from the sale of 3,983,557 shares of stock.

On February 27, 2006, the board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share. Each purchaser in the offering received a warrant to acquire one share of our common stock for each share of common stock purchased.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.  As of December 31, 2006, we had raised aggregate proceeds of $1,743,166 from the sale of 1,743,166 shares of our common stock.  In the first quarter of 2007, prior to commencement of the offering described above, we raised proceeds of $348,020 from the sale of 232,012 shares of our common stock.

At different times during the year ended December 31, 2005, we entered into various private placement transactions with qualified investors pursuant to which we sold 41,666 shares of common stock resulting in $124,980 in proceeds.  In each of the transactions, each purchased share included an attached warrant to acquire one share of our common stock within one year at a purchase price of $0.50 per share greater than the subscription price of the share purchased.

Note 9 – Stock Option Plan

We have adopted a stock option plan available to our employees. Options to purchase shares of our common stock are granted at a price not less than 100% of the estimated market price on the date granted. Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted except to stockholders who own greater than 10% of our outstanding shares, for whom options expire 5 years after being granted. Options granted generally vest on a three-year vesting schedule, after the first year vesting at the rate of one-third each year. Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited.  The following table summarizes option and warrant activity during the years ended December 31, 2005, 2006 and 2007.

	Options and Warrants Outstanding	Options or Warrants Price Per Share

Outstanding at January 1, 2005	6,415,650	$ 0.02	–	$45.90
Options granted	605,000	2.25	–	3.30
Warrants issued	1,361,667	2.50	–	4.00
Expired	(134,107)	3.50	–	45.90
Forfeited	(5,463)	0.33	–	4.00
Exercised	(120,000)	2.50	–	2.50

Outstanding at December 31, 2005	8,122,747	0.02	–	45.90
Options granted	325,000	1.17	–	2.30
Warrants issued	12,562,123	1.17	–	3.00
Expired	(2,854,967)	3.50	–	36.25
Forfeited	(5,502,306)	0.55	–	4.00
Exercised	--	--	–	--

Outstanding at December 31, 2006	12,652,597	0.02	–	45.90
Options granted	1,732,500	0.95	–	3.70
Warrants issued	8,368,056	1.06	–	5.00
Expired	(400)	9.50	–	9.50
Forfeited	(1,593,863)	0.02	–	4.00
Exercised	(5,124,871)	0.33	–	3.00

Outstanding at December 31, 2007	16,034,019	$ 0.02	–	$45.90

The following table summarizes information about stock options and warrants outstanding at December 31, 2007.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price

$0.02-0.04	1,264,495	2.32	$0.03	1,264,495	$0.03
0.33-0.95	1,681,543	6.82	0.72	1,431,543	0.68
1.06-6.25	13,084,381	3.44	2.47	12,709,548	2.47
9.50-11.50	2,000	3.52	10.65	2,000	10.65
36.25-45.90	1,600	2.67	41.08	1,600	41.08

$0.02-45.90	16,034,019	3.71	$2.10	15,409,186	$2.11

Note 10 – Retirement Plan

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan. We match contributions up to 100% of the first 3% of a participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2007, 2006 and 2005, we made matching contributions totaling $76,212, $77,379, and $65,209, respectively.

Note 11 – First Securities ASA

We entered into an engagement agreement dated October 11, 2005 with First Securities ASA, a leading Norwegian investment-banking firm, to provide investment-banking services regarding a potential initial public offering of our common stock on the Oslo Stock Exchange.  The agreement contemplated, among other things, that we would raise between $10 and $25 million by the end of the first quarter of 2006, subject to development of our revenues and profitability, market conditions in general, acceptance for listing by the Oslo Stock Exchange and the interest for our shares in the capital markets.  We paid a retainer of $200,000 to First Securities and incurred $222,951 of additional expenses. All expenses have been included in general and administrative expense. We have not been able to secure any funding through First Securities and have ceased efforts to do so.

Note 12 – Video Processing Technologies Inc. Acquisition

On January 27, 2006, we acquired 100% of the common stock of Video Processing Technologies Inc. (“VPTI”) in exchange for an aggregate of 994,063 shares of our common stock.  VPTI had no revenues in 2005 or 2006 prior to the acquisition. Prior to this acquisition, VPTI had entered into a license agreement with the University of California, San Diego, related to certain patent pending technology which our management anticipated incorporating into the CodecSys technology. In this transaction, we recognized $1,363,126 as non-cash research and development in process expense. On December 31, 2006, management conducted a recoverability evaluation of the technology and recorded a $100,000 non-cash expense as impairment of technology license.

The following pro forma condensed combined balance sheets have been prepared using the historical financial statements of Broadcast International, Inc. (audited) and VPTI (unaudited). VPTI was formed on December 12, 2005 and had no revenues or expenses in 2006 prior to the acquisition and, therefore, no proforma combined statement of operations is presented.

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

Note 13 – Sun New Media and Yang Lan Studio Agreements

On August 15, 2006, we entered into various material agreements with certain foreign corporations related to the acquisition of investment capital and licensing of technology.  These agreements are identified and summarized below, all of which were simultaneously terminated on August 15, 2006, except for the e-publishing license as noted below.

i) We entered into a stock exchange agreement with Sun Media Investment Holdings Ltd., or Sun Media, a British Virgin Islands corporation dated August 15, 2006, pursuant to which we issued 3,000,000 restricted shares of our common stock to Sun Media in exchange for 1,515,544 restricted shares of common stock of Sun New Media, Inc., a Minnesota corporation traded on the OTCBB.  The stock exchange agreement also contained a covenant on our part to cause the appointment of Mr. Bruno Wu to our board of directors. Mr. Wu is a principal and controlling shareholder of Sun Media and the Chairman of the Board of Sun New Media, Inc. We and Sun Media have each agreed, pursuant to lock up agreements executed as part of the transaction, not to sell the shares of stock received in the transaction before January 1, 2008.

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

iv) We entered into a stock purchase agreement with YLS, dated August 15, 2006, providing for the sale of 666,667 restricted shares of our common stock to YLS at a purchase price of $1.50 per share for a total consideration of $1,000,000.  Pursuant to the stock purchase agreement, we also issued warrants to YLS, including four classes of warrants (A warrants, B warrants, C warrants and D warrants), which give YLS the right to purchase an additional 5,500,000 shares of our common stock as described below. The A warrants and B warrants expire one year after the effective date of a registration statement filed under the Securities Act, to register the subsequent sale of shares received from exercise of the A warrants and B warrants. The C warrants and D warrants expire eighteen months and twenty-four months, respectively, after the effective date of a registration statement to be filed under the Securities Act.  The A warrants grant YLS the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B warrants grant YLS the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C warrants grant YLS the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D warrants grant YLS the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

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

On January 22, 2007, we and the foreign corporations agreed pursuant to a termination and release agreement (“Termination Agreement”) effective December 31, 2006 to terminate all except one of the above described agreements and to amend the remaining agreement.

The following summarizes the principal terms of the Termination Agreement:

Stock Purchase Agreement.  The stock purchase agreement between us and YLS was terminated.  The Termination Agreement provided for the cancellation of 666,667 shares of our common stock originally issued to YLS under the stock purchase agreement and we paid to YLS the sum of $500,000 in cash and assigned our rights to YLS under a memorandum of understanding with Validian, Inc. (pursuant to which we had previously advanced $500,000 to Validian).  In addition, A, B, C and D warrants granting to YLS the right to acquire up to 5,500,000 shares of our common stock at prices ranging from $1.60 per share to $3.00 per share were all cancelled.

Stock Exchange Agreement.  The stock exchange agreement with Sun Media was cancelled.  The Termination Agreement provides for Sun Media to return to us 3,000,000 shares of our common stock and us to Sun Media 1,515,544 shares of Sun New Media, Inc. common stock.

Broadvision License.  The technology license between us and BGL was cancelled.  The Termination Agreement provides that BBIT will surrender to us 1,000,000 shares of our common stock and that such shares will be cancelled.  The remaining 1,000,000 shares of our common stock originally issued in consideration of this license shall remain outstanding, but shall be deemed to be consideration for the e-publishing license as described below.

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

In the Termination Agreement, Dr. Bruno Wu resigned as a member of our board of directors.

Note 14 – Supplemental Cash Flow Information

2007

•

During the year ended December 31, 2007, we issued 21,000 shares of our common stock, with a value of $77,700, which was included in general and administrative expense, to a corporation for services rendered for us. Additionally, 2,180,000 shares of our common stock were issued to four corporations which provide investor relations services for us. The value of the shares issued for investor relation services of $2,190,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

Year	Amount

2007	$ 1,020,247
2008	1,011,405
2009	158,348

Total	$ 2,190,000

•

On March 1, 2007, the board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of our common stock at a price of $1.50 per share, which was subsequently amended to allow us to raise up to $6,000,000 on the same terms.  Each purchaser in the offering received a warrant to acquire one share of our common stock for each share of common stock purchased.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.  As of December 31, 2007, we have raised proceeds of $5,975,317 from the sale of 3,983,557 shares of stock.

•

On February 27, 2006, the board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share, which price was lowered in certain transactions.  Each purchaser in the offering received a warrant to acquire one share of our common stock for each share of common stock purchased.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.  As of December 31, 2007 and 2006, we had raised aggregate proceeds of $2,091,186 and $1,743,166 from the sale of 1,975,178 and 1,743,166 shares of our common stock, respectively.  Included in the figures above was $348,020 in proceeds from the sale of 232,012 shares of common stock in the year ended December 31, 2007.

•

During the year ending December 31, 2007, four of the institutional funds converted an aggregate of $2,445,495 of their senior secured 6% convertible notes into 1,630,332 shares of our common stock resulting in an extinguishment of debt non-cash expense in the amount of $605,337 included as interest expense.

•

An aggregate non-cash expense of $908,684 was recorded for the accretion of (i) the senior 6% convertible notes of $533,682, (ii) the senior 6.25% convertible note of $41,666, (iii) the unsecured convertible note of $333,336, as interest expense. See Note 6.

•

For the year ended December 31, 2007, an aggregate of 5,121,298 warrants were exercised resulting in $1,727,347 in proceeds and the issuance of 1,771,298 shares of our common stock with a valuation of $13,497,356.  Included in the figures above are (i) 667,298 warrants were exercised resulting in $1,000,947 in proceeds and the issuance of 667,298 shares of common stock from the exercise of four of the institutional funds of the senior secured 6% convertible note holders, (ii) 454,000 warrants were exercised resulting in $726,400 in proceeds and the issuance of 454,000 shares of common stock from the exercise of the unsecured convertible note holder, (iii) 4,000,000 warrants were exercised resulting from a cashless exercise and the issuance of 650,000 shares of common stock from the exercise of  the unsecured convertible note holder.

2006

•

During the year ended December 31, 2006, we issued 50,000 shares of our common stock, with a value of $100,000, which was included in general and administrative expense, to a corporation for services rendered for us. Additionally, 1,041,666 shares of our common stock were issued to two individuals and three corporations which provide investor relations services for us. The value of the shares issued for investor relation services of $2,078,999 was recorded as a prepaid expense and will be recognized over the service periods as follows:

Year	Amount

2006	$ 1,247,499
2007	748,068
2008	83,432

Total	$ 2,078,999

•

On January 27, 2006, we acquired 100% of the common stock of VPTI in exchange for an aggregate of 994,063 shares of our common stock. In this transaction, we received $500,000 in cash and recognized $1,363,126 as common stock issued for acquisitions in excess of asset valuation.  We recorded $25,000 as prepaid consulting fees at the date of the transaction, of which $2,080 still remained in prepaid assets as of December 31, 2006.  We also recorded a prepaid license of $100,000 at the date of the transaction, however, on December 31, 2006 management conducted a recoverability evaluation and recorded a $100,000 non-cash expense as impairment of technology license.  See Note 12.

•

On February 27, 2006, the board of directors approved a private placement offering in anticipation of raising up to $4,500,000 by selling 3,000,000 shares of common stock at a price of $1.50 per share.  Each purchaser in the offering received a warrant to acquire one share of common stock for each share of common stock purchased.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.  As of December 31, 2006, we had raised proceeds of $1,743,166 from the sale of 1,162,110 shares of common stock.

•

On April 21, 2006, two institutional funds converted an aggregate of $500,000 of their senior secured convertible notes into 333,334 shares of our common stock. See Note 5.

•

An aggregate non-cash expense of $788,310 was recorded for the accretion of (i) the senior convertible 6% notes of $729,170, and (ii) the unsecured convertible note of $59,140, as interest expense. See Note 5.

•

We entered into a stock exchange agreement with Sun Media, dated August 15, 2006, pursuant to which we issued 3,000,000 shares of our common stock to Sun Media in exchange for 1,515,544 shares of common stock of Sun New Media, Inc.  On January 22, 2007, both parties agreed to cancel the agreement effective December 31, 2006. The cancellation provided for Sun Media to return to us our common stock and us to return the shares of Sun New Media, Inc. common stock to Sun Media. Between August 15, 2006 and December 31, 2006, the value of the Sun New Media, Inc. shares decreased in value by $4,152,591 which was recorded as a permanent loss on securities available for sale for the year ended December 31, 2006. See Note 13.

•

We entered into a technology license agreement with YLS dated August 15, 2006, pursuant to which we received a license to use and distribute certain e-publishing reader technology.  In exchange for the license, we issued 4,000,000 shares of our common stock.  On January 22, 2007, both parties agreed to amend the agreement effective December 31, 2006. The license agreement was amended and 3,500,000 shares of the 4,000,000 shares of our common stock originally issued in consideration of this license was surrendered to us for cancellation. Additionally, 1,000,000 shares originally provided for a license with BGL, was deemed to be consideration for the e-publishing technology. On December 31, 2006, management conducted a recoverability evaluation and recorded a $1,632,600 valuation allowance pertaining to this technology license. See Note 13.

•

During the year ended December 31, 2006, we issued a $1,000,000 three year, 5% unsecured convertible note.  See Note 5.  Additionally, pursuant to the stock purchase agreement with YLS and subsequent termination agreement, we received a net $500,000 funding for the year ended December 31, 2006, on a short term note due YLS.  See Note 5. This note has subsequently been paid in full.

2005

•

354,272 shares of common stock valued at $1,392,770 were issued as compensation for services rendered by consultants. Of the 354,272 shares issued, 47,272 resulted from a cashless exercise options made available from 120,000 warrants issued to purchase common stock at an exercise price of $2.50 per share. Of the $1,392,770, $235,170 was for services rendered immediately while $1,157,600 was for services rendered over a period of time or were the result of costs associated with our senior convertible debt; therefore, they have been recorded as prepaid expense to be recognized over the length of each individual contract. As of December 31, 2005, the following indicates the expected pre-paid consulting expense to be recognized and included in general and administrative expense:

Year	Amount

2005	$ 288,167
2006	563,908
2007	222,197
2008	83,328

Total	$1,157,600

•

A non-cash research and development in process expense of $288,018 was recorded for warrants to purchase (i) 130,000 shares of common stock at an exercise price of $2.95 per share, issued to a consultant for the rights to use its patent pending technology and (ii) 100,000 shares of common stock, vesting over a 3-year period, at an exercise price of $2.55 per share, issued to two individuals serving on our technology committee for work performed in enhancing and evaluating the CodecSys technology.  A total value of $227,000 for these warrants was determined using a Black-Scholes pricing model and we recorded an $18,918 expense in research and development in process for the year.

•

$4,832 of beneficial conversion feature expense was recognized on the convertible line of credit, which was recorded as an increase to additional paid-in capital and interest expense.  Additionally, we recognized $68,547 of gain on extinguishment of debt as other income and a reduction in additional paid-in capital. See Note 5.

•

A non-cash expense of $624,998 was recorded for the accretion of the senior convertible debt as interest expense. See Note 5.

•

A non-cash loss of $18,000 was recorded in other income expense as part of the valuation of the embedded derivative associated with the senior convertible debt. See Note 5.

•

844,966 shares were issued to satisfy $844,966 of debt on the convertible line of credit.  See Note 5.

•

22,801 shares of common stock of were returned by former debt holders of IDI. See Note 4.

Note 15 – Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  We will adopt SFAS 157 for financial assets and liabilities on January 1, 2008.  We anticipate that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.  FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, was issued in February 2008.  This staff position delays the effective date for implementation of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective for us beginning January 1, 2008.  We anticipate that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51". SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning January 1, 2009.  Early adoption is not permitted.  We are evaluating the impact these statements will have on our consolidated financial statements.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operation, financial position and cash flows.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future consolidated financial statements.

Note 16 – Liquidity

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have historically incurred significant losses which have resulted in a total retained deficit of $67,973,355 at December, 31, 2007.  Although for the fiscal years ended December 31, 2005, 2006 and 2007, we have losses from operations and have used cash in our operating activities in excess of our revenues, we have satisfied all of our debt obligations prior to their maturity dates and currently have a positive net tangible book value.  In connection with the preparation of our financial statements for the year ended December 31, 2007, we have analyzed our cash needs for fiscal 2008.  Based on this analysis, we believe that our available cash will be sufficient to meet our current working capital, capital expenditure, and other cash requirements for fiscal 2008.  Further, we have sufficient cash and marketable securities to fully implement our current business plan.  We do not expect to seek additional capital through the issuance of debt or equity securities at any time in the next two years.  After that time, should it be necessary, our ability to obtain financing through the offer and sale of our securities is subject to market conditions and other factors beyond our control.  We cannot be assured that we will be able to obtain financing on favorable terms or at all at that time.

Note 17 – Related Party Transactions

On October 31, 2007, we entered into an exchange agreement with the holder of our unsecured convertible note in the principal amount of $1.0 million and related warrants.  Pursuant to the exchange agreement, we cancelled the holder’s warrants to acquire up to 2,000,000 shares of our common stock at $2.10 per share and other warrants to acquire up to 2,000,000 additional shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock.  In connection with the exchange agreement, we extended the expiration date applicable to the note holder’s outstanding warrants from January 11, 2008 to December 3, 2008.

A current director entered into a consulting agreement with us effective June 14, 2007 under the terms of which he received a warrant to acquire 500,000 shares of our common stock at an exercise price of $1.07 per share for services rendered in making available to us sales opportunities for deployment of our CodecSys technology.  The exercise price of $1.07 per share was equal to the market price of our common stock on the date of grant.  The warrant is exercisable for a period of three years and may be subject to cancellation under certain conditions.  On June 26, 2007, our board of directors unanimously voted to appoint this individual to the board.  Subsequent to him becoming a director, we cancelled the consulting agreement with him.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the warrant on the date of grant was determined to be $325,000.  For information and assumptions related to the calculation of the amounts recognized for financial statement purposes, see Note 2 (stock compensation).

Another current director entered into a consulting agreement with us dated November 7, 2007 under the terms of which he received a warrant to acquire 100,000 shares of our common stock at an exercise price of $2.90 per share for services rendered in making available to us sales opportunities in our satellite networking business.  The exercise price of $2.90 was equal to the market price of our common stock on the date of grant.  The warrant is exercisable for a period of three years.  On November 9, 2007, our board of directors unanimously voted to appoint this individual to the board, at which time his consulting agreement was terminated. For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the warrant on the date of grant was determined to be $175,000.  For information and assumptions related to the calculation of the amounts recognized for financial statement purposes, see Note 2 (stock compensation).

Note 18 – Subsequent Events

During the first quarter of the year ending December 31, 2008, three institutional funds that previously held our senior secured 6% convertible notes exercised an aggregate of 500,000 of their A and B warrants at an exercise price of $1.50 per share, providing $750,000 in funding to us.  As of March 31, 2008, there were 32,702 warrants outstanding.

During the first quarter of the year ending December 31, 2008, the company granted stock options under our existing stock option plan to purchase an aggregate of 272,000 shares of our common stock.  The exercise prices of the options were equal to the market prices of our common stock on the dates of grant.  The stock options were granted to new employees of the company, and did not include any executive officers.

On January 28, 2008, the holder of $54,505 principal amount of our senior secured 6% convertible notes converted the outstanding amount into 36,337 shares of our common stock.  Upon completion of this conversion, all of our senior secured 6% convertible notes were retired.

On March 17, 2008, we issued a total of 160,000 shares of our common stock to a corporation and its principal shareholder for services rendered during the past year pursuant to contract entered into with the corporation.

Exhibit Index

(a) Exhibits
Exhibit Number	Description of Document
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

4.2

Form of A Warrant issued by Broadcast International to each of Gryphon Master Fund, L.P., GSSF Master Fund, LP, Bushido Capital Master Fund, LP and Gamma Opportunity Capital Partners, LP (the “Institutional Funds”).  (Incorporated by reference to Exhibit No. 4.3 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

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

10.4

Registration Rights Agreement dated May 16, 2005 among Broadcast International and the Institutional Funds.  (Incorporated by reference to Exhibit No. 10.7 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

10.5

Stock Purchase and Option Grant Agreement dated February 6, 2004 among Broadcast International and certain principals and shareholders of Streamware Solutions AB.  (Incorporated by reference to Exhibit No. 10.9 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005.)

i

10.6

Technology License Agreement – e-publishing technology – dated August 15, 2006 between Broadcast International and Yang Lan Studio Ltd. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2006.)

10.7

Termination and Release Agreement dated January 17, 2007 among Broadcast International, Yang Lan Studio Ltd., Broadvision Global, Ltd. and Sun Media Investment Holdings, Ltd. (Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2007.)

10.8

Securities Purchase Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.9

5% Convertible Note dated October 16, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.10

Registration Rights Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.11

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

10.13

Exchange Agreement dated October 31, 2007 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2007.)

10.14

Securities Purchase Agreement dated as of December 21, 2007, by and among Broadcast International and the investors listed on the Schedule of Buyers attached thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.15

Registration Rights Agreement dated as of December 21, 2007, by and among Broadcast International and the buyers listed therein.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.16

6.25% Senior Secured Convertible Promissory Note dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.17

Warrant to Purchase Common Stock dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.18

Security Agreement dated as of December 21, 2007, made by each of the parties set forth on the signatures pages thereto, in favor of the collateral agent listed therein.  (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

ii

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

*   Management contract or compensatory plan or arrangement.

iii