Form 10-Q
period 2008-03-31
BROADCAST INTERNATIONAL INC
filed 2008-05-15
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File No.0-13316

BROADCAST INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0395567
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7050 Union Park Ave. #600, Salt Lake City, Utah 84047

(Address of principal executive offices and zip code)

(801) 562-2252

(Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 5, 2008
Common Stock, $.05 par value	38,565,696 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

21

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

27

            Item 4T  Controls and Procedures

27

Part II -Other Information

            Item 1.   Legal Proceedings

 28

            Item 1A. Risk Factors

 28

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

28

            Item 3.   Defaults Upon Senior Securities

29

            Item 4.   Submission of Matters to a Vote of Security Holders

29

            Item 5.   Other Information

29

            Item 6.   Exhibits

30

Signatures

33

Item 1. Financial Information

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$16,598,300	$3,302,725
Available-for-sale securities (note 7)	--	4,075,000
Trade accounts receivable, net	220,834	428,259
Inventory	57,218	51,342
Prepaid expenses	2,449,236	2,275,903

Total current assets	19,325,588	10,133,229

Property and equipment, net	641,314	1,259,561

Other assets
Debt offering Costs	1,367,583	1,250,775
Patents, net	197,346	196,411
Available-for-sale securities (note 7)	--	6,964,813
Deposits and other assets	8,795	9,058

Total other assets	1,573,724	8,421,057

Total assets	$21,540,626	$19,813,847

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	March 31,
	2007	2008
LIABILITIES:		(Unaudited)

Current liabilities
Accounts payable	$640,292	$491,230
Payroll and related expenses	460,236	351,406
Other accrued expenses	55,356	394,198
Unearned revenue	169,359	107,437
Current debt obligations	47,692	--
Derivative valuation	14,267,600	6,958,200

Total current liabilities	15,640,535	8,302,471

Long-term liabilities
Convertible debt (net of $13,068,755 and $11,937,596
discount, respectively)	2,931,245	4,062,404

Total liabilities	18,571,780	12,364,875

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 37,775,034 and 38,501,296 shares issued as
of December 31, 2007 and March 31, 2008, respectively	1,888,752	1,925,065
Additional paid-in capital	65,289,354	67,920,900
Unexercised stock options and warrants	3,789,095	3,977,566
Accumulated other comprehensive loss	-	(560,187)
Subscriptions receivable	(25,000)	-
Accumulated deficit	(67,973,355)	(65,814,372)

Total stockholders’ equity	2,968,846	7,448,972

Total liabilities and stockholders’ equity	$21,540,626	$19,813,847

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2007	2008

Net sales	$1,599,066	$1,187,392

Cost of sales	1,594,775	1,136,446

Gross profit	4,291	50,946

Operating expenses:
Administrative and general	1,574,684	1,534,181
Selling and marketing	142,621	246,192
Research and development	185,063	776,633

Total operating expenses	1,902,368	2,557,006

Total operating loss	(1,898,077)	(2,506,060)

Other income (expense):
Interest income	9,035	162,619
Interest expense	(773,831)	(1,501,792)
Derivative valuation gain (loss)	(1,654,390)	6,009,063
Other income (expense)	2,666	(4,847)

Total other income (expense)	(2,416,520)	4,665,043

Income (loss) before income taxes	(4,314,597)	2,158,983

Provision for income taxes	--	--

Net Income (loss)	$(4,314,597)	$2,158,983

Net income (loss) per share – basic	$(0.15)	$0.06

Net income (loss) per share – diluted	$(0.15)	$0.05

Weighted average shares – basic	27,854,000	38,139,100

Weighted average shares – diluted	27,854,000	43,762,197

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
Cash flows from operating activities:

Net income (loss)	$(4,314,597)	$2,158,983

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	60,603	83,441
Common stock issued for services	--	54,600
Common stock issued for in process research and development	--	19,667
Accretion of discount on convertible notes payable	291,669	1,131,916
Unexercised options and warrant expense	611,993	188,471
Gain on sale of assets	(5,100)	--
Derivative liability valuation	1,654,390	(6,009,063)
Extinguishment of debt	281,249	6,056
Allowance for doubtful accounts	19,150	56,232
Changes in assets and liabilities:
Accounts receivable	611,179	(263,657)
Inventories	11,185	5,876
Debt offering costs	147,951	116,808
Prepaid and other assets	836,617	661,070
Accounts payable and accrued expenses	(275,054)	(26,958)
Deferred revenues	(465,622)	(61,922)

Net cash used in operating activities	(534,387)	(1,878,480)

Cash flows from investing activities:

Purchase of equipment	(18,867)	(592,845)
Purchase of available-for-sale securities	--	(11,600,000)
Proceeds from sale of assets	5,100	--

Net cash used in investing activities	(13,767)	(12,192,845)

Cash flows from financing activities:

Proceeds from the exercise of warrants	--	750,000
Principal payments on debt	(536,460)	--
Proceeds from subscription receivable	--	25,000
Proceeds from the exercise of options	--	750
Proceeds for the sale of stock	348,020	--
Loan proceeds	249,974	--

Net cash provided by financing activities	61,534	775,750

Net decrease in cash and cash equivalents	(486,620)	(13,295,575)

Cash and cash equivalents, beginning of period	807,741	16,598,300

Cash and cash equivalents, end of period	$321,121	$3,302,725

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2007 and March 31, 2008 and the results of operations for the three months ended March 31, 2007 and 2008, respectively, with the cash flows for each of the three month periods ended March 31, 2007 and 2008, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - RECLASSIFICATIONS

Certain 2007 financial statement amounts have been reclassified to conform to 2008 presentations.

NOTE 3 - WEIGHTED AVERAGE SHARES

The computation of basic earnings (loss) per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period, plus the common stock equivalents that would arise from the exercise of stock options and warrants outstanding, using the treasury stock method and the average market price per share during the period, plus the effect of assuming conversion of the convertible debt.  The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings.

Outstanding stock options and warrants were not included in the calculation of diluted earnings per share for the period ended March 31, 2007 as their inclusion would be anti-dilutive, thereby reducing the net loss per common share.

The following table sets forth the computation of basic and diluted net income per share for March 31, 2007 and 2008:

	Three Months Ended March 31,
	2007	2008

Net income	$ (4,314,597)	$ 2,158,983

Basic weighted average shares outstanding	27,854,000	38,139,100
Effect of dilutive securities:
Stock options and warrants	-	5,623,097

Dilutive weighted average shares outstanding	27,854,000	43,762,197

Net income per share
Basic	$ (0.15)	$ 0.06
Diluted	$ (0.15)	$ 0.05

Options and warrants to purchase 3,080,600 and 15,014,643 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at March 31, 2008 and 2007, respectively, but were excluded from the calculation of diluted earnings per share because the effect of the stock options and warrants was anti-dilutive. Furthermore, the Company had convertible debt that was convertible into 3,418,961 shares of common stock at March 31, 2008, that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

NOTE 4 - STOCK COMPENSATION

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

We calculated the fair market value of each option and warrant awarded on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants awarded for the three months ended March 31, 2008.

Risk-free interest rate	3.45% - 3.70%
Expected lives in years	10.0
Dividend yield	0
Expected volatility	76.73% - 77.43%

Net income (loss) for the three months ended March 31, 2008 and 2007 includes $188,471 and $611,993, respectively, of non-cash stock-based compensation expense. Options issued to directors vest immediately and all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.

Included in the $188,471 for the three months March 31, 2008 is (i) $22,145 for the vested portion of 286,500 options granted to eight employees, (ii) $182,215 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2008, (iii) ($15,889) credit for recovery of previously recorded expense of vested options forfeited during the period.

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

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007

General and administration	$ 103,581	$ 599,188
Research and development in process	84,890	52,805

Total	$ 188,471	$ 611,993

Due to unexercised options outstanding at March 31, 2008, we will recognize a total of $1,547,656 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2008	$ 672,200
2009	473,583
2010	360,942
2011	40,931

Total	$ 1,547,656

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2008.

	Options and Warrants Outstanding	Options or Warrants Price Per Share

Outstanding at December 31, 2007	16,034,019	$ 0.02	–	$ 45.90
Options granted	286,500	2.60	–	3.45
Warrants issued	--	--	–	--
Expired	--	--	–	--
Forfeited	(37,796)	0.55	–	4.00
Exercised	(502,258)	0.33	–	1.50

Outstanding at March 31, 2008	15,780,465	$ 0.02	–	$ 45.90

The following table summarizes information about stock options and warrants outstanding at March 31, 2008.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.02-0.04	1,264,495	2.07	$0.03	1,264,495	$0.03
0.33-0.95	1,676,822	6.58	0.72	1,510,155	0.70
1.06-6.25	12,835,548	3.37	2.52	12,238,714	2.51
9.50-11.50	2,000	3.27	10.65	2,000	10.65
36.25-45.90	1,600	2.42	41.08	1,600	41.08
$0.02-45.90	15,780,465	3.61	$2.14	15,016,965	$2.12

NOTE 5- SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At March 31, 2008 and 2007, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Current financial market conditions have had the effect of restricting liquidity of cash management investments and have increased the risk of even the most liquid investments and the viability of some financial institutions.  We do not believe, however, that these conditions will materially affect our business or our ability to meet our obligations or pursue our business plans.

Account Receivables

Included in our $428,259 and$220,834 net accounts receivable for the three months ending March 31, 2008 and year ending December 31, 2007, respectively, were, (i) $96,214 and $35,106 of unbilled trade receivables and (ii) $19 and $5,421 for employee travel advances and other receivables, respectively.  Trade account receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of March 31, 2008, the United States Patent and Trademark Office had approved 2 patents.  Additionally, five foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $935 and $737 for the three months ended March 31, 2008 and 2007, respectively.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $776,633, and $185,063 of research and development costs for the three months ended March 31, 2008 and 2007, respectively.

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

For the three months ended March 31, 2008, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 22%, 19% and 19% of our revenues, respectively.  For the three months ended March 31, 2007, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 42%, 16% and 14% of our revenues, respectively. One of the three customers in 2008 was not the same customer as in 2007

Fair Value of Financial Instruments

Our financial instruments consist of cash, receivables, notes receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The aggregate carrying amount of the notes receivable and notes payable approximates fair value as the individual notes bear interest at market interest rates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

NOTE 6 - LONG TERM OBLIGATIONS

Senior Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 which is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock, at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

The conversion feature and the prepayment provision of the notes were accounted for as embedded derivatives and valued on the transaction date using a Black-Scholes pricing model.  The warrants were accounted for as derivatives and were valued on the transaction date using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the derivatives are calculated using a Black-Scholes pricing model and adjusted to current fair value.  The note conversion feature and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.

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

As of March 31, 2008, we recorded an aggregate derivative liability of $4,710,800, and a derivative valuation gain of $3,909,300 to reflect the change in value of the aggregate derivate liability since December 31, 2007.  The aggregate derivative liability of $4,710,800 included $2,367,000 for the conversion feature and $2,343,800 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate between 1.79% and 2.46%, (ii) expected life (in years) of 2.7 for the conversion feature and 4.7 for the warrants; (iii) expected volatility of 82.08% for the conversion feature and 76.73% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.60.

The principal value of $15,000,000 of the 6.25% senior secured convertible note is being accreted over the term of the obligation, for which $1,047,825 was included in interest expense for the three months ended March 31, 2008. The note bears a 6.25% annual interest rate payable quarterly, and for the three months ended March 31, 2008,  $234,375 was included in interest expense. On December 21, 2007, we paid $937,500 as interest for the first year of the note and at March 31, 2008 have recorded $679,687 as prepaid interest.

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

As of March 31, 2008 and 2007, we recorded an aggregate derivative liability of $2,194,400 and $4,237,200, and derivative valuation gain of $1,954,300 and derivative valuation loss $1,056,400, respectively, to reflect the change in value of the aggregate derivate liability since December 31, 2007 and 2006, respectively.  The aggregate derivative liability of $2,194,400 included $1,006,700 for the conversion feature and $1,187,700 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate between 1.15% and 1.59%, (ii) expected life (in years) of 1.50 for the conversion feature and 0.70 for the warrants; (iii) expected volatility of 89.65% for the conversion feature and 82.16% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.60.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 was included in interest expense for both three month periods ended March 31, 2008 and 2007. The note bears a 5% annual interest rate payable semi-annually, and for both the three-month periods ended March 31, 2008 and 2007, $12,501 was included in interest expense.

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

During the three months ended March 31, 2008, three of the institutional funds exercised an aggregate of 500,000 of their A and B warrants at an exercise price of $1.50 providing $750,000 in funding to us.  As of March 31, 2008, there were 32,702 remaining warrants outstanding.

As of March 31, 2008 and 2007, we recorded an aggregate derivative liability of $53,000 and $1,543,700 and a derivative valuation gain of $145,463 and a valuation loss of $597,990 to reflect the change in value of the aggregate derivate liability since December 31, 2007 and 2006, respectively.  The aggregate derivative liability of $53,000 was for the 32,702 remaining warrants.  The value was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 1.62%; (ii) expected life (in years) of 2.1; (iii) expected volatility of 87.51; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.60.

The remaining $54,505 principal value of the senior secured convertible notes was converted during the three months ended March 31, 2008. Prior to conversion the outstanding principle value was being accreted over the term of the obligations, for which $757 and $208,335 was included in interest expense for the three months ended March 31, 2008 and 2007, respectively.  The notes bore a 6% annual interest rate payable semi annually, and for the three months ended March 31, 2008 and 2007, $136 and $36,125, respectively, was included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI representing approximately 86% of the equity of IDI.

During the year ended December 31, 2007, we satisfied our obligation to the creditors of IDI. For the three months  ended March 31, 2007, we paid approximately  $17,547 of the $312,768 original obligation. The balance remaining as of March 31, 2007 was approximately $87,733 of which $70,187 and had been recorded as the current portion (for that year) with $17,547 as long-term debt.

NOTE 7 – FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•

Level 1, defined as observable inputs such as quoted prices in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2008:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$ 2,809,554	$ 2,809,554	$ -	$ -
Treasury cash reserve securities	525,000	525,000	$ -	$ -
Auction rate preferred securities	11,039,813	-	-	11,039,813
Total assets measured at fair value	$ 14,374,367	$ 3,334,554	$ -	$ 11,039,813

Liabilities
Derivative valuation (1)	$ 6,958,200	$ -	$ -	$ 6,958,200
Total liabilities measured at fair value	$ 6,958,200	$ -	$ -	$ 6,958,200

(1) See Note 6 of the Company's Condensed Consolidated Financial Statements for additional discussion.

The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation Liability	Preferred Securities	Total
Balance at December 31, 2007	$ (14,267,600)	$ -	$ (14,267,600)
Total gains or losses (realized and unrealized)
Included in net income	6,009,063	-	6,009,063
Included in other comprehensive income	-	(560,187)	(560,187)
Purchases, issuances, and settlements, net	1,300,337	11,600,000	12,900,337
Transfers to Level 3	-	-	-
Balance at March 31, 2008	$ (6,958,200)	$ 11,039,813	$ 4,081,613

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

Auction Rate Preferred Securities

As of March 31, 2008, the Company had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities on the Company’s Condensed Consolidated Balance Sheet and reflected at fair value.  Due to recent events in credit markets, the auction events for these instruments held by the

Company failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2008.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer.

As a result of the temporary decline in fair value for the Company’s ARPS, which it attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $560,187 to Accumulated other comprehensive loss.  The ARPS held by the Company at March 31, 2008, totaling $11,039,813, were in AAA rated funds.  Due to the Company’s belief that the market for a portion of these instruments may take in excess of twelve months to fully recover, the Company has classified $6,964,813 of these investments as noncurrent.  $4,075,000 of the ARPS have been classified as current since there is a specific plan for redemption by the investments’ issuers within the next four months for a portion of ARPS held by the Company.  As of March 31, 2008, the Company continues to earn interest on its ARPS under the default interest rate features of the ARPS. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss.  If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive loss equaled net loss of $4,314,597 for the three months ended March 31, 2007. Comprehensive income totaled $1,628,631 for the three months ended March 31, 2008 and included unrealized losses on auction rate preferred securities.  The difference between net loss and comprehensive loss for the three months ended March 31, 2008 was as follows:

Three Months Ended
March 31, 2008
Net income	$ 2,158,983
Unrealized loss on available-for-sale securities	(560,187)
Comprehensive income	$ 1,598,796

Accumulated other comprehensive loss per the Company’s Condensed Consolidated Balance Sheet consists of the Company’s unrealized loss of $560,187 on its available-for-sale securities.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2008, we issued 160,000 shares of our common stock to a corporation, to provide investor relations services for the Company. The value of these shares of $488,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2008	$ 427,003
2009	60,997
$ 488,000

During the three months ended March 31, 2008, we issued 21,000 shares of our common stock pursuant to an existing consulting agreement to a corporation, to provide investor relations services for the Company. The value of these shares of $54,600 was recorded in general and administrative expense.

On March 18, 2007, one of the institutional funds converted an aggregate of $54,505 of their convertible notes into 36,337 shares of our common stock resulting in an extinguishment of debt non-cash expense of $6,056 included as interest expense for the three months ended March 31, 2008. See Note 6.

For the three months ended March 31, 2008 and 2007, an aggregate non-cash expense of $1,131,916 and 291,669 was recorded for the accretion of i) the senior 6% convertible notes of $757 and 208,335, respectively, ii) the unsecured convertible note of $83,334 in each of the periods and (iii) $1,047,825 for the senior secured 6.25% Convertible note in 2008, as interest expense. See Note 6.

During the three months ended March 31, 2007, we received $348,020 from the sale of 232,012 shares of common stock pursuant to a Private Placement Offering at a price of $1.50 per share. Additionally, the holders of 231,999 of these shares received a warrant to acquire one share of our common stock.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.

During the three months ended March 31, 2007, we issued 2,160,000 shares of our common stock to three corporations, which provide investor relations services for the Company. The value of these shares of $2,124,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2007	$ 996,997
2008	968,655
2009	158,348
$ 2,124,000

On March 18, 2007, two of the institutional funds converted an aggregate of $750,000 of their convertible notes into 500,000 shares of our common stock resulting in an extinguishment of debt, a non-cash expense included as interest expense for the three months ended March 31, 2007. See Note 6.

On February 28 and March 30, 2007, we entered into two unsecured promissory 6% notes with a Utah corporation, in the aggregate of $249,974 included at March 31, 2007 as current debt obligations. Payment of principal and interest were due on December 31, 2007, but were paid before maturity.

The Company paid no cash for income taxes during the quarters ended March 31, 2008 and 2007.

The Company paid $1,108 and $3,586 for interest expense during the three months ended March 31, 2008 and March 31, 2007, respectively.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those recognized or disclosed at fair value on at least an annual basis. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on January 1, 2008. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our Condensed Consolidated Financial Statements. See Note 7 for information about fair value measurements. We are currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities. In accordance with FSP 157-2, the fair value measurements for these items will be adopted effective January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (“SFAS 159”). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. We adopted SFAS 159 on January 1, 2008. The adoption had no impact on our Condensed Consolidated Financial Statements as we did not make a fair value election for any of our existing financial assets and liabilities. Any election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a significant impact on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our Condensed Consolidated Financial Statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed consolidated financial statements.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future consolidated financial statements.

NOTE 11 - SUBSEQUENT EVENTS

During the April 2008, the unsecured convertible note holder exercised 64,400 A Warrants at an exercise price of $1.60 per share providing $103,040 in funding to us.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, valuation of derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007. Except for the critical accounting policy set forth below entitled “Valuation of Investments,” there have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Valuation of Investments

As discussed in Note 6 to the unaudited condensed consolidated financial statements, we adopted the provisions of Statement 157 effective January 1, 2008.  In valuing our investments we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we utilize a discounted cash flow analysis to arrive at the recorded fair value. This process involves incorporating our assumption about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $11,039,813 at March 31, 2008.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2008.  This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Due to these events, we reclassified these instruments as Level 3 during first quarter 2008 and recorded a temporary unrealized decline in fair value of $560,187, with an offsetting entry to Accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities. We believe we have sufficient cash and cash equivalents available at March 31, 2008 to allow us sufficient time for the securities to return to full value.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

Our revenues declined for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, and the net cash used for operations similarly increased in 2008 compared to 2007 although not by the same percentages.  Until cash from operations are sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

The conversion feature and the prepayment provision of the $15.0 million senior secured convertible note and the $1.0 million unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes limit our ability to prepay the notes in certain circumstances.  For all periods since the issuance of the senior secured convertible note and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.  For a description of the accounting treatment of the senior secured convertible note financing, see Note 5 of our notes to consolidated financial statements included elsewhere herein.

Results of Operations for the Three Months ended March 31, 2008 and March 31, 2007

Revenues

The Company generated $ 1,187,392 in revenue during the three months ended March 31, 2008.  During the same three-month period in 2007, the Company generated revenue of $1,599,066.  The decrease in revenue of $411,674 or approximately 35% was due primarily to the Company performing significantly less installation work in the three months ended March 31, 2008, for two customers than it did for those customers in the first quarter of 2007. The Company realized $791,507 less revenue from services performed for these two customers in the quarter ended March 31, 2008, than in the first quarter of 2007.  We do not expect to perform any services for these customers in the remainder of 2008.  The decrease in revenues from these two customers was partially offset by the addition of two new customers.

The Company's three largest customers’ sales revenues accounted for approximately 59% and 71% of total revenues for the quarters ended March 31, 2008 and 2007, respectively.  Any material reduction in revenues generated from any one of its largest customers could harm the Company’s results of operations, financial condition and liquidity.

Cost of Revenues

Costs of Revenues decreased by approximately $458,329 to $1,136,446 for the three months ended March 31, 2008, from $1,594,775 for the three months ended March 31, 2007.  The decrease was due primarily to decreased activity in installation of equipment, which resulted in a decrease in the costs related to such installation services for all the Company’s customers of $399,813. There was not a decrease in the cost of equipment relative to the sales price of the equipment, but the general operations department costs decreased by approximately $93,859 due to the decrease in installation activity. The cost decreases were partially offset by an increase of approximately $10,654 in satellite distribution costs and a $24,690 increase in depreciation and amortization, which was the result of purchases of network and development equipment.

Expenses

General and Administrative expenses for the three months ended March 31, 2008 were $1,534,181 compared to $1,574,684 for the three months ended March 31, 2007.  The decrease of approximately $40,503 resulted primarily from an increase in expenses incurred for outside consultants of $215,852 offset by a decrease in expenses of $465,228 for options and warrants granted.  Research and development in process increased by $591,570 for the three months ended March 31, 2008 to $776,633 from $185,063 for the three months ended March 31, 2007.  This increase resulted primarily from increased development staff and related expenses of increasing the development activity.

Interest Expense

For the three months ended March 31, 2008, the Company incurred interest expense of $1,501,792 compared to interest expense for the three months ended March 31, 2007 of $773,831.  The increase of $727,961 resulted primarily from the Company recording interest expense of $1,047,825 related to note accretion of our 6.25% senior secured convertible note, which was not outstanding during the first quarter of 2007. The interest expense recorded primarily consisted of interest of $1,131,916 recorded to account for the accretion of note liability on our balance sheet, interest payable on all notes of $247,012 and amortization of debt offering costs of $114,750.

Net Loss

The Company realized net income for the three months ending March 31, 2008 of $2,158,983 compared with a net loss for the three months ended March 31, 2007 of $4,314,597. The increase in net income of $6,473,580 was primarily the result of an increase in derivative valuation gain of $7,663,453, which resulted primarily from valuation of our 6.25% senior secured convertible note, which was issued in December of 2007.  Even though revenues decreased as described above, gross margin from work performed actually increased by $46,655, which also contributed slightly to the increased net income.  The gain in derivative valuation was partially offset by an increase in research and development in process of $591,570 and an increase in interest expense of $727,961, all as explained above.

Liquidity and Capital Resources

At March 31, 2008, we had cash of $3,302,725, total current assets of $10,133,229, and total current liabilities of $8,302,471 and total stockholders' equity of $7,448,972.  Included in current liabilities is $6,958,200 which relates to the value of the embedded derivatives for the 6.25% senior secured convertible note and related warrants and the unsecured convertible note and warrants. Our current liabilities, without considering the derivative liability are $1,344,271.

As of March 31, 2008, we held approximately $11,039,816 of auction rate preferred securities, of which $4,075,000 was classified as current assets and $6,964,813 was classified as non-current assets. Beginning in February 2008, many of these auction rate preferred securities became illiquid because their scheduled auctions failed to settle. As a result, we may have limited or no opportunities to liquidate a portion of these investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of this illiquidity caused by the lack of an active market, $6,964,813 of these investments were classified as non-current.   However, some of the issuers of the auction rate preferred securities held by us have announced a definitive plan for redemption of these securities in the near term.  As a result, $4,075,000 of these investments were classified as current. A temporary unrealized loss of $560,187 was recorded in the first quarter of 2008. We utilized a discounted cash flow analysis in determining the fair value of these securities, which used significant unobservable inputs at March 31, 2008.

We believe the impairment of these securities is temporary because they are backed by more than 200% collateral. Substantially all of our auction rate preferred securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions or redemptions of securities by the issuers. However, it could take a long period of time to realize the investments’ full value for a portion of the investments. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate that the current illiquidity of $6,964,813 of these investments will adversely affect our operations.

We experienced negative cash flow used in operations during the three months ending March 31, 2008 of $1,878,480 compared to negative cash flow used in operations for the three months ended March 31, 2007 of $534,387.  The negative cash flow was met by cash reserves.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase our sales by adding new customers.

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

In 2005, we secured a new customer contract, which resulted in revenues of approximately $1,400,000 for 2005 and $8,775,000 for 2006 and was our largest customer in 2007.  We realized revenues of only $668,771 from this customer in 2007.  We have, however, recently secured an additional customer that could partially replace the revenues lost from our largest customer in 2006, but we do not yet know the extent of the work or services that we will be providing for this customer.  We anticipate that our negative cash flow will diminish as our new customers make projects and equipment available and as we are able to perform under their respective contracts.

Our monthly operating expenses currently exceed our monthly net sales by approximately $500,000 per month.  This amount could increase significantly.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including from our IBM license agreement.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not issue financial instruments for trading purposes or have any derivative financial instruments.  As discussed above, however, the embedded conversion feature and prepayment option of our senior secured convertible notes and our related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value.  Due primarily to instability in credit markets, we have classified $6,964,813 of these investments as non current assets in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2008.  The remaining investment in auction rate preferred securities totaling $4,075,000 are classified as current assets since the issuers of these securities have announced definitive plans for redemption, which will happen in the near future.  For a complete discussion on auction rate preferred securities, including our methodology for estimating their fair value, see Note 7 to the unaudited condensed consolidated financial statements.

Our cash and cash equivalents are also exposed to market risk.  However, because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our cash and cash equivalent investments.  We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

Item 4T.  Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008 in alerting them in a timely manner to material information required to be included in our reports filed under the Exchange Act.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.

  Legal Proceedings

None.

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2007.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In January, 2008, we issued 41,000 shares of our common stock in consideration of services performed in 2007 by two consultants for the Company, both of whom are accredited investors.  No underwriting discounts or commissions were paid.    In the transactions, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In March, 2008, we issued 160,000 shares of our common stock in consideration of services performed by a consultant for the Company who is an accredited investor. No underwriting discounts or commissions were paid.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In April, 2008, we issued 21,000 shares of our common stock to a consultant for services performed for the Company who is an accredited investor.  No underwriting discounts or commissions were paid.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

At various times during the three months ending March 31, 2008, we granted options to eight employees pursuant to our Long Term Incentive Plan to acquire up to 286,500 shares of our common stock at various prices, but not less than the fair market value on the date of grant. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In February, 2008, we issued 6,667 shares of our common stock to a shareholder of IDI in exchange for 100,000 shares of common stock of IDI. The shareholder is an accredited investor and in the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2).

In February, 2008, we issued 2,258 shares of our common stock to one employee who exercised his option granted pursuant to our Long Term Incentive Plan in consideration of the payment of $750, the option exercise price.  The employee was fully informed regarding his exercise transaction. We relied on the exemption from registration under the Securities Act set forth in Section 4(2).

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

10.4*

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

Date: May 15, 2008

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008

/s/ Reed L. Benson

By:  Reed Benson

Its: Chief Financial Officer (Principal Financial and Accounting Officer)