Form 10-Q
period 2008-06-30
BROADCAST INTERNATIONAL INC
filed 2008-08-12
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 28, 2008
Common Stock, $.05 par value	38,641,585 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

21

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

28

            Item 4T  Controls and Procedures

29

Part II -Other Information

            Item 1.   Legal Proceedings

 30

            Item 1A. Risk Factors

 30

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

30

            Item 3.   Defaults Upon Senior Securities

30

            Item 4.   Submission of Matters to a Vote of Security Holders

30

            Item 5.   Other Information

30

            Item 6.   Exhibits

31

Signatures

34

Part I.  Financial Information

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$16,598,300	$9,296,764
Trade accounts receivable, net	220,834	643,889
Inventory	57,218	26,682
Prepaid expenses	2,449,236	1,568,821

Total current assets	19,325,588	11,536,156

Property and equipment, net	641,314	1,554,669

Other assets
Debt offering Costs	1,367,583	1,136,025
Patents, net	197,346	195,356
Available-for-sale securities (note 7)	--	2,605,674
Deposits and other assets	8,795	9,058

Total other assets	1,573,724	3,946,113

Total assets	$21,540,626	$17,036,938

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	June 30,
	2007	2008
LIABILITIES:		(Unaudited)

Current liabilities
Accounts payable	$640,292	$529,525
Payroll and related expenses	460,236	334,400
Other accrued expenses	55,356	67,750
Unearned revenue	169,359	110,376
Current debt obligations	47,692	--
Derivative valuation	14,267,600	7,942,300

Total current liabilities	15,640,535	8,984,351

Long-term liabilities
Convertible debt (net of $13,068,755 and $10,806,437
discount, respectively)	2,931,245	5,193,563

Total liabilities	18,571,780	14,177,914

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 37,775,034 and 38,631,585 shares issued as
of December 31, 2007 and June 30, 2008, respectively	1,888,752	1,931,579
Additional paid-in capital	69,078,449	72,493,063
Accumulated other comprehensive loss	-	(194,326)
Subscriptions receivable	(25,000)	-
Accumulated deficit	(67,973,355)	(71,371,292)

Total stockholders’ equity	2,968,846	2,859,024

Total liabilities and stockholders’ equity	$21,540,626	$17,036,938

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008

Net sales	$763,784	$810,803	$2,362,850	$1,998,195
Cost of sales	800,835	968,859	2,395,610	2,105,305
Gross profit (loss)	(37,051)	(158,056)	(32,760)	(107,110)

Operating expenses:
Administrative and general	1,304,508	1,454,560	2,879,192	2,988,741
Selling and marketing	166,814	356,309	309,435	602,501
Research and development	199,026	1,052,153	384,089	1,828,786
Impairment of license rights	1,142,400	-	1,142,400	-
Total operating expenses	2,812,748	2,863,022	4,715,116	5,420,028

Total operating loss	(2,849,799)	(3,021,078)	(4,747,876)	(5,527,138)

Other income (expense):
Interest income	3,543	101,670	12,578	264,289
Interest expense	(353,008)	(1,492,785)	(1,126,839)	(2,994,577)
Derivative valuation gain (loss)	1,982,480	(1,145,240)	328,090	4,863,823
Other income (expense), net	(3,015)	513	(349)	(4,334)
Total other income (expense)	1,630,000	(2,535,842)	(786,520)	2,129,201

Loss before income taxes	(1,219,799)	(5,556,920)	(5,534,396)	(3,397,937)
Provision for income taxes	--	--	--	--
Net loss	$(1,219,799)	$(5,556,920)	$(5,534,396)	$(3,397,937)

Net loss per share – basic & diluted	$(0.04)	$(0.15)	$(0.19)	$(0.09)

Weighted average shares – basic & diluted	30,125,300	38,357,400	28,995,900	38,575,600

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(5,534,396)	$(3,397,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,873	203,101
Common stock issued for services	--	113,400
Common stock issued for in process research and development	--	75,501
Accretion of discount on convertible notes payable	512,502	2,263,075
Stock-based compensation	999,430	350,768
Gain on sale of assets	(5,100)	(363)
Derivative liability valuation	(328,090)	(4,863,823)
Impairment of license rights	1,142,400	--
Extinguishment of debt	318,749	6,056
Allowance for doubtful accounts	50,120	130,802
Changes in assets and liabilities:
Accounts receivable	576,399	(553,857)
Inventories	17,602	30,536
Debt offering costs	200,836	231,558
Prepaid and other assets	1,286,809	1,368,152
Accounts payable and accrued expenses	(317,218)	(302,327)
Deferred revenues	(306,059)	(58,983)

Net cash used in operating activities	(1,269,143)	(4,404,341)

Cash flows from investing activities:
Purchase of equipment	(41,683)	(1,047,867)
Purchase of available-for-sale securities	--	(11,600,000)
Proceeds from sale of available-for-sale securities	--	8,800,000
Proceeds from sale of assets	5,100	11,882

Net cash used in investing activities	(36,583)	(3,835,985)

Cash flows from financing activities:
Proceeds from the exercise of warrants	--	913,040
Principal payments on debt	(583,285)	--
Proceeds from subscription receivable	--	25,000
Proceeds from the exercise of options	--	750
Proceeds for the sale of stock	1,122,999	--
Loan proceeds	299,948	--

Net cash provided by financing activities	839,662	938,790

Net decrease in cash and cash equivalents	(466,064)	(7,301,536)

Cash and cash equivalents, beginning of period	807,741	16,598,300

Cash and cash equivalents, end of period	$341,677	$9,296,764

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2007 and June 30, 2008 and the results of operations for the three and six months ended June 30, 2007 and 2008, respectively, with the cash flows for each of the six month periods ended June 30, 2007 and 2008, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Options and warrants to purchase 15,821,878 and 15,614,557 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at June 30, 2008 and 2007, respectively, but were excluded from the calculation of diluted earnings per share because the effect of the stock options and warrants was anti-dilutive. Furthermore, the Company had convertible debt that was convertible into 3,418,961 shares of common stock at June 30, 2008, that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

We calculated the fair market value of each option and warrant awarded on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants awarded for the three and six months ended June 30, 2008.

Risk-free interest rate	3.17% - 3.99%
Expected lives in years	3 - 10.0
Dividend yield	0
Expected volatility	76.73% - 84.03%

Net loss for the six months ended June 30, 2008 and 2007 includes $350,768 and $999,430, respectively, of non-cash stock-based compensation expense. Options issued to directors vest immediately and all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.

Included in the $350,768 of non-cash stock based compensation expense for the six months ended June 30, 2008 is (i) $85,221 for the vested portion of 316,500 options granted to eleven employees, (ii) $14,800 for the vested portion of 200,000 warrants granted to two consultants, (iii) $268,876 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2008, (iv) ($18,129) credit for recovery of previously recorded expense of unvested options forfeited during the period.

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

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three and six months ended June 30, 2007 and 2008 are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008

General and administrative	$ 324,269	$ 70,588	$ 883,457	$ 174,169
Research and development	63,168	91,709	115,973	176,599

Total	$ 387,437	$ 162,297	$ 999,430	$ 350,768

Due to unexercised options and warrants outstanding at June 30, 2008, we will recognize a total of $1,578,834 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2008	$ 563,819
2009	581,029
2010	381,467
2011	52,519

Total	$ 1,578,834

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2008.

	Options and Warrants Outstanding	Options or Warrants Price Per Share

Outstanding at December 31, 2007	16,034,019	$ 0.02	–	$ 45.90
Options granted	316,500	2.60	–	3.45
Warrants issued	200,000	3.35	–	3.35
Expired	--	--	–	--
Forfeited	(131,983)	0.33	–	4.00
Exercised	(596,658)	0.33	–	2.00

Outstanding at June 30, 2008	15,821,878	$ 0.02	–	$ 45.90

The following table summarizes information about stock options and warrants outstanding at June 30, 2008.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.02-0.04	1,264,495	1.82	$0.03	1,264,495	$0.03
0.33-0.95	1,668,302	6.90	0.72	1,501,635	0.70
1.06-6.25	12,885,481	3.03	2.55	12,084,981	2.51
9.50-11.50	2,000	3.02	10.65	2,000	10.65
36.25-45.90	1,600	2.17	41.08	1,600	41.08
$0.02-45.90	15,821,878	3.34	$2.16	14,854,711	$2.12

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At June 30, 2008 and 2007, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Current financial market conditions have had the effect of restricting liquidity of cash management investments and have increased the risk of even the most liquid investments and the viability of some financial institutions.  We do not believe, however, that these conditions will materially affect our business or our ability to meet our obligations or pursue our business plans.

Account Receivables

Included in our $643,889 and $220,834 net accounts receivable for the six months ending June 30, 2008 and year ending December 31, 2007, respectively, were, (i) $28,140 and $35,106 of unbilled trade receivables and (ii) $2,067 and $5,421 for employee travel advances and other receivables, respectively.  Trade account receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of June 30, 2008, the United States Patent and Trademark Office had approved 2 patents.  Additionally, seven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $1,055 and $1,990 for the three and six months ended June 30, 2008, respectively. Amortization expense recognized on all patents totaled $674 and $1,411 for the three and six months ended June 30, 2007, respectively.

Estimated amortization expense for each of the next five years is as follows:

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $1,052,153, and $1,828,786 of research and development costs for the three and six months ended June 30, 2008 and $199,026 and $384,089 for the three and six months ended June 30, 2007, respectively.

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

For the six months ended June 30, 2008, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 26%, 11% and 11% of our revenues, respectively.  For the six months ended June 30, 2007, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 28%, 19% and 18% of our revenues, respectively. One of the three customers in 2008 was not the same customer as in 2007

Fair Value of Financial Instruments

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

NOTE 6 - LONG TERM OBLIGATIONS

Senior Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000, which is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock, at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

As of June 30, 2008, we recorded an aggregate derivative liability of $5,607,500, and a derivative valuation gain of $3,012,600 to reflect the change in value of the aggregate derivate liability since December 31, 2007.  The aggregate derivative liability of $5,607,500 included $2,945,000 for the conversion feature and $2,662,500 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate between 2.77% and 3.34%, (ii) expected life (in years) of 2.5 for the conversion feature and 4.5 for the warrants; (iii) expected volatility of 90.15% for the conversion feature and 78.72% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.80.

The principal value of $15,000,000 of the 6.25% senior secured convertible note is being accreted over the term of the obligation, for which $1,047,825 and $2,095,650 was included in interest expense for the three and six months ended June 30, 2008, respectively. The note bears a 6.25% annual interest rate payable quarterly, and for the three and six months ended June 30, 2008, $234,375 and $468,750, respectively, was included in interest expense. On December 21, 2007, we paid $937,500 as interest for the first year of the note and at June 30, 2008 have recorded $445,312 as prepaid interest.

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

During the three months ended June 30, 2008 convertible note holder exercised 64,400 A Warrants at an exercise price of $1.60 per share providing $103,040 in funding to us. As of June 30, 2008 there were 231,600 A warrants and 750,000 B Warrants available.

As of June 30, 2008 and 2007, we recorded an aggregate derivative liability of $2,276,300 and $2,852,500, and derivative valuation gain of $1,711,260 and derivative valuation loss $418,300, respectively, to reflect the change in value of the aggregate derivate liability since December 31, 2007 and 2006, respectively.  The aggregate derivative liability of $2,276,300 included $1,100,000 for the conversion feature and $1,176,300 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 2.36% for the conversion feature and 2.17% for the warrants, (ii) expected life (in years) of 1.30 for the conversion feature and 0.40 for the warrants; (iii) expected volatility of 90.04% for the conversion feature and 81.35% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.80.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 and $166,668 was included in interest expense for the three and six months ended June 30, 2008 and 2007, respectively.  The note bears a 5% annual interest rate payable semi-annually, and for the three and six months ended June 30, 2008 and 2007, $12,501 and $25,002, respectively, was included in interest expense.

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

On April 4, 2007, one of the institutional funds converted an aggregate of $100,000 of its convertible notes into 66,667 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced to $1,650,000.

On September 13, 2007, one of the institutional funds assigned $54,505 of its convertible note and certain associated warrants to a third party. On September 25, 2007, two of the institutional funds converted an aggregate of $225,000 of their convertible notes into 150,000 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from to $1,425,000.

During October 2007, four of the institutional funds converted an aggregate of $1,091,944 of their convertible notes into 727,963 shares of our common stock. During November 2007, one of the institutional funds converted an aggregate of $278,551 of its convertible notes into 185,701 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from to $54,505.

During the three months ended December 31, 2007, four of the institutional funds exercised an aggregate of 667,298 of their A and B warrants at an exercise price of $1.50 providing $1,000,947 in funding to us.  As of December 31, 2007, there were 532,702 remaining warrants outstanding.

During the three months ended March 31, 2008, three of the institutional funds exercised an aggregate of 500,000 of their A and B warrants at an exercise price of $1.50 providing $750,000 in funding to us.  As of June 30, 2008 there were 32,702 remaining warrants available.

As of June 30, 2008 and 2007, we recorded an aggregate derivative liability of $58,500 and $1,004,000 and a derivative valuation gain of $139,963 and $90,210 to reflect the change in value of the aggregate derivate liability since December 31, 2007 and 2006, respectively.  The aggregate derivative liability of $58,500 was for the 32,702 remaining warrants.  The value was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 2.63%; (ii) expected life (in years) of 1.9; (iii) expected volatility of 90.74%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.80.

The remaining $54,505 principal value of the senior secured convertible notes was converted during the three months ended March 31, 2008. Prior to conversion the outstanding principle value was being accreted over the term of the obligations, for which $757 and $345,834 was included in interest expense for the six months ended June 30, 2008 and 2007, respectively.  The accretion included in interest expense for the three months ended June 30, 2007 was $ 137,499.  The notes bore a 6% annual interest rate payable semi annually for which (i) $0 and $136 for the three and six months ended June 30, 2008, respectively, and (ii) $24,817 and $60,942 for the three and six months ended June 30, 2007, respectively, were included in interest expense.

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

During the year ended December 31, 2007, we satisfied our obligation to the creditors of IDI. For the three and six months ended June 30, 2007, we paid approximately $17,547 and $35,094, respectively of the $312,768 original obligation. The balance remaining as of June 30, 2007 was approximately $70,187 and had been recorded as a current liability (for that year).

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2008:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$ 1,118,626	$ 1,118,626	$ -	$ -
Treasury cash reserve securities	8,405,000	8,405,000	-	-
Auction rate preferred securities	2,605,674	-	-	2,605,674
Total assets measured at fair value	$ 12,129,300	$ 9,523,626	$ -	$ 2,605,674

Liabilities
Derivative valuation (1)	$ 7,942,300	$ -	$ -	$ 7,942,300
Total liabilities measured at fair value	$ 7,942,300	$ -	$ -	$ 7,942,300

(1) See Note 6 of the Company's Condensed Consolidated Financial Statements for additional discussion.

The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation Liability	Preferred Securities	Total
Balance at December 31, 2007	$ (14,267,600)	$ -	$ (14,267,600)
Total gains or losses (realized and unrealized)
Included in net loss	4,863,823	-	4,863,823
Included in other comprehensive loss	-	(194,326)	(194,326)
Purchases, issuances, and settlements, net	1,461,477	2,800,000	4,261,477
Transfers to Level 3	-	-	-
Balance at June 30, 2008	$ (7,942,300)	$ 2,605,674	$ (5,336,626)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

Auction Rate Preferred Securities

As of June 30, 2008, the Company had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities on the Company’s Condensed Consolidated Balance Sheet and reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by the Company failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis as of June 30, 2008.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer.

As a result of the temporary decline in fair value for the Company’s ARPS, which it attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $194,326 to Accumulated other comprehensive loss.  The ARPS held by the Company at June 30, 2008, totaling $2,800,000 were in AAA rated funds.  Due to the Company’s belief that the market for these instruments may take in excess of twelve months to fully recover, the Company has classified these investments as non-current.  During second quarter 2008, $8.8 million of the Company’s ARPS, held at March 31, 2008, were redeemed at 100% of their par value.  As of June 30, 2008, the Company continues to earn interest on its ARPS under the default interest rate features of the ARPS. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to Accumulated other comprehensive loss.  If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

NOTE 8 – COMPREHENSIVE LOSS

Comprehensive loss equaled net loss of $5,534,396 and $1,219,799 for the three and six months ended June 30, 2007, respectively. Net loss totaled $5,586,755 and $3,397,937 for the three and six months ended June 30, 2008, respectively and included unrealized losses on auction rate preferred securities.  The difference between net loss and comprehensive loss for the three and six months ended June 30, 2008 was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net Loss	$ (5,556,920)	$ (3,397,937)
Unrealized gain (loss) on
available-for-sale securities	365,861	(194,326)

Comprehensive Loss	$ (5,191,059)	$ (3,592,263)

Accumulated other comprehensive loss per the Company’s Condensed Consolidated Balance Sheet consists of the Company’s unrealized loss of $194,326 on its available-for-sale securities.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2008, we issued 160,000 shares of our common stock to a corporation, to provide investor relations services for the Company. The value of these shares of $488,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2008	$ 427,003
2009	60,997
$ 488,000

During the six months ended June 30, 2008, we issued 42,000 shares of our common stock pursuant to an existing consulting agreement to a corporation, to provide investor relations services for the Company. The value of these shares of $113,400 was recorded in general and administrative expense.

On March 18, 2007, one of the institutional funds converted an aggregate of $54,505 of their convertible notes into 36,337 shares of our common stock resulting in an extinguishment of debt non-cash expense of $6,056 included as interest expense for the six months ended June 30, 2008. See Note 6.

During the six months ended June 30, 2008, an aggregate of 2,258 options and 30,000 warrants were exercised by one and two individuals providing $750 and $60,000, respectively in funding to the company.

For the six months ended June 30, 2008 and 2007, an aggregate non-cash expense of $2,263,075 and $512,502 was recorded for the accretion of i) the senior 6% convertible notes of $757 and 345,834, respectively, ii) the unsecured convertible note of $166,668 in each of the periods and (iii) $2,095,650 for the senior secured 6.25% Convertible note in 2008, as interest expense. See Note 6.

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

The Company paid no cash for income taxes during the six months ended June 30, 2008 and 2007.

The Company paid $26,108 and $94,508 for interest expense during the six months ended June 30, 2008 and 2007, respectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board

Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not believe implementation of SFAS 162 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by APB Opinion No. 14 and specifies that issuers of such instruments should separately for the liability and equity components in a matter that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently assessing the impact of the adoption of FSP APB 14-1 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company is currently assessing the impact of the adoption of FSP No. 142-3 on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its condensed consolidated financial statements.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future consolidated financial statements.

NOTE 11- SUBSEQUENT EVENT

On July 14, 2008, warrants to purchase 10,000 shares of our stock were exercised by an individual providing  $20,000 in financing for the Company.

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

Valuation of Investments

As discussed in Note 6 to the unaudited condensed consolidated financial statements, we adopted the provisions of Statement 157 effective January 1, 2008.  In valuing our investments we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we utilize a discounted cash flow analysis to arrive at the recorded fair value. This process involves incorporating our assumption about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $2,605,674 at June 30, 2008.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2008.  This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Due to these events, we reclassified these instruments as Level 3 during first quarter 2008 and recorded a temporary unrealized decline in fair value of $560,187, with an offsetting entry to Accumulated other comprehensive loss at March 31, 2008. During the quarter ended June 30, 2008, we liquidated at par approximately 80% of our auction rate securities held at March 31, 2008 resulting in the temporary unrealized decline in fair value being adjusted to $194,326 at June 30, 2008.  We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities. We believe we have sufficient cash and cash equivalents available at June 30, 2008 to allow us sufficient time for the securities to return to full value.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

Our revenues decreased by 18% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and the net cash used for operations in the six months ended June 30, 2008 increased compared to the six months ended June 30, 2007 by 247%.  Until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

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

Results of Operations for the Six Months ended June 30, 2008 and June 30, 2007

Revenues

We generated $1,998,195 in revenue during the six months ended June 30, 2007.  During the same six-month period in 2007, we generated revenue of $2,362,850.  The decrease in revenue of $ 364,655 was due primarily to (i) the Company completing installation services for one client in 2007 that was not repeated in 2008, which resulted in a decrease in installation related revenues of $269,534 and (ii) a decrease in satellite fees charged of $172,356 due to the expiration of a customer contract that was not renewed.  However, the loss of revenues from installation services performed for the former customer of $668,771 and the loss of revenues from the expiration of the customer contract of $220,800 were offset by increased installation and satellite usage revenues from new and

existing customers.   In addition, license fee revenue increased by $58,582, and other revenues increased by $65,282.

Sales revenues from our three largest customers accounted for approximately 50% and 65% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues decreased by $ 290,305 to $2,105,305 for the six months ended June 30, 2008 from $2,395,610 for the six months ended June 30, 2007.  The decrease was due primarily to decreased activity in installation of equipment for one customer, which resulted in a decrease of $ 239,550 in the costs related to such installations. In addition, the general operations department costs decreased by approximately $81,931, due primarily to the decrease in installation activity, and satellite distribution costs decreased by $58,077, which were offset by an increase in depreciation and amortization of approximately $89,253.

Expenses

General and administrative expenses for the six months ended June 30, 2008 were $2,988,741 compared to $2,879,192 for the six months ended June 30, 2007.  The increase of $109,549 resulted from an increase in employee salary and related expenses of $166,717, increased travel expenses of $36,103, and an increase of $83,151 in bad debt expense. In 2007 technical development departmental expenses of $129,615 were classified as general and administrative expenses, but all of the technical development department expenses in 2008 are classified as research and development expenses. Research and development in process increased by $1,444,697 for the six months ended June 30, 2008 to $1,828,786 from $384,089 for the six months ended June 30, 2007 not including a one-time expense for impairment of license rights of $1,142,400 recorded in 2007.  The increase resulted primarily from an increase of $838,572 in employee related expenses, an increase of $129,214 in professional services, and increase of $156,551 in software maintenance and patent related expenses, an increase in general operating expenses of $97,483 related to the increased number of employees and an increase of $65,851 in materials and supplies expense.  Sales and marketing expenses increased $293,066 to $602,501 for the six months ending June 30, 2008 from $309,435 for the six months ending June 30, 2007.  The increases reflect additional sales personnel hired to begin marketing of our CodecSys products and related overhead expenses.

Interest Expense

For the six months ended June 30, 2008, we incurred interest expense of $2,994,577 compared to interest expense for the six months ended June 30, 2007 of $1,126,839.  The increase of $1,867,738 resulted primarily from the Company recording more non cash interest expense related to the accretion of note liability on our 6.25% senior secured convertible note and related amortization of debt offering costs, which was not outstanding in 2007 and on our unsecured convertible note. In addition, interest expense paid or accrued on the 6.25% senior secured convertible note is likewise greater due to the increased principal balance outstanding.

Net Loss

We realized a net loss for the six months ended June 30, 2008 of $ 3,397,937 compared with a net loss for the six months ended June 30, 2007 of $5,534,396. The decrease in the net loss of $2,136,459 is primarily due to, an increase in gain of $4,535,733 related to our derivative valuation calculation offset by (i) the increase of $1,867,738 in interest expense, (ii) an increase in operating expenses of $704,912 as explained above, and (iii) a $74,350 decrease in gross margin as a result of decreased sales activity.

Results of Operations for the Three Months ended June 30, 2008 and June 30, 2007

Revenues

The Company generated $810,803 in revenue during the three months ended June 30, 2008.  During the same three-month period in 2007, the Company generated revenue of $763,784.  The increase in revenue of $ 47,019 was due primarily to the Company performing sufficient installation and service work in the three months ended June 30, 2008, to offset a decrease in satellite fees resulting from the expiration of a long time satellite customer.

The Company realized $ 201,867 more revenue from installation services performed in the quarter ended June 30, 2008, than in the second quarter of 2007, but we realized $166,911 less revenue from satellite fees in the quarter ended June 30, 2008 than we did in the quarter ended June 30, 2007.

The Company's three largest customers’ sales revenues accounted for approximately 62% and 67% of total revenues for the quarters ended June 30, 2008 and 2007, respectively.  The three customers with the greatest revenues in 2007 were not the same three customers in 2008. Any material reduction in revenues generated from any one of its largest customers could harm the Company’s results of operations, financial condition and liquidity unless we could replace the lost revenues with new customers.

Cost of Revenues

Costs of Revenues increased by $168,024 to $968,859 for the three months ended June 30, 2008, from $800,835 for the three months ended June 30, 2007.  The increase was due primarily to increased activity in installation of equipment, which resulted in an increase in the costs related to such installation services for all the Company’s customers of $160,263. There was not an increase in the cost of equipment relative to the sales price of the equipment, but the general operations department costs increased by approximately $51,388 due to the increase in installation activity. In addition, depreciation increased by $64,563 due to purchases of equipment and upgrades of our internal network primarily for our development activities. The cost increases were partially offset by a decrease of approximately $68,731 in satellite distribution costs.

Expenses

General and Administrative expenses for the three months ended June 30, 2008 were $1,454,560 compared to $1,304,508 for the three months ended June 30, 2007.  The increase of $150,052 resulted primarily from increases in expenses incurred for outside consultants of $167,389, in payroll and related expenses of $134,398, legal expenses of $65,061 and outside director fees of $62,750 offset by a decrease in expenses of $243,681 for options and warrants granted.  Research and development in process increased by $853,127 for the three months ended June 30, 2008 to $1,052,153 from $199,026 for the three months ended March 31, 2007.  This increase resulted primarily from increased development staff and related expenses of increasing the development activity. Sales and marketing expenses increased $189,495 for the three months ended June 30, 2008 to $356,309 from $166,814 for the three months ended June 30, 2007.  The increase was due primarily to increased payroll and related expenses resulting from hiring of additional personnel devoted to sales. Total operating expenses were only $80,109 greater for the three months ended June 30, 2008 when compared to total operating expenses for the three months ended June 30, 2007.  However, expenses for impairment of license rights was recorded in the period ending June 30, 2007 that was not repeated in the period ending June 30, 2008, which accounted for total expenses in the two quarters being more nearly comparable.

Interest Expense

For the three months ended June 30, 2008, the Company incurred interest expense of $1,492,785 compared to interest expense for the three months ended June 30, 2007 of $353,008.  The increase of $1,139,777 resulted primarily from the Company recording non cash interest expense of $1,245,909 related to note accretion of our 6.25% senior secured convertible note, which was not outstanding during the second quarter of 2007, partially offset by note accretion of our 6.0% senior secured convertible notes in 2007, which have since been converted and are no longer outstanding. The $1,492,785 interest expense recorded primarily consisted of $1,131,159 recorded to account for the accretion of note liability on our balance sheet, interest payable on all notes of $246,876 and amortization of debt offering costs of $114,750.

Net Loss

The Company realized net loss for the three months ending June 30, 2008 of $5,556,920 compared with a net loss for the three months ended June 30, 2007 of $1,219,799. The increase in net loss $4,337,121 was primarily the result of an increase in derivative valuation loss of $3,127,720, which resulted primarily from valuation of our 6.25% senior secured convertible note, which was issued in December of 2007, and the increase of $1,139,777 in interest expense.

Liquidity and Capital Resources

At June 30, 2008, we had cash of $ 9,296,764, total current assets of $11,536,156, and total current liabilities of $8,984,351 and total stockholders' equity of $2,859,024.  Included in current liabilities is $7,942,300, which relates to the value of the embedded derivatives for the 6.25% senior secured convertible note and related warrants and the unsecured convertible note and warrants. Our current liabilities, without considering the derivative liability are $1,042,051.

As of June 30, 2008, we held approximately $2,800,000 of auction rate preferred securities, valued at $2,605,674 and classified as long term investments. Beginning in February 2008, many of these auction rate preferred securities became illiquid because their scheduled auctions failed to settle. During the second quarter 2008, $8,800,000 of the $11,600,000 auction rate preferred securities held at March 31, 2008 were liquidated at par, with the Company not sustaining any losses. However, we may have limited or no opportunities to liquidate the remaining auction rate investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of this illiquidity caused by the lack of an active market, these investments were classified as non-current.   Although approximately 80% of our investments have been redeemed by the issuers, none of the issuers of the auction rate preferred securities still held by us have announced a definitive plan for redemption of the remainder of the securities in the near term.  A temporary unrealized loss of $560,187 was recorded in the first quarter of 2008, which was decreased to $ 194,326 at June 30, 2008 to reflect the redemptions which occurred in the second quarter. We utilized a discounted cash flow analysis in determining the fair value of these securities, which used significant unobservable inputs at June 30, 2008.

We believe the impairment of these securities is temporary because they are backed by more than 200% collateral and approximately 80% have already been redeemed. All of our remaining auction rate preferred securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions or redemptions of securities by the issuers. However, it could take a long period of time to realize the investments’ full value for a portion of the investments. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate that the current illiquidity of $2,800,000 of these investments will adversely affect our operations.

We experienced negative cash flow used in operations during the six months ending June 30, 2008 of $4,404,341 compared to negative cash flow used in operations for the six months ended June 30, 2007 of $1,269,143.  The negative cash flow was met by cash reserves.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase our sales by adding new customers.

On December 24, 2007, we entered into a securities purchase agreement described above in which we raised $15,000,000 (less $937,000 of prepaid interest and $1,377,000 of related costs including commissions).  We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

The A warrants and B warrants expire December 3, 2008.  The original expiration date was to be one year after the effective date of a registration statement filed under the Securities Act registering the subsequent sale of shares received from exercise of the A warrants and B warrants, but was extended in connection with the exchange agreement described below.  The A warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share and the B warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share.  The convertible note holder also received C warrants to purchase 2,000,000 shares of common stock and D warrants to purchase 2,000,000 shares of common stock, all of which have been cancelled as discussed below.  The A warrants and B warrants are exercisable at any time until their expiration date and are subject to adjustment pursuant to standard anti-dilution rights.  As of June 30, 2008, the convertible note holder had exercised 518,400 A warrants and no B warrants.

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

In 2005, we secured a new customer contract, which resulted in revenues of approximately $1,400,000 for 2005 and $8,775,000 for 2006 and was our largest customer in 2007.  We realized revenues of only $668,771 from this customer in 2007, but no revenues in 2008.  We anticipate that our negative cash flow will diminish as our new customers make projects and equipment available and as we are able to perform under their respective contracts.

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

Our long-term liquidity is dependent upon execution of our business model and the realization of additional revenue and working capital as described above, and upon capital needed for continued commercialization and development of the CodecSys technology.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $3.0 million annually for the foreseeable future.  This estimate will increase or decrease depending on specific opportunities and available funding.

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

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value.  Approximately 80% of our auction rate preferred securities have been redeemed by the issuers at par.  The remaining amount of these securities, which are approximately $2,800,000 we have classified as non current assets in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2008 and valued them at 2,605,674. For a complete discussion on auction rate preferred securities, including our methodology for estimating their fair value, see Note 7 to the unaudited condensed consolidated financial statements.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, we  further implementedone change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In order to insure that we timely file reports on Form 8-K regarding issuance of equity securities, we instituted a procedure in which a report is prepared of all issuances of equity securities (stock, warrants, options, and convertibles), and reviewed each time a change is made to determine if a filing is required.

Part II – Other Information

Item 1.

  Legal Proceedings

None.

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2007.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

During June and July, 2008, we granted options to four employees pursuant to our Long Term Incentive Plan to acquire up to 330,000 shares of our common stock at various prices, but not less than the fair market value on the date of grant. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In June, 2008, we issued 10,000 shares of our common stock to one warrant holder who exercised his warrants purchased in 2007 as part of a private placement of our stock.  The exercise price was $2.00 per share and he paid $20,000 in consideration of the issuance.  The warrant holder was fully informed regarding his exercise transaction. We relied on the exemption from registration under the Securities Act set forth in Section 4(2) and Section 4(6).

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

Date: August 11, 2008

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer

(Principal Executive Officer)

Date: August 11, 2008

/s/ Reed L. Benson

By:  Reed Benson

Its: Chief Financial Officer (Principal Financial

and Accounting Officer)