Form 10-Q
period 2008-09-30
BROADCAST INTERNATIONAL INC
filed 2008-11-14
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2008
Common Stock, $.05 par value	38,671,252 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

22

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

29

            Item 4T. Controls and Procedures

29

Part II -Other Information

            Item 1.   Legal Proceedings

 30

            Item 1A. Risk Factors

 30

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

30

            Item 3.   Defaults Upon Senior Securities

30

            Item 4.   Submission of Matters to a Vote of Security Holders

30

            Item 5.   Other Information

31

            Item 6.   Exhibits

32

Signatures

34

Item 1. Financial Information

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2008
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$16,598,300	$6,714,626
Trade accounts receivable, net	220,834	432,539
Inventory	57,218	21,811
Prepaid expenses	2,449,236	913,717

Total current assets	19,325,588	8,082,693

Property and equipment, net	641,314	1,959,183

Other assets
Debt offering Costs	1,367,583	1,021,275
Patents, net	197,346	194,302
Available-for-sale securities (note 7)	--	2,554,597
Deposits and other assets	8,795	9,058

Total other assets	1,573,724	3,779,232

Total assets	$21,540,626	$13,821,108

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	September 30,
	2007	2008
LIABILITIES:		(Unaudited)

Current liabilities
Accounts payable	$640,292	$654,818
Payroll and related expenses	460,236	514,596
Other accrued expenses	55,356	181,136
Unearned revenue	169,359	9,626
Current debt obligations	47,692	--
Derivative valuation	14,267,600	11,871,400

Total current liabilities	15,640,535	13,231,576

Long-term liabilities
Convertible debt (net of $13,068,755 and $9,675,278
discount, respectively)	2,931,245	6,324,722

Total liabilities	18,571,780	19,556,298

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 37,775,034 and 38,662,585 shares issued
as of December 31, 2007 and September 30, 2008,
respectively	1,888,752	1,933,129
Additional paid-in capital	69,078,449	72,983,036
Accumulated other comprehensive loss	-	(245,403)
Subscriptions receivable	(25,000)	-
Accumulated deficit	(67,973,355)	(80,405,952)

Total stockholders’ equity (deficit)	2,968,846	(5,735,190)

Total liabilities and stockholders’ equity (deficit)	$21,540,626	$13,821,108

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30
	2007	2008	2007	2008

Net sales	$834,320	$761,572	$3,197,170	$2,759,767

Cost of sales	819,821	913,295	3,215,431	3,018,600

Gross profit (loss)	14,499	(151,723)	(18,261)	(258,833)

Operating expenses:
Administrative and general	1,542,058	1,755,844	4,291,635	4,744,585
Selling and marketing	103,135	359,904	412,570	962,405
Research and development	301,216	1,410,308	814,920	3,239,094
Impairment of license rights	-	-	1,142,400	-

Total operating expenses	1,946,409	3,526,056	6,661,525	8,946,084

Total operating loss	(1,931,910)	(3,677,779)	(6,679,786)	(9,204,917)

Other income (expense):
Interest income	3,303	53,714	15,881	318,003
Interest expense	(365,354)	(1,492,785)	(1,492,193)	(4,487,362)
Derivative valuation gain (loss)	(4,679,000)	(3,929,100)	(4,350,910)	934,723
Other income (expense), net	(8,205)	11,290	(8,555)	6,956

Total other income (expense)	(5,049,256)	(5,356,881)	(5,835,777)	(3,227,680)

Loss before income taxes	(6,981,166)	(9,034,660)	(12,515,563)	(12,432,597)

Provision for income taxes	--	--	--	--

Net loss	$(6,981,166)	$(9,034,660)	$(12,515,563)	$(12,432,597)

Net loss per share – basic & diluted	$(0.23)	$(0.23)	$(0.42)	$(0.32)

Weighted average shares – basic & diluted	30,584,600	38,641.500	29,531,300	38,452,800

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(12,515,563)	$(12,432,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,560	351,332
Common stock issued for services	--	192,990
Common stock issued for in process research and development	--	75,501
Accretion of discount on convertible notes payable	733,335	3,394,234
Stock-based compensation	1,683,127	742,701
Gain on sale of assets	(5,100)	(363)
Derivative liability valuation	4,350,910	(934,723)
Impairment of license rights	1,142,400	--
Extinguishment of debt	365,624	6,056
Allowance for doubtful accounts	29,128	197,922
Changes in assets and liabilities:
Accounts receivable	601,566	(409,627)
Inventories	(32,406)	35,407
Debt offering costs	256,554	346,308
Prepaid and other assets	1,672,203	2,023,256
Accounts payable and accrued expenses	6,075	106,613
Deferred revenues	(334,318)	(159,733)

Net cash used in operating activities	(1,882,905)	(6,464,723)

Cash flows from investing activities:
Purchase of equipment	(57,092)	(1,589,623)
Purchase of available-for-sale securities	--	(11,600,000)
Proceeds from sale of available-for-sale securities	--	8,800,000
Proceeds from sale of assets	5,100	11,882

Net cash used in investing activities	(51,992)	(4,377,741)

Cash flows from financing activities:
Proceeds from the exercise of warrants	--	933,040
Principal payments on debt	(630,477)	--
Proceeds from subscription receivable	--	25,000
Proceeds from the exercise of options	--	750
Proceeds for the sale of stock	1,802,999	--
Loan proceeds	299,948	--

Net cash provided by financing activities	1,472,470	958,790

Net decrease in cash and cash equivalents	(462,427)	(9,883,674)

Cash and cash equivalents, beginning of period	807,741	16,598,300

Cash and cash equivalents, end of period	$345,314	$6,714,626

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2007 and September 30, 2008 and the results of operations for the three and nine months ended September 30, 2007 and 2008, respectively, with the cash flows for each of the nine month periods ended September 30, 2007 and 2008, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Options and warrants to purchase 16,064,057 and 15,819,837 shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at September 30, 2008 and 2007, respectively, but were excluded from the calculation of diluted earnings per share because the effect of the stock options and warrants was anti-dilutive. Furthermore, the Company had convertible debt that was convertible into 3,418,961 shares of common stock at September 30, 2008, that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

We calculated the fair market value of each option and warrant awarded on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the grants awarded for nine months ended September 30, 2008.

Risk-free interest rate	2.17% - 3.99%
Expected lives in years	1.40 - 10.0
Dividend yield	0
Expected volatility	76.73% - 86.96%

Net loss for the nine months ended September 30, 2008 and 2007 includes $742,701 and $1,683,127, respectively, of non-cash stock-based compensation expense. Options issued to directors vest immediately and all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.

Included in the $742,701 of non-cash stock based compensation expense for the nine months ended September 30, 2008 is (i) $173,105 for the vested portion of 496,500 options granted to seventeen employees, (ii) $217,532 for the vested portion of 400,000 warrants granted to three consultants, (iii) $370,193 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2008, and (iv) $18,129 credit for recovery of previously recorded expense of unvested options forfeited during the period.

Included in the $1,683,127 of non-cash stock based compensation expense for the nine months ended September 30, 2007 is (i) $959,000 resulting from 1,100,000 options granted to three directors, (ii) $349,805 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2007, (iii) $293,550 resulting from 1,090,000 warrants issued to five consultants, of which 500,000 warrants were issued to a current member of our board of directors prior to him becoming a member of the board, (iv) 1,000,000 warrants were issued to an additional consultant, however, no services were rendered and the warrants were forfeited by the consultant, (v) $70,412 resulting from the issuance of 366,500 options issued to non-executive management employees, and (vi) $10,360 for repriced options previously granted to executive management. Warrants to acquire 1,202,003 shares of our common stock were also granted to certain equity investors.

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three and nine months ended September 30, 2007 and 2008 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2008	2007	2008
General and administrative	$20,529	$271,551	$1,503,986	$445,720
Research and development	63,168	120,382	179,141	296,981

Total	$683,697	$391,933	$1,683,127	$742,701

Due to unexercised options and warrants outstanding at September 30, 2008, we will recognize an aggregate total of $2,551,910 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2008	$ 1,138,825
2009	773,753
2010	509,664
2011	129,668

Total	$ 2,551,910

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2008.

	Options and Warrants Outstanding	Options or Warrants Price Per Share

Outstanding at December 31, 2007	16,034,019	$ 0.02	–	$ 45.90
Options granted	496,500	2.50	–	3.45
Warrants issued	400,000	2.94	–	3.35
Expired	--	--	–	--
Forfeited	(259,804)	0.33	–	4.00
Exercised	(606,658)	0.33	–	2.00

Outstanding at September 30, 2008	16,064,057	$ 0.02	–	$ 45.90

The following table summarizes information about stock options and warrants outstanding at September 30, 2008.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.02-0.04	1,264,495	1.56	$0.03	1,264,495	$0.03
0.33-0.95	1,667,481	6.09	0.72	1,500,814	0.70
1.06-6.25	13,128,481	3.04	2.51	12,356,314	2.54
9.50-11.50	2,000	2.77	10.65	2,000	10.65
36.25-45.90	1,600	1.92	41.08	1,600	41.08
$0.02-45.90	16,064,057	3.24	$2.13	15,125,223	$2.15

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At September 30, 2008 and 2007, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Current financial market conditions have had the effect of restricting liquidity of cash management investments and have increased the risk of even the most liquid investments and the viability of some financial institutions.  We do not believe, however, that these conditions will materially affect our business or our ability to meet our obligations or pursue our business plans.

Account Receivables

Included in our $432,539 and $220,834 net accounts receivable for the nine months ended September 30, 2008 and year ended December 31, 2007, respectively, were (i) $12,626 and $35,106 of unbilled trade receivables and (ii) $213 and $5,421 for employee travel advances and other receivables, respectively.  Trade account receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

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

Patents

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2008, the United States Patent and Trademark Office had approved 2 patents.  Additionally, seven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $1,054 and $3,044 for the three and nine months ended September 30, 2008, respectively. Amortization expense recognized on all patents totaled $673 and $2,084 for the three and nine months ended September 30, 2007, respectively.

Estimated amortization expense for each of the next five years is as follows:

Year ending December 31:
2008	$ 10,486
2009	10,486
2010	10,486
2011	10,486
2012	10,486

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $1,410,308, and $3,239,094 of research and development costs for the three and nine months ended September 30, 2008 and $301,216 and $814,920 for the three and nine months ended September 30, 2007, respectively.

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

For the nine months ended September 30, 2008, we had 4 customers that individually constituted greater than 10% of our total revenues, which represented 26%, 12%, 12% and 10% of our revenues, respectively.  For the nine months ended September 30, 2007, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 21%, 21% and 20% of our revenues, respectively. Only one of these customers in 2008 was the same customer as in 2007.

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

NOTE 6 - LONG TERM OBLIGATIONS

Senior Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We are using the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000, which is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock, at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

We also entered into a registration rights agreement with the holder of the senior secured convertible note pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock, the shares of common stock issuable upon conversion of the note, the shares of common stock issuable as interest shares under the note and shares of common stock issuable upon exercise of the warrant under the Securities Act of 1933, as amended (the “Securities Act”).  The holder is entitled to demand registration of the above-mentioned shares of common stock after six months from the closing of the securities purchase agreement in certain circumstances.

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

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any; or

•

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible note.

As of September 30, 2008, we recorded an aggregate derivative liability of $8,111,000, and a derivative valuation gain of $509,100 to reflect the change in value of the aggregate derivate liability since December 31, 2007.  The aggregate derivative liability of $8,111,000 included $4,211,000 for the conversion feature and $3,900,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate between 2.00% and 2.63%, (ii) expected life (in years) of 2.2 for the conversion feature and 4.2 for the warrants; (iii) expected volatility of 87.93% for the conversion feature and 79.47% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $3.79.

The principal value of $15,000,000 of the 6.25% senior secured convertible note is being accreted over the term of the obligation, for which $1,047,825 and $3,143,475 was included in interest expense for the three and nine months ended September 30, 2008, respectively. The note bears a 6.25% annual interest rate payable quarterly, and for the three and nine months ended September 30, 2008, $234,375 and $703,125, respectively, was included in interest expense. On December 21, 2007, we paid $937,500 as interest for the first year of the note and at September 30, 2008 have recorded $210,937 as prepaid interest.

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

Pursuant to the securities purchase agreement, (i) we sold to the convertible note holder a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006; (ii) the convertible note bears an annual interest rate of 5%, payable semi-annually in cash or shares of our common stock; (iii) the convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share; and (iv) we issued to the convertible note holder four classes of warrants (A Warrants, B Warrants, C Warrants and D Warrants), which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A and B Warrants originally expired one year after the effective date of a registration statement filed under the Securities Act to register the subsequent sale of shares received from exercise of the A and B Warrants. The C Warrants and D Warrants originally expired eighteen months and twenty four months, respectively, after the effective date of a registration statement to be filed under the Securities Act.  The A Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

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

During the three months ended June 30, 2008, the convertible note holder exercised 64,400 A Warrants at an exercise price of $1.60 per share providing $103,040 in funding to us. As of September 30, 2008, there remain 231,600 A warrants and 750,000 B Warrants available.

As of September 30, 2008 and 2007, we recorded an aggregate derivative liability of $3,673,700 and $6,310,000, and derivative valuation gain of $313,860 and derivative valuation loss of $3,039,200, respectively, to reflect the change in value of the aggregate derivate liability since December 31, 2007 and 2006, respectively.  The aggregate derivative liability of $3,673,700 included $1,626,700 for the conversion feature and $2,047,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 1.78% for the conversion feature and 0.92% for the warrants, (ii) expected life (in years) of 1.00 for the conversion feature and 0.20 for the warrants; (iii) expected volatility of 85.25% for the conversion feature and 90.18% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $3.79.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 and $250,002 was included in interest expense for the three and nine months ended September 30, 2008 and 2007, respectively.  The note bears a 5% annual interest rate payable semi-annually, and for both the three and nine months ended September 30, 2008 and 2007, $12,501 and $37,503, respectively, was included in interest expense.

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

On September 13, 2007, one of the institutional funds assigned $54,505 of its convertible note and certain associated warrants to a third party. On September 25, 2007, two of the institutional funds converted an aggregate of $225,000 of their convertible notes into 150,000 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced to $1,425,000.

During October 2007, four of the institutional funds converted an aggregate of $1,091,944 of their convertible notes into 727,963 shares of our common stock. During November 2007, one of the institutional funds converted an aggregate of $278,551 of its convertible notes into 185,701 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced to $54,505.

During the three months ended December 31, 2007, four of the institutional funds exercised an aggregate of 667,298 of their A and B warrants at an exercise price of $1.50 providing $1,000,947 in funding to us.  As of December 31, 2007, there were 532,702 remaining warrants outstanding.

During the three months ended March 31, 2008, three of the institutional funds exercised an aggregate of 500,000 of their A and B warrants at an exercise price of $1.50 providing $750,000 in funding to us.  As of September 30, 2008, there were 32,702 remaining warrants available.

As of September 30, 2008 and 2007, we recorded an aggregate derivative liability of $86,700 and $2,161,000 and a derivative valuation gain of $111,763 and a derivative valuation loss of $1,639,800 to reflect the change in value of the aggregate derivate liability since December 31, 2007 and 2006, respectively.  The aggregate derivative liability of $86,700 was for the 32,702 remaining warrants.  The value was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 1.89%; (ii) expected life (in years) of 1.6; (iii) expected volatility of 96.66%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $3.79.

The $54,505 principal value of the senior secured convertible notes at December 31, 2007 was converted during the three months ended March 31, 2008. Prior to conversion, the outstanding principal value was being accreted over the term of the obligations, for which $757 and $483,333 was included in interest expense for the nine months ended September 30, 2008 and 2007, respectively.  The accretion included in interest expense for the three months ended September 30, 2007 was $ 137,499.  The notes bore a 6% annual interest rate payable semi annually for which (i) $0 and $136 for the three and nine months ended September 30, 2008, respectively, and (ii) $24,525 and $85,467 for the three and nine months ended September 30, 2007, respectively, were included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the debtor-in-possession’s plan of reorganization for Interact Devices, Inc., or IDI, was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI representing approximately 86% of the equity of IDI.

During the year ended December 31, 2007, we satisfied our obligation to the creditors of IDI. For the three and nine months ended September 30, 2007, we paid approximately $17,547 and $52,640, respectively of the $312,768 original obligation. The balance remaining as of September 30, 2007 was approximately $52,640 and had been recorded as a current liability (for that year).

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2008:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$895,026	$895,026	$-	$-
Treasury cash reserve securities	5,964,600	5,964,600	-	-
Auction rate preferred securities	2,554,597	-	-	2,554,597
Total assets measured at fair value	$9,414,223	$6,859,626	$-	$2,554,597

Liabilities
Derivative valuation (1)	$11,871,400	$-	$-	$11,871,400
Total liabilities measured at fair value	$11,871,400	$-	$-	$11,871,400

(1) See Note 6 of the Company's Condensed Consolidated Financial Statements for additional discussion.

The table below presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation Liability	Preferred Securities	Total
Balance at December 31, 2007	$(14,267,600)	$-	$(14,267,600)
Total gains or losses (realized and unrealized)
Included in net loss	934,723	-	934,723
Included in other comprehensive loss	-	(245,403)	(245,403)
Purchases, issuances, and settlements, net	1,461,477	2,800,000	4,261,477
Transfers to Level 3	-	-	-
Balance at September 30, 2008	$(11,871,400)	$2,554,597	$(9,316,803)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheet.

Auction Rate Preferred Securities

As of September 30, 2008, the Company had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities on the Company’s Condensed Consolidated Balance Sheet and reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by the Company failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of September 30, 2008.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer.

As a result of the temporary decline in fair value for the Company’s ARPS, which it attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $245,403 to accumulated other comprehensive loss.  The ARPS held by the Company at September 30, 2008, totaling $2,800,000 were in AAA rated funds.  Due to the Company’s belief that the market for these instruments may take in excess of twelve months to fully recover, the Company has classified these investments as non-current.  During second quarter 2008, $8,800,000 of the Company’s ARPS, held at March 31, 2008, were redeemed at 100% of their par value.  As of September 30, 2008, the Company continues to earn interest on its ARPS under the default interest rate features of the ARPS. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss.  If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

NOTE 8 – COMPREHENSIVE LOSS

Comprehensive loss equaled net loss of $6,981,166 and $12,515,563 for the three and nine months ended September 30, 2007, respectively. Net loss totaled $9,034,660 and $12,432,597 for the three and nine months ended September 30, 2008, respectively, and included unrealized losses on auction rate preferred securities.  The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2008 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Net Loss	$ (9,034,660)	$ (12,432,597)
Unrealized gain (loss) on Available-for-sale Securities	(51,077)	(245,403)
Comprehensive Loss	$ (9,085,737)	$ (12,678,000)

Accumulated other comprehensive loss per the Company’s Condensed Consolidated Balance Sheet consists of the Company’s unrealized loss of $245,403 on its available-for-sale securities.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2008, we issued 160,000 shares of our common stock to a corporation, to provide investor relations services for the Company. The value of these shares of $488,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2008	$ 427,003
2009	60,997
$ 488,000

During the nine months ended September 30, 2008, we issued 63,000 shares of our common stock pursuant to an existing consulting agreement to a corporation, to provide investor relations services for the Company. The value of these shares of $192,990 was recorded in general and administrative expense.

On March 18, 2007, one of the institutional funds converted an aggregate of $54,505 of their convertible notes into 36,337 shares of our common stock resulting in an extinguishment of debt non-cash expense of $6,056 included as interest expense for the nine months ended September 30, 2008. See Note 6.

During the nine months ended September 30, 2008, an aggregate of 2,258 options and 40,000 warrants were exercised by one and three individuals providing $750 and $80,000, respectively, in funding to the Company.

For the nine months ended September 30, 2008 and 2007, an aggregate non-cash expense of $3,394,234 and $733,335 was recorded for the accretion of (i) the senior 6% convertible notes of $757 and 483,333, respectively, (ii) the unsecured convertible note of $250,002 in each of the periods, and (iii) $3,143,475 for the senior secured 6.25% convertible notes in 2008, as interest expense. See Note 6.

For the nine months ended September 30, 2007, we received $1,802,999 from the sale of 1,202,016 shares of common stock pursuant to a private placement offering at a price of $1.50 per share. Additionally, the holders of 1,202,013 of these shares received a warrant to acquire one share of our common stock for each share purchased.  The warrants have a three-year exercise period and are exercisable at a $2.00 exercise price.

During the nine months ended September 30, 2007, we issued 2,160,000 shares of our common stock to three corporations, which provide investor relations services for us. The value of these shares of $2,124,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2007	$ 996,997
2008	1,066,006
2009	60,997
$ 2,124,000

During the nine months ended September 30 2007, three of the institutional funds converted an aggregate of $1,075,000 of their senior secured convertible notes into 716,667 shares of our common stock resulting in an extinguishment of debt non-cash expense in the amount of $365,264 included as interest expense for the nine months ended September 30, 2007. See Note 6.

On February 28, March 30, and May 11, 2007, we entered into three unsecured promissory 6% notes with a Utah corporation, in the aggregate of $299,948 included at September 30, 2007 as current debt obligations.

The Company paid no cash for income taxes during the nine months ended September 30, 2008 and 2007.

The Company paid $26,108 and $94,863 for interest expense during the nine months ended September 30, 2008 and 2007, respectively.

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

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP SFAS 157-3”). FSP SFAS 157-3 provides guidance on how management's internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The Company has incorporated the considerations of FSP SFAS 157-3 in its assessment of the fair value of its ARPS as of September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115” (“SFAS 159”). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. We adopted SFAS 159 on January 1, 2008. The adoption had no impact on our consolidated financial statements as we did not make a fair value election for any of our existing financial assets and liabilities. Any election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect that the adoption of SFAS 160 will have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our consolidated financial statements.

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

NOTE 11 – SUBSEQUENT EVENTS

On August 4, 2008, an aggregate of 200,000 restricted stock units were awarded to five members of our board as follows: (i) 100,00 (25,000 each) to four members of our board and (ii) 100,000 to one member of the board for extraordinary services performed. All awards issued were subject to the approval of the 2008 Equity Incentive Plan by our shareholders.

On October 8, 2008, one member of the board was awarded 200,000 restricted stock units for extraordinary services performed and for assuming additional operational responsibilities for the Company. This award was issued subject to the approval of the 2008 Equity Incentive Plan by our shareholders.

On October 15, 2008, we issued 8,667 shares of our common stock to an individual in exchange for 130,000 share equivalents of IDI (a majority owned subsidiary of the Company).

On November 4, 2008, we issued 60,000 shares of our common stock to an individual in exchange for 900,000 share equivalents of IDI.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as follows:

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

Valuation of Investments

As discussed in Note 7 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS 157 effective January 1, 2008.  In valuing our investments, we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we utilize a discounted cash flow analysis to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $2,554,597 at September 30, 2008.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157.  However, due to events in credit markets during 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2008.  This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Due to these events, we reclassified these instruments as Level 3 during first quarter 2008 and recorded a temporary unrealized decline in fair value of $560,187, with an offsetting entry to accumulated other comprehensive loss at March 31, 2008. During the quarter ended June 30, 2008, we liquidated at par approximately 80% of our auction rate securities held at March 31, 2008 resulting in the temporary unrealized decline in fair value being adjusted to $194,326 at June 30, 2008, which we have increased by $51,077 to $245,403 at September 30, 2008 to further reflect current market conditions.  We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities. We believe we have sufficient cash and cash equivalents available at September 30, 2008 to allow us sufficient time for the securities to return to full value.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

Executive Overview

The current economic downturn and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business, financial results and our liquidity. If economies remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals as customers delay or defer buying or reduce their level of  spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us. Additionally, we may experience increased difficulty in obtaining financing in the future, which could negatively impact our ability to pursue our business and development of CodecSys products. As a result, we cannot predict what impact the current economic downturn and uncertainty of the financial markets will have on our business, but expect that such events may have an adverse effect on our business, financial results and liquidity in the current quarter and future periods, including 2009.

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

During the quarter ended September 30, 2008, our revenues decreased by 14% compared to the same quarter in 2007. For the nine months ended September 30, 2008, our revenues decreased by 10% compared to the same period in 2007. These decreases resulted primarily from customer contracts that were either not renewed or were completed, as discussed below. Net cash used for operations in the nine months ended September 30, 2008 increased compared to the nine months ended September 30, 2007 by 243%.  Until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

Results of Operations for the Nine Months ended September 30, 2008 and September 30, 2007

Revenues

We generated $2,759,767 in revenue during the nine months ended September 30, 2008.  During the same nine-month period in 2007, we generated revenue of $3,197,170.  The decrease in revenue of $437,403 was due primarily to: (i) a $414,661 decrease in satellite fees charged, due to the expiration of a customer contract that was not renewed, resulting in a decrease in satellite revenue of $441,600 from that customer and,  (ii) the Company completing installation services for two customers in 2007 that were not repeated in 2008, which was offset by increased services provided to other customers, resulting in a decrease in installation related revenues of $94,430.  (iii)  studio and production fees decreased by $96,739 due mainly to a decrease of production jobs,  (iv) increased web and development fees of $98,280 from increased activity primarily for a single customer, and (v) increased license fees of $70,146 from the addition of a new customer, as well as increased installation and satellite usage revenues from other new and existing customers.

Sales revenues from our three largest customers accounted for approximately 49% and 62% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity. The three largest customers in 2008 are not the same three largest customers in 2007. One of our three largest customers in 2008, accounting for $328,811 in revenues for the nine months ended September 30, 2008, will not generate significant revenues for us in the future and will need to be replaced by new business or we will suffer a further  reduction in revenues.

Cost of Revenues

Cost of revenues decreased by approximately $196,832 to $3,018,600 for the nine months ended September 30, 2008 from $3,215,431 for the nine months ended September 30, 2007.  The decrease was due primarily to decreased satellite distribution costs of $217,113, which resulted from the expiration of a customer contract referenced above. In addition, costs of installation services decreased by $149,367 due to decreased activity in installation of equipment primarily for one customer. These decreases were partially offset by an increase in depreciation and amortization of approximately $190,005, which resulted from large equipment purchases and improvements related primarily to our development activities.

Expenses

General and administrative expenses for the nine months ended September 30, 2008 were $4,744,585 compared to $4,291,635 for the nine months ended September 30, 2007.  The increase in general and administrative expenses of approximately $452,950 resulted primarily from an increase in employee salary and related expenses of $205,711, an increase of $171,263 in bad debt expense and an increase in legal services expenses of $98,470.

Research and development in process increased by $2,424,174 for the nine months ended September 30, 2008 to $3,239,094 from $814,920 for the nine months ended September 30, 2007, not including a one-time expense for impairment of license rights of $1,142,400 recorded in 2007.  The increase resulted primarily from an increase of $1,294,931 in employee related expenses, an increase of $365,249 in professional services, an increase of $108,278 in developmental services incurred by IDI, an increase of $117,839 in option and warrant expense, an increase of $27,345 in patent related expenses, an increase in general operating expenses of $264,704 related to the increased number of employees and an increase of $157,210 in materials and supplies expense also related to increased developmental activities.  In addition, we recorded an expense of $76,047 for the purchase of a portion of the minority interests of IDI, our development subsidiary..

Sales and marketing expenses increased $549,835 to $962,405 for the nine months ending September 30, 2008 from $412,570 for the nine months ending September 30, 2007.  The increase reflects an increase in consulting and other professional services of $259,881, an increase in advertising and promotion expenses of $118,557, and $93,990 for additional sales personnel hired to begin marketing of our CodecSys products and related overhead expenses.

Interest Expense

For the nine months ended September 30, 2008, we incurred interest expense of $4,487,362 compared to interest expense for the nine months ended September 30, 2007 of $1,492,193.  The increase of $2,995,168 resulted primarily from the Company recording more non cash interest expense related to the accretion of note liability on our 6.25% senior secured convertible note and related amortization of debt offering costs, which was not outstanding in 2007 and on our unsecured convertible note. In addition, interest expense paid or accrued on the 6.25% senior secured convertible note is likewise greater due to the increased principal balance outstanding.

Net Loss

We realized a net loss for the nine months ended September 30, 2008 of $12,432,597 compared with a net loss for the nine months ended September 30, 2007 of $12,515,563. The decrease in the net loss of $82,966 is primarily due to the difference of $5,285,633 between a loss of $4,350,910 recorded in 2007 related to our derivative valuation calculation and the gain of $934,723 recorded as of September 30, 2008 relative to the derivative valuation calculation, which was offset by (i) the increase of $2,995,168 in interest expense, (ii) an increase in operating expenses of $2,284,559 as explained above, and (iii) a $240,572 decrease in gross margin as a result of decreased revenues.

Results of Operations for the Three Months ended September 30, 2008 and September 30, 2007

Revenues

The Company generated $761,572 in revenue during the three months ended September 30, 2008.  During the same three-month period in 2007, the Company generated revenue of $834,320.  The decrease in revenue of $72,748 was due primarily to a decrease of $242,306 in satellite fees resulting from the expiration of a customer contract, partially offset by the Company realizing an increase of $175,014 from installation and service work in the three months ended September 30, 2008.

The Company's three largest customers’ sales revenues accounted for approximately 58% and 60% of total revenues for the quarters ended September 30, 2008 and 2007, respectively.  The three customers with the greatest revenues in 2007 were not the same three customers in 2008. Any material reduction in revenues generated from any one of its largest customers could harm the Company’s results of operations, financial condition and liquidity unless we could replace the lost revenues with new customers.

Cost of Revenues

Costs of revenues increased by approximately $93,474 to $913,295 for the three months ended September 30, 2008, from $819,821 for the three months ended September 30, 2007.  The increase was due primarily to increased depreciation of $100,752 due to purchases of equipment and upgrades of our internal network primarily for our development activities and increased activity in installation of equipment, which resulted in an increase in the costs related to such installation services for all the Company’s customers of $90,183 and an increase in salaries and attendant expense in the operations department. The increases were partially offset by a decrease in satellite distribution costs of $159,035 due to the loss of a satellite customer.

Expenses

General and administrative expenses for the three months ended September 30, 2008 were $1,755,844 compared to $1,542,058 for the three months ended September 30, 2007.  The increase of approximately $213,786 resulted primarily from increases in expenses incurred for bad debt expense of $88,111, outside director fees of $70,000 and payroll and related expenses of $38,994.  Consulting fees for the quarter ended September 30, 2008 increased by $339,716, but were offset by a decrease in option and warrant expense of $348,978.

Research and development in process increased by $1,109,092 for the three months ended September 30, 2008 to $1,410,308 from $301,216 for the three months ended September 30, 2007.  This increase resulted primarily from increased employee and related costs of $620,890, increased consulting and other professional services of $305,821 and increased expenses in IDI of $141,421, all of which expenses were increased as a result of increasing our development activity.

Sales and marketing expenses increased $256,769 for the three months ended September 30, 2008 to $359,904 from $103,135 for the three months September 30, 2007.  The increase was due primarily to increased consulting and other professional fees of $132,826, increased payroll and related expenses of $57,257 resulting from hiring of additional personnel devoted to sales, and an increase of $50,008 in advertising and promotion expenses.

Interest Expense

For the three months ended September 30, 2008, the Company incurred interest expense of $1,492,785 compared to interest expense for the three months ended September 30, 2007 of $365,355.  The increase of $1,127,430 resulted primarily from the Company recording interest expense  related to note accretion and accrual of interest payable related to our 6.25% senior secured convertible note, which was not outstanding during the third quarter of 2007, partially offset by note accretion of our 6.0% senior secured convertible notes in 2007, which have since been converted and are no longer outstanding. The $1,492,785 interest expense recorded primarily consisted of $1,131,159 recorded to account for the accretion of note liability on our balance sheet, interest payable on all notes of $246,876 and amortization of debt offering costs of $114,750.

Net Loss

We realized a net loss for the three months ended September 30, 2008 of $9,034,660 compared with a net loss for the three months ended September 30, 2007 of $6,981,166. The increase in net loss of $2,053,494 was primarily the result of the increase of $1,127,430 in interest expense, the increase of operating expenses of $1,579,647 as described above, and a decrease in gross margin of $166,222. These factors which increased net loss were offset by a decrease in derivative valuation loss of $749,900, which resulted primarily from the valuation of our 6.25% senior secured convertible note.

Liquidity and Capital Resources

At September 30, 2008, we had cash of $ 6,714,626, total current assets of $8,082,693, total current liabilities of $13,231,576 and total stockholders' deficit of $5,735,190.  Included in current liabilities is $11,871,400, which relates to the value of the embedded derivatives for the 6.25% senior secured convertible note and related warrants and the unsecured convertible note and warrants. Our current liabilities, without considering the derivative liability, were $1,360,176.

As of September 30, 2008, we held approximately $2,800,000 of auction rate preferred securities, valued at $2,554,597 and classified as long-term investments. Beginning in February 2008, many of these auction rate preferred securities became illiquid because their scheduled auctions failed to settle. During the second quarter 2008, $8,800,000 of the $11,600,000 auction rate preferred securities held at March 31, 2008 were liquidated at par, with the Company not sustaining any losses. However, we may have limited or no opportunities to liquidate the remaining auction rate investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot effect a sale. When an auction fails, the affected securities begin to pay interest under their default interest rate terms. As a result of this illiquidity caused by the lack of an active market, these investments were classified as non-current.   Although approximately 80% of

our investments have been redeemed by the issuers, none of the issuers of the auction rate preferred securities still held by us have announced a definitive plan for redemption of the remainder of the securities in the near term.  A temporary unrealized loss of $560,187 was recorded in the first quarter of 2008, which was decreased to $194,326 at June 30, 2008 to reflect the redemptions which occurred in the second quarter, but was increased to $245,403 in the third quarter to reflect changed market conditions. We utilized a discounted cash flow analysis in determining the fair value of these securities, which used significant unobservable inputs at September 30, 2008.

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

We experienced negative cash flow used in operations during the nine months ended September 30, 2008 of $6,464,723 compared to negative cash flow used in operations for the nine months ended September 30, 2007 of $1,882,905.  The negative cash flow was met by cash reserves.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase sales in our network division to new or existing customers.

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest and $1,377,000 of related costs including commissions).  We are using the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

In connection with the financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note. See note 6 of our consensed consolidated financial statements included elsewhere in this report.

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

We also entered into a registration rights agreement with the holder of the senior secured convertible note pursuant to which we agreed to provide certain registration rights with respect to the shares of common stock, the shares of common stock issuable upon conversion of the note, the shares of common stock issuable as interest shares under the note and shares of common stock issuable upon exercise of the warrant under the Securities Act of 1933, as amended (the “Securities Act”).  The holder is entitled to demand registration of the above-mentioned shares of common stock after six months from the closing of the securities purchase agreement in certain circumstances.

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

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any; or

•

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible note.

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

The A warrants and B warrants expire December 3, 2008.  The original expiration date was to be one year after the effective date of a registration statement filed under the Securities Act registering the subsequent sale of shares received from exercise of the A warrants and B warrants, but was extended in connection with the exchange agreement described below.  The A warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share and the B warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share.  The convertible note holder also received C warrants to purchase 2,000,000 shares of common stock and D warrants to purchase 2,000,000 shares of common stock, all of which have been cancelled as discussed below.  The A warrants and B warrants are exercisable at any time until their expiration date and are subject to adjustment pursuant to standard anti-dilution rights.  As of September 30, 2008, the convertible note holder had exercised 518,400 A warrants and no B warrants.

In October 2007, we entered into an exchange agreement with the convertible note holder.  Pursuant to the exchange agreement, we cancelled the C warrants to acquire up to 2,000,000 shares of our common stock at $2.10 per share and the D warrants to acquire up to 2,000,000 shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock.

Our monthly operating expenses currently exceed our monthly net sales by approximately $650,000 per month.  This amount could increase significantly.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including from our IBM license agreement.

Our long-term liquidity is dependent upon execution of our business model and the realization of additional revenue and working capital as described above, and upon capital needed for continued commercialization and development of the CodecSys technology.  Commercialization and future applications of the CodecSys technology are expected to require additional capital. We have increased our expenditures for research and development in anticipation of bringing products to market. We currently estimate our research and development expenditures to be approximately $4.0 million annually for the foreseeable future.  This estimate will increase or decrease depending on specific opportunities and available funding.

To date, we have met our working capital needs primarily through funds received from sales of our common stock and from convertible debt financings.  Until our operations become profitable, we must continue to rely on external funding. Given the current state of the financial markets, there is significant uncertainty and we may not be able to raise the necessary capital on terms favorable to us and our shareholders, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not issue financial instruments for trading purposes or have any derivative financial instruments.  As discussed above, however, the embedded conversion features and prepayment options of our convertible notes and our related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value.  Approximately 80% of our auction rate preferred securities have been redeemed by the issuers at par.  The remaining amount of these securities, which are approximately $2,800,000, we have classified as non-current assets in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2008 and valued them at $2,554,597. For a complete discussion on auction rate preferred securities, including our methodology for estimating their fair value, see Note 7 to the unaudited condensed consolidated financial statements.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because of a filing error with respect to our definitive proxy materials related to our annual meeting of shareholders. See Part II, Item 4, Submission of Matters to Vote of Security Holders. We are taking corrective action to remedy this situation.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, we made no changes in our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities

None.

Item 4.

 Submission of Matters to Vote of Security Holders.

(a)           The 2008 Annual Meeting of Shareholders of Broadcast International, Inc. was held on October 29, 2008.

(b)           Six director nominees identified below, all of whom were existing directors, were elected to serve until the next annual meeting of shareholders and until their successors have been duly elected and qualified or until their earlier resignation or removal.

(c)          The following matters were submitted to a vote of security holders at the annual meeting:

Matter	For	Withheld/ Against	Abstentions	Broker Non-Votes

(1) Election of Directors:
William Davidson	22,699,361	7,390	-	-
Rodney M. Tiede	22,701,821	4,930	-	-
James E. Solomon	22,691,341	15,410	-	-
Kirby D. Cochran	21,350,855	1,355,896	-	-
Richard Benowitz	22,690,861	15,890	-	-
William Boyd	22,697,257	9,494	-	-

(2) Approval of the Broadcast International, Inc. 2008 Equity Incentive Plan	10,667,683	970,509	718,323	10,350,236

(3) Ratification of the selection of HJ & Associates, LLC as independent registered public accounting firm for the year ending December 31, 2008	22,649,791	5,320	51,640	-

In connection with the annual meeting, we elected to take advantage of the SEC’s new “e-proxy” rules, thereby allowing us to provide proxy materials to shareholders on the Internet.  We hired a third-party service provider to assist us in implementing the new rules.  In the course of implementation, there was a misunderstanding between us and the service provider which resulted in a copy of our definitive proxy materials not being filed with the SEC.  This missed filing did not affect the proxy materials or information provided to our shareholders.  After consultation with counsel, we believe the filing error did not impact the results of our annual meeting.  Out of an abundance of caution, however, we intend to resubmit the 2008 equity incentive plan to our shareholders and re-elect directors at our next annual meeting of shareholders currently scheduled for second quarter 2009.

Item 5.

 Other Information

(a)          At an Audit Committee meeting held on October 29, 2008, Mr. James Solomon resigned as chairman and a member of the Audit Committee. Mr. Solomon is currently serving as our Chief Financial Officer .At the same meeting, Mr. William Boyd, an existing member of the Audit Committee, was appointed as chairman of the committee. Mr. Richard Benowitz, an existing director, was appointed as a new member of the Audit Committee. Mr. Kirby Cochran continues as a member of the Audit Committee.

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

10.2*	Broadcast International, Inc. 2008 Equity Incentive Plan.
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

10.7

Termination and Release Agreement dated January 17, 2007 among Broadcast International, Yang Lan Studio Ltd., Broadvision Global, Ltd. and Sun Media Investment Holdings, Ltd. (Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2007)

10.8

Securities Purchase Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

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

Date: November 14, 2008

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal

Executive Officer)

Date: November 14, 2008

/s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and

Accounting Officer)