Form 10-K
period 2008-12-31
BROADCAST INTERNATIONAL INC
filed 2009-03-30
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2008.
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  0-13316

BROADCAST INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	87-0395567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7050 Union Park Avenue, Suite 600, Salt Lake City, UT 84047

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (801) 562-2252

Securities Registered Pursuant to Section 12(b) of the Exchange Act:  None.

Securities Registered Pursuant to Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.05

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act   Yes [   ]     No [ X ]

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

[    ] Large accelerated filer

                                                                                     [    ] Accelerated filer

[    ] Non-accelerated filer (Do not check if a smaller reporting company)            [ X ] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ]     No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was $91,730,131.

As of March 1, 2009, the Registrant had outstanding 38,871,760 shares of its common stock.

Documents Incorporated by Reference

Part III information hereof is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2009 annual meeting of shareholders, which will be filed on or before April 30, 2009.

TABLE OF CONTENTS

Page No.

PART I

3

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

11

ITEM 1B.  UNRESOLVED STAFF COMMENTS

16

ITEM 2.  PROPERTIES

16

ITEM 3.  LEGAL PROCEEDINGS

16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

PART II

16

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES  16

ITEM 6.  SELECTED FINANCIAL DATA

18

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  18

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  27

ITEM 9A(T).  CONTROLS AND PROCEDURES

27

ITEM 9B.  OTHER INFORMATION

28

PART III

28

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

28

ITEM 11.  EXECUTIVE COMPENSATION

28

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  29

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  29

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

29

PART IV

29

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

29

SIGNATURES

31

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

On November 15, 2007, we entered into a two-year license agreement with IBM pursuant to which we will license our patented CodecSys technology for use by IBM in video encoders that IBM intends to manufacture and sell.  The first version of the IBM video encoder is completed in a commercially deployable form for sales in 2009.  The IBM agreement is our first significant license of the CodecSys technology for use in a commercial application.  We believe this agreement may hold substantial revenue opportunities for our business.  Although IBM has commenced marketing and sales activities with respect to products incorporating our CodecSys technology, no sales of products have been made and we have not derived any material revenue from our CodecSys technology to date.

After completion of our senior secured convertible note financing in December 2007, we made the decision to increase our spending for development in an attempt to complete the porting of our CodecSys technology to the IBM platform and to make the product ready for sale.  To accomplish these goals, we increased our engineering staff, acquired additional equipment to facilitate the development process, purchased additional codecs for use in our encoding system and engaged outside engineering firms to perform development services.  These development initiatives resulted in substantially increased research and development expenditures for 2008.

We continue to develop the CodecSys technology for a variety of applications, including Internet streaming, satellite encoding and transmitting video content to cellular phones and other hand-held electronic devices.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually, which is significantly less than we incurred for development in 2008.  This estimate may increase or decrease depending on specific opportunities and available funding.

Products and Services

Following are some of the ways in which businesses utilize our products and services.

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

The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period.  Of our net sales in 2008, approximately 84% were derived from satellite–based services and approximately 16% were derived from product and content development and all other services.

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

CodecSys Technology

We own proprietary video compression technology that we trademarked as “CodecSys” and are developing commercial applications for the technology.  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.  Today, video compression is generally accomplished by using a single technique or computer formula to create a particular data stream.  Our CodecSys technology uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.

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

We believe the CodecSys technology represents an unprecedented shift from currently used technologies for two important reasons.  First, CodecSys allows a change from using only a single codec to compress video content to using multiple codecs and algorithms in the compression and transmission of content.  The CodecSys system selects dynamically the most suitable codecs available from the various codecs stored in its library to compress a single video stream.  As a video frame, or a number of similar frames (a scene), is compressed, CodecSys applies the optimized codec from the library that best compresses that content.  CodecSys repeats the selection throughout the video encoding process, resulting in the use of numerous codecs on a best performance basis.  The resulting file is typically substantially smaller than when a single codec compression method is used.

The second important distinction is that CodecSys is a software encoding system that can be upgraded and improved without changing the hardware on which it is resident much as a personal computer can have its application software upgraded and changed without replacing the equipment.  Currently, all video encoders utilize an application specific integrated circuit (ASIC) chip as the encoding engine and when new developments are made, the customer must purchase new hardware to take advantage of the changes.  We believe that having a software based encoding product will slow hardware obsolescence for the customer and be a competitive advantage for us.

New Products and Services

In November 2007, we entered into a two-year license agreement with IBM pursuant to which we will license our patented CodecSys technology for use by IBM in video encoders that IBM intends to manufacture and sell.  The initial version of the IBM video encoder is completed in a commercially deployable form for sales in 2009 and will be marketed as the ”CE 1000.”  The CE 1000 does not have all of the codecs we intend to use in future versions.  Potential customers have requested that our software include an MPEG 2 codec, and we are in the process of integrating an MPEG 2 in the next version, which we intend to market as the “CE 2000.”  The IBM agreement is our first significant license of the CodecSys technology for use in a commercial application.  We believe this agreement may hold substantial revenue opportunities for our business.  IBM has commenced marketing and sales activities with respect to an encoder incorporating our CodecSys technology, and we have deployed “proof of concept” units at potential customers.  No sales of products, however, have been made, and we have not derived any material revenue from our CodecSys technology to date.

We have also licensed our CodecSys technology to a Japanese software engineering firm which has developed a single channel video encoder for use by customers who are not traditional broadcasters, such as customers with sporting venues who desire to broadcast real time events, but only need a single channel to do so.  Our Japanese licensee markets the “store and forward” version of this product as the “CE 100” which is currently ready for sale.  A version that is capable of live encoding, which we expect will be ready for sale in the first half of 2009, will be marketed as the “CE 200.”

We have also commenced development of our CodecSys technology for application on processor platforms other than IBM and have prototypes working on such other processor platforms.  To date, we do not have a commercially deployable product on such other platforms, but believe that products will be available for sale in the third quarter of 2009.

We continue to develop the CodecSys technology for a variety of applications, including Internet streaming, satellite encoding and transmitting video content to cellular phones and other hand-held electronic devices.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually, which is significantly less than we incurred for development in 2008.  This estimate may increase or decrease depending on specific opportunities and available funding.

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

Research and Development

We have spent substantial amounts in connection with our research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  For the year ended December 31, 2007, we recorded research and development in process expenses of approximately $1,275,000.  We increased research and development expenditures in 2008 to approximately $5,083,000.  Because of our current liquidity position and capital budgeting plans, our cash resources are expected to be sufficient to support future research and development activities although not at the levels incurred in 2008.  Management estimates we will incur approximately $2.0 million annually in research and development expenses as we pursue commercialization applications for our technology as described above.  This estimate will increase or decrease depending on specific opportunities and available funding.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001.  We have filed for patent protection in the United States and various foreign countries.  Our initial U.S. patent related to the CodecSys technology was granted by the U.S. Patent and Trademark Office, or PTO, in August 2007.  Three additional patents have been issued by the PTO.  As of March 1, 2009, we also had seven issued foreign patents and 25 pending patent applications, including U.S. and foreign counterpart applications.

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

Major Customers

A small number of customers account for a large percentage of our revenue.  Sales revenues from our three largest customers accounted for approximately 50% of total revenues for 2008 and 58% of total revenues for 2007.  The three largest customers in 2008 are not the same as the three largest customers in 2007.  In 2008, we lost two of what had been our three largest customers, although the contract for one of those customers did not expire until the end of 2008 and there was no negative impact on our revenues in 2008 from this customer.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases. Our largest customer in 2008 will not continue as a customer in 2009. To the extent that our largest customer no longer uses our services, revenues will decline substantially, which would harm our business unless we can replace that customer with another similarly large customer.

On December 29, 2008, we entered into a three-year contract with a Fortune 50 company in the financial services field to provide various services, including satellite broadcast services, digital signage, and music services to the client’s more than 6,000 retail and administrative locations throughout North America.  The client’s satellite network is used to transmit corporate training as well as point-of-sale promotional media.  Although the services are scheduled to begin in 2009, the services will only be phased in to certain locations over the term of the contract as requested by the client.  Therefore, we do not yet know the extent of the work or services that we will be providing for this client.

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

There are several additional major market sectors in which we plan to compete with our CodecSys technology, all with active competitors.  These sectors include the basic codec technology market, the corporate enterprise and small business streaming media market, and the video conferencing market.  These are sectors where we may compete by providing direct services.  Competition in these new market areas will also be characterized by intense competition with much larger and more powerful companies, such as Microsoft and Yahoo, which are already in the video compression and transmission business.  Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

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

On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple, QuickTime, MPEG2, MPEG4, On2, DivX and many others.  There are several companies, including Akamai, Inktomi, Activate and Loudeye, that utilize different codec systems.  These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences.  All are larger and have greater financial resources than we have.

Employees

We currently employ 35 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah, and 3 employees in Folsom, California.  In January 2009, we reduced our employee count by terminating 12 individuals, most of whom worked in technical positions.  We engage voice and production talent on an “as needed” basis at our recording studios and employ the services of independent sales representatives.

Government Regulation

We have seven licenses issued by the Federal Communications Commission for satellite uplinks, Ethernet, radio connections and other video links between our facilities and third-party uplinks.  Notwithstanding these licenses, all of our activities could be performed outside these licenses with third-

party vendors.  All material business activities are subject to general governmental regulations with the exception of actual transmission of video signals via satellite.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this report.  Our business and our securities involve a high degree of risk.

If we do not successfully commercialize our CodecSys technology, we may never achieve profitability, retire our convertible debt or be able to raise future capital.

It is imperative that we successfully commercialize our CodecSys technology.  We continue to develop this technology for a variety of applications.  We have never been involved in a development project of the size and breadth that is involved with CodecSys and none of our management has ever been involved with a software development project.  Management may lack the expertise and we may not have the financial resources needed for successful development of this technology.  Furthermore, commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future, which is significantly less than we incurred for development in 2008.  This estimate will increase or decrease depending on specific opportunities and available funding.  If we are unsuccessful in our CodecSys development and commercialization efforts, it is highly doubtful we will achieve profitable operations, retire our existing convertible indebtedness or be able to raise additional funding in the future.

We may need additional capital.  If additional capital is not available, we may have to curtail or cease operations.

In order to continue our operations, we may need additional funding.  Our monthly operating expenses currently exceed our monthly net sales by approximately $600,000 per month.  This amount could increase significantly.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue from our IBM license agreement or other revenue sources.  We must continue to rely on external funding until our operations become profitable.  We believe external funding may be difficult to obtain, particularly given the current financial market turmoil.  If sufficient capital is not available to us, we will be required to pursue one or a combination of the following remedies:  significantly reduce development, commercialization or other operating expenses; sell part or all of our assets; or terminate operations.

The recent disruption and illiquidity in the credit and financial markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable and more expensive.  These market conditions have made the management of our own liquidity significantly more challenging.  A further deterioration in the credit and financial markets or a prolonged period without improvement could adversely affect our ability to raise additional capital.

We have sustained and may continue to sustain substantial losses.

We have sustained operating losses in each of the last six years.  Through December 31, 2008, our accumulated deficit was $80,447,505.  We realized substantially reduced revenues in 2008, and we may continue to sustain losses on a quarterly and annual basis.

Covenant restrictions contained in our outstanding convertible notes may limit our ability to obtain additional capital and to operate our business.

Our $15.0 million senior secured convertible note and our $1.0 million unsecured convertible note contain, among other things, covenants that may restrict our ability to obtain additional capital or to operate our business.  For example, (i) the senior secured convertible note prohibits us from paying any dividends unless we obtain the prior written consent of the holder of such note; (ii) the senior secured convertible note and the unsecured convertible note contain anti-dilution provisions; and (iii) the securities purchase agreement, under which the senior secured convertible note was issued, granted rights of first refusal to participate in any future funding to the holder of the note purchased thereunder.  Even if we are able to obtain additional capital, such covenants could result in substantial dilution to our existing shareholders.  Furthermore, a breach of any of the covenants contained in the convertible notes could result in a default under the notes, in which event the note holders could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.

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

The recent recession and market turmoil present considerable risks and challenges.  These risks and challenges have reached unprecedented levels and have significantly diminished overall confidence in the national economy, upon which we are dependent.  Such factors could have an adverse impact on our business and prospects in ways that are not predictable or that we may fail to anticipate.

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

There are several additional major market sectors in which we plan to compete with our CodecSys technology, all with active competitors.  These sectors include the basic codec technology market, the corporate enterprise network market and small business streaming media market.  These are sectors where we may compete by providing direct services.  Competition in these new market areas will also be characterized by intense competition with much larger and more powerful companies, such as Microsoft and Yahoo, which are already in the video compression and transmission business.  Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple QuickTime, MPEG2, MPEG4, On2, DivX and many others.  There are several companies, including Akamai, Inktomi, Activate and Loudeye, which utilize different codec systems.  These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences.  All are larger and have greater financial resources than we have.

If we fail to hire additional specialized personnel or retain our key personnel in the future, we will not have the ability to successfully commercialize our technology or manage our business.

Notwithstanding our recent reduction in personnel, we still need to hire additional specialized personnel to successfully commercialize our CodecSys technology.  If we are unable to hire or retain qualified software engineers and project managers, our ability to complete further development and commercialization efforts will be significantly impaired.  Our success is also dependent upon the efforts and abilities of our management team.  If we lose the services of certain of our current management team members, we may not be able to find qualified replacements which would harm the continuation and management of our business.

Our revenue is dependent upon the sales efforts of others.

We are dependent upon the sales and marketing efforts of IBM and other third-party businesses in order to derive licensing revenue from our CodecSys technology.  Such businesses may not continue their sales efforts which would adversely affect our potential licensing fees.  We are not able to control the sales and marketing efforts of these third parties.  Moreover, our total revenues in 2008 decreased from 2007.  Limited revenues from our historical sources make us even more dependent upon the sales efforts of others.  Given the current recession and market developments, third-party businesses may scale back on sales efforts which could significantly harm our business and prospects.

We rely heavily on a few significant customers and if we lose any of these significant customers, our business may be harmed.

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  Sales revenues from our three largest customers accounted for approximately 50% of total revenues for the year ended December 31, 2008 and 58% of total revenues for the year ended December 31 2007.  The three largest customers in 2008 are not the same as the three largest customers in 2007.  In 2008, we lost two of what had been our three largest customers, although the contract for one of those customers did not expire until the end of 2008.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases. Our largest customer in 2008 will no longer use our services in 2009.  Because our largest customer no longer uses our services, revenues will decline substantially, which will harm our business unless we can replace that customer with another similarly large customer.

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

Our success is dependent upon our CodecSys technology and other intellectual property rights.  If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours.  If this were to occur, our revenues, market share and operating results would suffer.  To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Our initial U.S. patent related to our CodecSys technology was granted by the PTO in August 2007 and three additional patents related to applications of the technology were subsequently issued by the PTO.  As of March 1, 2009, we also had seven issued foreign patents and 25 pending U.S. and foreign patent applications.  If we fail to deter misappropriation of our proprietary information or if we are unable to detect unauthorized use of our proprietary information, then our revenues, market share and operating results will suffer.  The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and diversion of resources that would harm our business.

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

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of March 1, 2009, we had 38,871,760 shares of common stock outstanding.  As of March 1, 2009, stock options, including options granted to our employees, and warrants to purchase an aggregate of 14,393,393 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of March 1, 2009, notes convertible into 3,418,959 shares of our common stock were issued and outstanding.  As of March 1, 2009, we had granted restricted stock units to members of our Board of Directors and others, which may be settled at various time in the future by the issuance of 585,000 shares of common stock.  Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Any stock ownership interest may be substantially diluted by future issuances of securities.

We may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to shareholders.  We also have offered and expect to continue to offer stock options to our employees and others, and have approximately 945,580 shares of common stock available for future issuance under our 2004 long-term incentive stock option plan and 3,415,000 shares of common stock available for future issuance under our 2008 equity incentive plan.  To the extent that future stock options are granted and ultimately exercised, there will be further dilution to shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 36 month lease, the term of which ends October 31, 2010.  The lease covers approximately 13,880 square feet of office space leased at a rate of $25,159 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $8,797 per month.  We occupy the studio on a month to month basis.  We also occupy 1,630 square feet of office space located at 160 Blue Ravine, Folsom, California 95630, on a month-to-month basis, at a cost of $2,600 per month.  We use this space for development of our CodecSys technology.  We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in a lawsuit containing certain breach of contract claims.  The plaintiff alleges damages in the amount of $120,000 plus warrants to acquire 120,000 shares of our common stock at an exercise price of $3.25 per share.  We believe these claims are meritless and intend to defend the lawsuit vigorously.  To the knowledge of management, no other litigation has been filed or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2008, as filed with the SEC on November 14, 2008.

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

	High Bid	Low Bid
2008

First Quarter	$4.05	$2.40
Second Quarter	4.90	2.30
Third Quarter	4.00	2.25
Fourth Quarter	4.35	1.30

2007

First Quarter	$1.99	$.90
Second Quarter	1.55	.86
Third Quarter	1.96	.81
Fourth Quarter	4.90	1.81

Holders

As of March 1, 2009, we had 38,871,760 shares of our common stock issued and outstanding, and there were approximately 1,400 shareholders of record.

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

Sales of Unregistered Securities

In January 2009, we issued 60,000 shares of our common stock to one individual in exchange for 900,000 shares of common stock of one of our subsidiaries.  The individual is an accredited investor and was fully informed concerning his investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Sections 4(2) and 4(6) thereof.

In January 2009, we issued 50,000 shares of our common stock to one individual who exercised warrants to acquire our common stock in exchange for $58,500, which we will use for general working capital purposes.  The individual is an accredited investor and was fully informed concerning his investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Sections 4(2) and 4(6), thereof.

In February 2009, we granted an aggregate of 125,000 restricted stock units, or RSUs, to five members of our Board of Directors and a total of 35,000 RSUs to two outside consultants pursuant to our 2008 equity incentive plan.  The RSUs granted to the directors represent directors fees for 2007 and were fully vested when granted.  The RSUs granted to the consultants vest on January 2, 2010.  The RSUs may be settled only with the issuance of one share of our common stock for each RSU granted.  The directors and consultants are accredited investors and were fully informed concerning their investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Sections 4(2) and 4(6) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

Reserves for Doubtful Accounts Receivable

Management estimates the amount of required reserves for the potential non-collectability of accounts receivable based upon past experience of collection and consideration of other relevant factors.  Past experience, however, may not be indicative of future collections and therefore we could incur additional charges in the future to reflect differences between estimated and actual collections.

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

Auction Rate Preferred Securities

As of December 31, 2008, we had investments in auction rate preferred securities, or ARPS, which are classified as long-term investments on our consolidated balance sheet and reflected at fair value.  Due to events in the credit markets, the auction events for these instruments held by us failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of December 31, 2008.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer.  As a result of this analysis, we recorded an impairment loss of $233,765.  We make our assessment of the fair value of the ARPS in accordance with SFAS No. 157, “Fair Value Measurements”, including Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” issued by the FASB in October 2008.  See “Recent Accounting Pronouncements” below.

The ARPS held by us at December 31, 2008 totaled $2,650,000 and were in AAA rated funds.  Due to our belief that the market for these instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current.  During the nine months ended December 31, 2008, $8,950,000 of our $11,600,000 ARPS held at March 31, 2008 were redeemed at 100% of their par value.  As of December 31, 2008, we continued to earn interest on our ARPS under the default interest rate features of the ARPS.

Executive Overview

The current recession and market turmoil have had substantial impacts on the global and national economies and financial markets.  These factors, together with turbulent conditions in the credit markets, have slowed business growth and generally made potential funding sources more difficult to access.  We continue to be affected by prevailing economic and market conditions, which present considerable risks and challenges to us.

During 2008, we significantly increased development activities for our CodecSys technology.  In connection with these activities, we increased our engineering staff, acquired additional equipment to facilitate the development process, purchased additional codecs for use in our encoding system, and engaged outside engineering firms to perform development services for us in completing preparation of the IBM encoder for sale.

Our revenues were significantly less for the year ended December 31, 2008 compared to the year ended December 31, 2007, and the net cash used for operations similarly increased in 2008 compared to 2007 although not by the same percentages.  Until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.  In order to reduce our operating cash requirements and preserve our cash resources, we reduced our personnel substantially in January 2009.

The conversion feature and the prepayment provision of our $15.0 million senior secured convertible note and our $1.0 million unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes limit our ability to prepay the notes in certain circumstances.  For all periods since the issuance of the senior secured convertible note and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.  For a description of the accounting treatment of the senior secured convertible note financing, see Note 5 of our notes to consolidated financial statements included elsewhere herein.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

Net Sales

We realized net sales of $3,401,847 for the year ended December 31, 2008 compared to net sales of $4,297,784 for the year ended December 31, 2007, which represents a decrease of approximately 21% for the year.  The net decrease in revenues of $895,937 was primarily the result of a decrease of $640,537 in satellite transmission fees due to one of our customer contracts not being renewed. In addition, installation revenues decreased by $319,631 due to one of our larger projects being completed in 2007 which was not fully replaced by new business in 2008.

Cost of Sales

The cost of sales for the year ended December 31, 2008 aggregated $3,378,361 as compared to the cost of sales of $4,107,655 for the year ended December 31, 2007, which represents a decrease in cost of sales of 18%.  In reporting the results of operations for the year ended December 31, 2008, we choose to split the depreciation between assets used primarily in providing our services and record that depreciation in cost of sales as we had historically done and report depreciation from equipment, the majority of which was purchased in 2008, used primarily in our research and development efforts as an operating expense.  We had not made that change until this year when the amount of equipment used for our research and development efforts increased substantially.  The prior year’s costs of sales and operating expenses were restated to make the accounts comparable.  The decrease in cost of sales of $729,294 was primarily a result of the decrease of $426,934 in satellite distribution costs resulting from decreased satellite usage by customers including the expiration of the customer contract referred to above.  In addition, cost of equipment sales and installation services decreased $295,242, which was the result of the completion of the one installation customer referenced above.

Operating Expenses

We incurred total operating expenses of $14,908,520 for the year ended December 31, 2008 compared to total operating expenses of $11,895,304 for the year ended December 31, 2007.  The increase of $3,013,216 was primarily due to an increase in our research and development in process expenses of $3,808,264.  Increases of $791,611 in sales and marketing and $334,742 in depreciation were partially offset by a decrease of $781,505 in general and administrative expenses and a $1,139,896 decrease in impairment of assets.

After completion of our senior secured convertible note financing in December 2007, we made the decision to increase our spending for development in an attempt to complete the porting of our CodecSys technology to the IBM platform and to make the product ready for sale.  To accomplish these goals, we increased our engineering staff, which accounted for $1,892,463 of the total increase of research and development expenses.  We purchased additional equipment to facilitate the development process, which resulted in increased depreciation expense of $334,742.  In addition, we purchased additional codecs for use in our encoding system and engaged outside engineering firms to perform development services for us in completing preparation of the IBM encoder for sale.  Currently, we have the initial version of the product as a proof of concept encoder running at potential customers’ operations.  In preparing the encoder for a commercial release, we encountered problems with third-party video capture cards.  We incurred additional expense in designing and developing a proprietary video capture card that is designed to operate in the environment of our encoding system, which we believe will increase the entire system’s efficiency.  These development initiatives resulted in the substantially increased research and development expenditures for the year.

Our sales and marketing expenses for the year ended December 31, 2008 were $1,348,179 compared to sales and marketing expenses of $556,568 for the year ended December 31, 2007.  The increase of $791,611 is due primarily to an increase of $346,395 in consulting and other professional services, an increase of $226,721 in advertising and trade show expenses, and an increase of $177,673 in employee related expenses.

Our general and administrative expenses decreased $781,505 from $8,755,708 for the year ended December 31, 2007 to $7,974,204 for the year ended December 31, 2008.  The decrease of $781,505 is composed primarily of a decrease of $1,885,000 in investor equity expenses related to the cancellation of an investor’s warrants and issuance of shares, which were reflected as a cashless exercise of a portion of the warrants.  This decrease was offset principally by an increase of $854,510 in outside consulting fees (which included consultants working with us to position our company to raise additional funds, to restructure business operations departments, perform investor relations services, and to locate business partners for deployment of our technology), an increase of $243,292 in outside director fees, and an increase of $160,668 in legal services expense.  Bad debt expense also increased by $243,800, but finders’ fees expenses decreased by $247,783 and expenses related to the issuance of options and warrants granted to employees, directors and others decreased by $115,187.

Interest Expense

We recorded an increase in interest expense of $3,860,103 from interest of $2,120,215 in 2007 to $5,980,318 in 2008.  The increase was primarily due to the issuance of our senior secured convertible notes in December 2007 with a face amount of $15,000,000.  Of the total interest expense, we incurred non-cash interest expense of $4,992,507, which included $4,524,636 of interest related to accretion of notes as notes are recorded on our consolidated balance sheet and $459,000 of amortization of debt issuance expense.  In addition, we recorded interest expense, paid or accrued, of $987,640 related to our senior secured and other convertible notes.

Net Loss

We had a net loss of $12,474,150 for the year ended December 31, 2008 compared to a net loss of $26,287,344 for the year ended December 31, 2007.  The net loss decreased by $13,813,194, which resulted primarily from recording a decrease of $16,993,053 in other expenses, which consisted of a decrease of $20,782,883 in the derivative valuation gain or loss related to our senior secured convertible note and our unsecured convertible note, for which we recorded a loss of $12,526,260 for the year ended December 31, 2007 and recorded a gain of $8,256,623 for the year ended December 31, 2008 and an increase of $3,860,103 in interest expense as discussed above.  The decrease in other expenses was offset by increased expenses of $3,013,216 from operations, as discussed above, and $166,643 of decreased gross margin, also as discussed above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2008, we had cash of $3,558,336, total current assets of $4,153,311, total current liabilities of $7,093,703 and total stockholders' deficit of $3,781,775.  Included in current liabilities is $4,549,500 which relates to the value of the embedded derivatives for the senior secured convertible note and related warrants and the unsecured convertible notes and related warrants.

We experienced negative cash flow used in operations during the fiscal year ended December 31, 2008 of $9,460,786 compared to negative cash flow used in operations for the year ended December 31, 2007 of $6,112,473.  The negative cash flow was generally sustained by cash reserves from prior sales of equity and debt securities.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We have used and intend to continue to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

The original expiration date of the A Warrants and the B Warrants was to be one year after the effective date of a registration statement filed under the Securities Act registering the subsequent sale of shares received from exercise of the A warrants and B warrants, but was extended in connection with the exchange agreement described below.  The A warrants granted the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share and the B warrants granted the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share.  On December 3, 2008, all of the then unexercised A Warrants, which totaled 231,600 warrants, and all of the B Warrants expired unexercised.  The convertible note holder also received C warrants to purchase 2,000,000 shares of common stock and D warrants to purchase 2,000,000 shares of common stock, all of which have been cancelled as discussed below.

In October 2007, we entered into an exchange agreement with the convertible note holder.  Pursuant to the exchange agreement, we cancelled the C warrant holder’s right to acquire up to 2,000,000 shares of our common stock at $2.10 per share and the D warrant holder’s right to acquire up to 2,000,000 shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock.  At this time, the convertible note holder has no warrants to acquire shares of our common stock.

We have recently secured an additional customer that has the potential to replace partially the revenues lost from two of our three largest customers in 2008, but we do not yet know the extent of the work or services that we will be providing for this customer.  We anticipate that our negative cash flow will diminish as our new customers make projects and equipment available and as we are able to perform under their respective contracts.

Our monthly operating expenses, including our CodecSys technology research and development expenses, currently exceed our monthly net sales by approximately $600,000 per month.  Given this operating deficit, we estimate that our currently available capital resources will be exhausted in approximately 6 to 9 months if our current operations remained relatively constant.  We do not anticipate, however, that our operations will continue without material change in the near-term.  Specifically, management expects we will commence sales of our CodecSys CE 1000 and CE 100 products and derive increased revenue from our recently acquired Fortune 50 client.  We are also pursuing debt and equity financing from various sources.  To the extent sales and new financing expectations do not materialize, we intend to decrease operating expenses in order to preserve and extend our existing cash resources.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including from our IBM license agreement.

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

To date, we have met our working capital needs primarily through funds received from sales of our common stock and from convertible debt financings.  Until our operations become profitable, we must continue to rely on external funding.  We expect additional investment capital to come from (i) the exercise of outstanding warrants to purchase our capital stock currently held by existing warrant holders; (ii) additional private placements of our common stock with existing and new investors; and (iii) the private placement of other securities with institutional investors similar to those institutions that have provided funding in the past.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules.  SFAS 157 also requires expanded disclosures related to fair value measurements.  In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those recognized or disclosed at fair value on at least an annual basis.  We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on January 1, 2008.  The partial adoption of SFAS 157 was prospective and did not have a significant effect on our consolidated financial statements.  See Note 7 for information about fair value measurements.  We are currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities.  In accordance with FSP 157-2, the fair value measurements for these items will be adopted effective January 1, 2009.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”).  FSP SFAS 157-3 provides guidance on how management's internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  We have incorporated the considerations of FSP SFAS 157-3 in our assessment of the fair value of our ARPS as of December 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not believe implementation of SFAS 162 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  We do not expect that the adoption of SFAS 163 will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement” (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by APB Opinion No. 14 and specifies that issuers of such instruments should separately for the liability and equity components in a matter that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  We are currently assessing the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142.  The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008.  In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions.  We are currently assessing the impact of the adoption of FSP No. 142-3 on our consolidated financial statements.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated financial statements.  Based on that review, we believe that none of these pronouncements will have a significant effect on our current or future consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements required by this Item 8 begin on Page F-1 and are located following the signature page.  All information which has been omitted is either inapplicable or not required.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of December 31, 2008, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2008, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2008.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The applicable information to be set forth under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal No. 1 - Election of Directors” in our Proxy Statement to be filed in April 2009 for the Annual Meeting of Shareholders to be held in 2009 (the “Proxy Statement”), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The applicable information to be set forth under the caption “Executive Compensation and Related Information” in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information to be set forth under the captions “Certain Beneficial Ownership of Securities” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

The information to be set forth under the captions “Related Party Transactions” and “Proposal No. 1 - Election of Directors” in the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information to be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements.  See the financial statements included in Item 8 of this report.

     (2)  Financial Statement Schedules.  All applicable schedule information is included in our financial statements included in Item 8 of this report.

(b) Exhibits
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

10.2*

Broadcast International 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.3

Securities Purchase Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.4

5% Convertible Note dated October 16, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.5

Registration Rights Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.6

Securities Purchase Agreement dated as of December 21, 2007, by and among Broadcast International and the investors listed on the Schedule of Buyers attached thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.7

Registration Rights Agreement dated as of December 21, 2007, by and among Broadcast International and the buyers listed therein.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.8

6.25% Senior Secured Convertible Promissory Note dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.9

Warrant to Purchase Common Stock dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.10

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

Broadcast International, Inc.

Date: March 30, 2009	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 30, 2009	/s/ James E. Solomon

By: James E. Solomon
Its: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: March 30, 2009	/s/ William Davidson

By: William Davidson
Its: Director

Date: March 30, 2009	/s/ Kirby D. Cochran

By: Kirby D. Cochran
Its: Director

Date: March 30, 2009	/s/ Richard Benowitz

By: Richard Benowitz
Its: Director

Date: March 30, 2009	/s/ William Boyd

By: William Boyd
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Broadcast International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Broadcast International, Inc.’s internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah
March 30, 2009

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
ASSETS

Current assets
Cash and cash equivalents	$16,598,300	$3,558,336
Accounts receivable, net	220,834	357,221
Inventory	57,218	28,118
Prepaid expenses	2,449,236	209,636

Total current assets	19,325,588	4,153,311

Property and equipment
Furniture and fixtures	88,370	171,031
Leasehold improvements	247,010	377,724
Machinery and equipment	2,210,241	4,247,575
Accumulated depreciation and amortization	(1,904,307)	(2,417,715)

Property and equipment, net	641,314	2,378,615

Other assets
Patents, at cost	197,346	185,190
Debt offering costs	1,367,583	906,525
Long-term investments	--	2,416,235
Deposits and other assets	8,795	9,058

Total other assets	1,573,724	3,517,008

Total assets	$21,540,626	$10,048,934

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2007	2008
LIABILITIES:

Current liabilities
Accounts payable	$640,292	$893,130
Accrued payroll and related expenses	460,236	380,162
Other accrued expenses	55,356	541,435
Unearned revenue	169,359	428
Current debt obligations (net of $6,813 and $274,188 discount)	47,692	725,812
Other current obligations	--	3,236
Derivative valuation	14,267,600	4,549,500

Total current liabilities	15,640,535	7,093,703

Long-term liabilities
Convertible debt (net of discount of $13,068,755 and $8,269,931, respectively)	2,931,245	6,730,069
Other long-term obligations	--	6,937

Total liabilities	18,571,780	13,830,709

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 37,775,034 and 38,761,760 shares issued and outstanding, respectively	1,888,752	1,938,088
Additional paid-in capital	69,078,449	74,727,642
Subscriptions receivable	(25,000)	--
Accumulated deficit	(67,973,355)	(80,447,505)

Total stockholders’ equity (deficit)	2,968,846	(3,781,775)

Total liabilities and stockholders’ equity (deficit)	$21,540,626	$10,048,934

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
	2007	2008

Net sales	$4,297,784	$3,401,847

Cost of sales	4,107,655	3,378,361

Gross margin	190,129	23,486

Operating expenses
Administrative and general	8,755,709	7,974,204
Selling and marketing	556,568	1,348,179
Research and development in process	1,274,792	5,083,056
Impairment of assets	1,142,400	2,504
Depreciation and amortization	165,835	500,577

Total operating expenses	11,895,304	14,908,520

Total operating loss	(11,705,175)	(14,885,034)

Other income (expense)
Interest income	50,417	351,229
Interest expense	(2,120,215)	(5,980,318)
Derivative liability valuation gain (loss)	(12,526,260)	8,256,623
Unrealized loss on long-term investments	--	(233,765)
Gain on forgiveness of debt	22,005	--
Other income (expense)	(8,116)	17,115

Total other income (expense)	(14,582,169)	2,410,884

Loss before income taxes	(26,287,344)	(12,474,150)

Provision for income taxes
Current tax expense	--	--

Total provision for income taxes	--	--

Net loss	$(26,287,344)	$(12,474,150)

Loss per share – basic and diluted	$(0.85)	$(0.32)

Weighted average shares basic and diluted	30,942,000	38,517,000

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional Paid-in Capital	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2006	26,953,262	$1,347,663	$36,653,070	$--	$(41,686,011)	$(3,685,278)

Common stock issued for cash	4,215,569	210,778	6,112,558	(25,000)	--	6,298,336

Common stock issued for services and prepaid services	2,201,000	110,050	2,157,650	--	--	2,267,700

Common stock issued from debt conversion	1,630,332	81,517	4,193,028	--	--	4,274,545

Common stock issued in debt offering	1,000,000	50,000	3,700,000	--	--	3,750,000

Common stock issued from option exercises	3,573	179	1,692	--	--	1,871

Common stock issued for warrant exercises	1,771,298	88,565	13,408,792	--	--	13,497,357

Stock based compensation	--	--	2,851,659	--	--	2,851,659

Net loss	--	--	--	--	(26,287,344)	(26,287,344)

Balance, December 31, 2007	37,775,034	$1,888,752	$69,078,449	$(25,000)	$(67,973,355)	$2,968,846

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2007
(CONTINUED)

			Additional Paid-in Capital	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2007	37,775,034	$1,888,752	$69,078,449	$(25,000)	$(67,973,355)	$2,968,846

Common stock issued for services and prepaid services	244,000	12,200	714,990	--	--	727,190

Common stock issued from debt conversion	36,337	1,817	140,288	--	--	142,105

Receipt of cash for stock subscription	--	--	--	25,000	--	25,000

Common stock issued from option exercises	2,258	113	637	--	--	750

Common stock issued for warrant exercises	604,400	30,220	2,276,697	--	--	2,306,917

Common stock issued in exchange for IDI shares	99,731	4,986	244,514	--	--	249,500

Stock based compensation	--	--	2,272,067	--	--	2,272,067

Net loss	--	--	--	--	(12,474,150)	(12,474,150)

Balance, December 31, 2008	38,761,760	$1,938,088	$74,727,642	$--	$(80,447,505)	$(3,781,775)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2007	2008
Cash flows from operating activities:

Net loss	$(26,287,344)	$(12,474,150)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204,194	524,745
Gain on retirement of assets	(5,100)	(363)
Common stock issued for services	77,700	239,190
Common stock issued for cashless exercise of warrants	1,885,000	--
Common stock issued for acquisition in excess of asset valuation	--	249,500
Stock based compensation	2,599,659	2,272,067
Extinguishment of debt	605,337	6,056
Accretion of senior convertible notes payable	646,351	4,192,057
Accretion of Frankel convertible note payable	333,336	333,336
Unrealized loss on long-term investments	--	233,765
Derivative liability valuation loss (gain)	12,526,260	(8,256,623)
Allowance for doubtful accounts	(3,218)	241,247
Impairment of assets	1,142,400	2,504
Gain on forgiveness of debt	(22,005)	--
Changes in assets and liabilities:
Accounts receivable	633,858	(377,634)
Inventories	(10,877)	29,100
Prepaid and other assets	1,141,124	2,727,338
Debt offering costs	(769,314)	461,058
Accounts payable	(64,807)	(101,053)
Accrued liabilities	(423,134)	406,005
Deferred revenues	(321,893)	(168,931)
Net cash used in operating activities	(6,112,473)	(9,460,786)

Cash flows from investing activities:
Purchase of equipment	(455,490)	(1,899,337)
Proceeds from sale of assets	5,100	11,882
Purchase of available-for-sale securities	--	(11,600,000)
Proceeds from sale of available-for-sale securities	--	8,950,000
Net cash used in investing activities	$(450,390)	$(4,537,455)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Year Ended December 31,
	2007	2008
Cash flows from financing activities:
Principal payments – debt	$(974,081)	$(513)
Proceeds from stock issued in equity offering	6,298,337	--
Proceeds from the exercise of stock options	1,871	750
Proceeds from the exercise of warrants	1,727,347	933,040
Proceeds from the sale of stock subscription receivable	--	25,000
Loan financing	15,299,948	--
Net cash provided by financing activities	22,353,422	958,277

Net increase (decrease) in cash and cash equivalents	15,790,559	(13,039,964)
Cash and cash equivalents, beginning of year	$807,741	$16,598,300
Cash and cash equivalents, end of year	$16,598,300	$3,558,336
Supplemental disclosure of cash flow information:
Interest paid	$1,111,345	$51,108
Income taxes paid	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
DECEMBER 31, 2008 AND 2007

Note 1 – Organization and Basis of Presentation

Broadcast International, Inc. (the Company) is the consolidated parent company of BI Acquisitions, Inc. (BI), a wholly-owned subsidiary, and Interact Devices, Inc. (IDI), an 89% owned subsidiary.

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

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation and subsequent share acquisitions, for the years ended December 31, 2008 and 2007, the Company owned, on a fully diluted basis, approximately 52,940,283 and 51,426,719 common share equivalents of IDI, representing approximately 89% and 87%, respectively of the equity of IDI.

The audited consolidated financial statements herein include operations from January 1, 2007 to December 31, 2008. IDI produced losses from operations during the period; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2008 and 2007, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2008, the United States Patent and Trademark Office had approved four patents.  Additionally, seven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward. For the year ended December 31, 2008, we recorded a $2,504 valuation impairment related to the discontinuation of patent applications in three foreign countries.

Amortization expense recognized on all patents totaled $9,651 and $2,960 for the year ended December 31, 2008 and 2007, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2009, for each of the next five years is as follows:

Year ending December 31:
2009	$ 12,113
2010	12,113
2011	12,113
2012	12,113
2013	11,740

We entered into a technology license agreement with Yang Lan Studio Ltd., or YLS, a Hong Kong corporation, dated August 15, 2006, pursuant to which we received a fully paid, perpetual, non-exclusive, world wide license to use and distribute certain flash based e-publishing reader technology.  In exchange for the license, we issued 4,000,000 restricted shares of our common stock to YLS.  The technology license agreement with YLS was later amended to provide that the license is to be non-exclusive and that 3,500,000 shares of the 4,000,000 shares of our common stock originally issued in consideration of this license was surrendered to us for cancellation.  On December 31, 2007, management conducted a recoverability evaluation and recorded a $1,142,400 valuation impairment during the year ended December 31, 2007 and removed all remaining value pertaining to this technology license.

Long-Lived Assets

We review our long-lived assets, including patents, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations.

As previously discussed, we recorded an impairment of long-lived assets of $2,504 and $1,142,400 for the years ended December 31, 2008 and 2007, related to patents and license rights, respectively.

Stock-based Compensation

Beginning on January 1, 2006, we began accounting for stock-based compensation under the provisions of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), which requires the recognition of the fair value of stock-based compensation.  We have used the modified prospective application.  Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.  See Note 9 – Stock-based compensation.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $5,083,056 and $1,274,792 of research and development costs for the years ended December 31, 2008 and 2007, respectively.

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

In 2008, we had 3 customers that individually constituted 10% or more of our total revenues, which represented 29%, 11% and 10% of our revenues, respectively.  In 2007, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 21%, 21% and 16% of our revenues, respectively.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 14,943,393 and 16,034,019, shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at December 31, 2008 and 2007, respectively and 425,000 restricted stock units were outstanding at December 31, 2008. As we experienced a net loss during the years ended December 31, 2008 and 2007, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2008 and 2007 were $203,980 and $9,633, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements in order for them to conform to the classifications used for the 2008 year.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2) which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements of non-financial instruments, except for those recognized or disclosed at fair value on at least an annual basis. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2 and, as a result, we partially adopted SFAS 157 on January 1, 2008. See Note 10 for information about fair value measurements. We are currently evaluating the impact of applying the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and nonfinancial liabilities. In accordance with FSP 157-2, the fair value measurements for these items will be adopted effective January 1, 2009.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP SFAS 157-3”). FSP SFAS 157-3 provides guidance on how management's internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. We incorporated the considerations of FSP SFAS 157-3 in our assessment of the fair value of its ARPS as of December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141R will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009 and will have a material impact on our consolidated financial statements if and when we complete and business acquisition.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FSP EITF No. 03-6-1 on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by APB Opinion No. 14 and specifies that issuers of such instruments should separately for the liability and equity components in a matter that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently assessing the impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. We are currently assessing the impact of the adoption of FSP No. 142-3 on our consolidated financial statements

Note 3 – Accounts Receivable

Included in our $357,221 and $220,834 net accounts receivable for the years ending December 2008 and 2007, respectively, were (i) $437,955 and $192,831 for billed trade receivables, respectively; (ii) $12,856 and $35,106 of unbilled trade receivables, respectively; (iii) $0 and $5,421 for employee travel advances and other receivables, respectively; and (iv) $93,590 and $12,524 for allowance for uncollectible accounts, respectively.

Our accounts receivable include the balances of our three major customers whose combined balances represent approximately 42% and 10% of trade receivables as of December 31, 2008 and 2007, respectively, and whose related sales revenues account for approximately 50% and 58%, of total revenues for the years ended December 31, 2008 and 2007, respectively.  The three largest customers in 2008 are not the same as the three largest customers in 2007.

Included in the numbers above is our single largest customer for the year ended December 31, 2008 and, 2007, which provided 28% and 21% of total revenue and represented 27% and10% of our trade receivables on December 31, 2008 and 2007, respectively. The contract with our largest customer in 2008 expired on December 31, 2008 and was not renewed.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

In 2008, we had 3 customers that individually constituted 10% or more of our total revenues, which represented 29%, 11% and 10% of our revenues, respectively. In 2007, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 21%, 21% and 16% of our revenues, respectively.

Note 4 – Investment in Interact Devices, Inc (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became CodecSys.

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtain certain licensing rights, which had previously been sold to Streamware Solutions, AB by IDI.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents to approximately 51,426,719 shares. During the year ended December 31, 2007, we paid $105,280, which satisfied our obligation to the creditors of IDI.

During the year ended December 31, 2008, we acquired 1,513,564 IDI common share equivalents in exchange for 99,731 shares of our common stock valued at $249,500 and a cash payment of $547 both of which were expensed to research and development. At December 31, 2008, we owned approximately 52,940,283 IDI common share equivalents, representing approximately 89% of the total outstanding IDI share equivalents.

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of December 31, 2008 and 2007, we have advanced an aggregate amount of $2,139,177 and $1,572,453 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 5 – Notes Payable

The recorded value of our notes payable for the years ending December 31, 2008 and 2007 was as follows:

	2008	2007

Senior Secured 6.25% Convertible Note	$6,730,069	$2,538,769
Unsecured Convertible Note	725,812	392,476
Senior Secured 6% Convertible Notes	--	47,692
Total	7,455,881	2,978,937
Less Current Portion	(725,812)	(47,692)
Total Long-term	$6,730,069	$2,931,245

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

As of December 31, 2008 and 2007, we recorded an aggregate derivative liability of $3,782,900 and $8,620,100, and derivative valuation gain of $4,837,200 and $203,800, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2007 and December 31, 2006, respectively.  The aggregate derivative liability of $3,782,900 included $1,926,600 for the note conversion feature and $1,856,300 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate between 0.76% and 1.28%, (ii) expected life (in years) of 2.0 for the conversion feature and 4.0 for the warrants; (iii) expected volatility of 101.67% for the conversion feature and 85.31% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.20.

The principal value of $15,000,000 of the 6.25% senior secured convertible note is being accreted over the term of the obligation, for which $4,191,300 and $112,669 was included in interest expense for the years ended December 31, 2008 and 2007, respectively. The note bears a 6.25% annual interest rate payable quarterly, and for the years ended December 31, 2008 and 2007, $937,500 and $23,438, respectively was included in interest expense. On December 21, 2007, we paid $937,500 as interest for the first year of the note and at December 31, 2007 had recorded $914,062 as prepaid interest.

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

During the year ended December 31, 2007, the convertible note holder exercised 454,000 A Warrants at an exercise price of $1.60 per share providing $726,400 in funding to us. Additionally, we entered into an exchange agreement dated October 31, 2007 in which the convertible note holder received 650,000 shares of our common stock in exchange for cancellation of the C and the D Warrants.  The expiration date of the A Warrants and the B Warrants was extended from January 11, 2008 to December 3, 2008.

During the year ended December 31, 2008, the convertible note holder exercised 64,400 A Warrants at an exercise price of $1.60 per share providing $103,040 in funding to us. On December 3, 2008, the remaining 231,600 A Warrants and 750,000 B Warrants were unexercised and expired.

As of December 31, 2008 and 2007, we recorded an aggregate derivative liability of $726,700 and $4,148,700, and a derivative valuation gain of $3,260,860 and a derivative valuation loss of $8,883,531, respectively, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2007 and December 31, 2006, respectively.  The aggregate derivative liability of $726,700 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate 0.37%, (ii) expected life (in years) of 0.80; (iii) expected volatility of 108.19%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.20.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $333,336 was included in interest expense for the years ended December 31, 2008 and 2007. The note bears a 5% annual interest rate payable semi-annually, and for the years ended December 31, 2008 and 2007, $50,004 and $50,000, respectively, was included in interest expense.

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

During the year ended December 31, 2006, two of the institutional funds converted an aggregate of $500,000 of their convertible notes into 333,334 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $3,000,000 to $2,500,000.

During the year ended December 31, 2007, four of the institutional funds converted an aggregate of $2,445,495 of their convertible notes into 1,630,332 shares of our common stock. Upon completion of this conversion, the principal amount of the senior secured convertible notes was reduced from $2,500,000 to $54,505.

On September 13, 2007, one of the institutional funds assigned $54,505 of its convertible note and certain associated warrants to a third party.

During the year ended December 31, 2007, four of the institutional funds exercised an aggregate of 667,298 of their A and B warrants at an exercise price of $1.50 providing $1,000,947 in funding to us.  As of December 31, 2007, there were 532,702 remaining warrants outstanding.

During the year ended December 31, 2008, the institutional fund third-party assignee converted the final $54,505 of the convertible notes into 36,337our common stock.

During the year ended December 31, 2008, three of the institutional funds exercised an aggregate of 500,000 of their A and B warrants at an exercise price of $1.50 providing $750,000 in funding to us.  As of December 31, 2008, there were 32,702 remaining warrants outstanding.

As of December 31, 2008 and 2007, we recorded an aggregate derivative liability of $39,900 and $1,498,800 and a derivative valuation gain of $158,563 and a valuation loss of $3,846,529 to reflect the change in value of the aggregate derivate liability since December 31, 2007 and 2006, respectively.  The aggregate derivative liability for the outstanding warrants of $39,900 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 0.57%; (ii) expected life (in years) of 1.40; (iii) expected volatility of 99.73%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $2.20.

The principal value of the senior secured convertible notes outstanding was accreted over the term of the obligations, for which $757 and $533,682 were included in interest expense for the years ended December 31, 2008 and 2007, respectively.  The notes bore a 6% annual interest rate payable semi annually, and for the years ended December 31, 2008 and 2007, $136 and $90,805, respectively, was included in interest expense.

IDI Bankruptcy Settlement

On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents to approximately 51,426,719 shares. During the year ended December 31, 2007, we paid $105,280, which satisfied our obligation to the creditors of IDI.

Note 6 – Commitments and Contingencies

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under an 36-month lease, the term of which ends October 31, 2010.  The lease covers approximately 13,880 square feet of office space leased at a rate of $25,159 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under on a month-to-month basis at a rate of $8,797 per month.  We also occupy 1,630 square feet of office space located at 160 Blue Ravine, Folsom, California 95630, on a month-to-month basis, at a cost of $2,600 per month.  We use this space for development of our CodecSys technology.  We have no other properties.  We recognized rent expense of approximately $507,622 and $472,106, in 2008 and 2007, respectively.

We also lease copy machines on multi-year leases that expire in February 2009 and February 2010 at a minimum rate of $918 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2008 are as follow:

2009	317,002
2010	263,713
$ 580,715

In the year ended December 31, 2008, we were named as a defendant in a lawsuit containing certain breach of contract claims.  The plaintiff alleges damages in the amount of $120,000 plus warrants to acquire 120,000 shares of our common stock at an exercise price of $3.25 per share.  We believe these claims are meritless and intend to defend the lawsuit vigorously and have therefore, not recorded any expense associated this action in the consolidated statement of operations for the year ended December 31, 2008.

Note 7 – Income Taxes

The (expense) benefit for income taxes differs from the amount computed at the federal statutory rates as follows:

	2007	2008

Federal income tax (expense) benefit at statutory rates:	$2,483,790	$5,204,430
State income tax (expense) benefit at statutory rates	130,725	273,340
Options issued in contract terminations	--
Other	--
Change in valuation allowance	(2,614,515)	(4,931,090)
	$--	$--

Deferred tax assets (liabilities) consist of the following:

	December 31
	2007	2008
Assets
Net operating loss carry forwards	$9,875,445	$15,210,286
General business and AMT credit carry forwards	129,494	129,494
Deferred compensation	179,492	80,829
Allowance for doubtful accounts	4,885	36,500
Depreciation	39,235	25,333
Total deferred tax assets	10,228,551	15,482,442

Liabilities	--

Total deferred tax liabilities	--

Net deferred tax assets and liabilities	10,228,551	15,482,442

Valuation allowance	(10,228,551)	(15,482,442)

Total, net deferred tax assets	$--	$--

We have net operating loss carry forwards for tax purposes of approximately $30,000,000 at December 31, 2007 available to offset future taxable income, which begin to expire in 2007.  Should a change of more than 50 percent in our ownership occur, any future benefits from such carry forwards might be substantially lost.  During the year ended December 31, 2003, we had a change of over 50% ownership due to the reverse acquisition of Laser Corporation. Therefore, net operating losses of approximately $2,253,000 were excluded from future use and are excluded from the $30,000,000 noted above.  At December 31, 2008, a valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization.

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit which would affect the effective tax rate if recognized.  There has been no significant change in the unrecognized tax benefit during the year ended December 31, 2008.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses.  As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions.  The tax years 2005, 2006, 2007 and 2008 federal returns remain open to examination by the Internal Revenue Service and by other taxing jurisdictions to which we are subject.

Note 8 – Preferred and Common Stock

We have authorized two classes of stock, 20,000,000 shares of preferred stock with no par value and 180,000,000 shares of common stock with a $0.05 par value. No preferred stock has been issued, while 38,761,760 shares of common stock were issued and outstanding at December 31, 2008. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the year ended December 31, 2008, we issued 986,726 shares of our common stock as follows: (i) 604,400 shares for warrant conversions, (ii) 244,000 shares to consultants, (iii) 99,731 shares for conversion of IDI share equivalents, (iv) 36,337 shares for note conversions, and (v) 2,258 shares for option exercises.

During the year ended December 31, 2007, we issued 10,821,772 shares of our common stock as follows: (i) 4,215,569 shares with our private placement offerings, (ii) 2,201,000 shares to consultants, (iii) 1,771,298 shares for warrant conversions, (iv) 1,630,332 shares for note conversions, (v) 1,000,000 included as part of our senior secured 6.25% convertible note transaction, and (vi) 3,573 shares for option exercises.

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

Note 9 – Stock-based Compensation

Beginning on January 1, 2006, we began accounting for stock-based compensation under the provisions of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), which requires the recognition of the fair value of stock-based compensation. We have used the modified prospective application. Under the fair value recognition provisions for FAS 123R, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Our shareholders and board of directors adopted the Broadcast International, Inc. 2004 Long-term Incentive Plan (2004 Plan). Under the 2004 Plan, the board of directors may issue incentive stock options to employees and directors and non-qualified stock options (warrants) to consultants of the company.  Options to purchase shares of our common stock may be granted at a price not less than 100% of the estimated market price on the date granted. Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted except to stockholders who own greater than 10% of our outstanding shares, for whom options expire 5 years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited.  The number of remaining stock options authorized under the 2004 Plan at December 31, 2008 was 945,580.

Our shareholders and board of directors adopted the Broadcast International, Inc. 2008 Equity Incentive Plan (2008 Plan) during 2008.  The 2008 Plan has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of shares of common stock reserved for issuance under the 2008 Plan was 3,415,000 at December 31, 2008.

Stock Options

In connection with the adoption of SFAS No. 123R, we estimate the fair value of stock option awards granted beginning January 1, 2006 using the Black-Scholes option-pricing model. We then amortize the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The expected option term is derived from an analysis of historical experience of similar awards combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period.

The fair values for the options granted in 2008 and 2007 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2008	2007
Risk free interest rate	3.81%	4.58%
Expected life (in years)	10.0	9.9
Expected volatility	77.72%	83.71%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended December 31, 2008 and 2007, was $2.98 and $1.31, respectively.

For the year ended December 31, 2008, we recognized $2,624,067 of stock-based compensation expense with $381,904,of which $352,000 was included in accrued liabilities, and $2,242,163 recorded in our research and development and general and administrative departments, respectively, for: (i) granted options and warrants vesting and (ii) restricted stock units awarded during the period. Stock-based awards issued to directors vest immediately; all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests. Included is: (i) $1,295,000 resulting from 550,000 restricted stock units awarded to five directors, (ii) $77,000 resulting from 35,000 restricted stock units awarded to two consultants, (iii) $260,277 for the vested portion of 496,500 options granted to seventeen employees, (iv) $609,125 for the vested portion of 500,000 warrants granted to three consultants, (v) $400,794 resulting from the vesting of options and warrants issued prior to January 1, 2008, (vi) ($18,129) credit for recovery of previously recorded expense of unvested options forfeited during the period.

For the year ended December 31, 2007, we recognized $2,599,659 of stock-based compensation with $242,309 and $2,357,350 recorded in our research and development and general and administrative departments, respectively. Options issued to directors vest immediately; all other options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each grant vests.  Included is (i) $1,199,000 resulting from 1,200,000 options granted to four directors, (ii) $446,197 resulting from the vesting of options and warrants issued prior to January 1, 2007, (iii) $299,275 resulting from 565,000 warrants issued to four consultants, (iv) $500,000 for 600,000 warrants issued to two current members of our board of directors, prior to them becoming members of the board, (v) $118,327 resulting from the issuance of 507,500 options issued to non-executive management employees, (vi) $26,500 resulting from the issuance of 25,000 options to an individual for consulting services, and (vii) $10,360 for re-priced options previously granted to executive management.

Additionally, during the year ended December 31, 2007, warrants to acquire 7,203,056 shares of our common stock were granted as follows; (i) 4,215,556 to certain equity investors, (ii) 1,875,000 associated with our senior secured convertible 6.25% note, (iii) 112,500 as debt acquisition costs for our senior secured convertible 6.25% note and, (iv) 1,000,000 warrants were issued to a consultant. However, no services were rendered and the warrants were forfeited by the consultant.

Total unrecognized stock-based compensation was $1,213,930 at December 31, 2008, which we expect to recognize over the next three years in accordance with vesting provisions as follows:

2009	$659,711
2010	464,361
2011	89,858
Total	$1,213,930

The following table summarizes option and warrant activity during the years ended December 31, 2007 and 2008.

	Options And Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2006	12,652,597	$1.86
Options granted	1,732,500	1.11
Warrants issued	8,368,056	0.78
Expired	(400)	9.50
Forfeited	(1,593,863)	1.00
Exercised	(5,124,871)	2.33

Outstanding at December 31, 2007	16,034,019	2.10
Options granted	496,500	2.44
Warrants issued	500,000	1.40
Expired	(982,000)	1.72
Forfeited	(498,468)	2.18
Exercised	(606,658)	1.54

Outstanding at December 31, 2008	14,943,393	$2.20

The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 2008.

	Outstanding			Exercisable
Range of		Weighted Average Remaining	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price

$0.02-0.04	1,264,495	1.31	$0.03	1,264,495	$0.03
0.33-0.95	1,667,481	5.84	0.72	1,500,814	0.70
1.06-6.25	12,008,217	2.93	2.57	11,458,716	2.61
9.50-11.50	1,600	3.17	10.50	1,600	10.50
36.25-45.90	1,600	1.67	41.08	1,600	41.08

$0.02-45.90	14,943,393	3.12	$2.16	14,227,225	$2.18

The weighted average grant-date fair value of options and warrants granted during the years ended December 31, 2008 and 2007 was $1.92 and $0.97 per share, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $7,379 and $11,098, respectively The total intrinsic value of options and warrants available and options and warrants exercisable at December 31, 2008 was approximately $8,674,897 and $8,454,714, respectively.  The total cash received as a result of stock option exercises during the years ended December 31, 2008 and 2007 were approximately $750 and $1,871, respectively.

Restricted Stock Units

For the year ended December 31, 2008, 425,000 restricted stock units were awarded. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule.  All of the restricted stock units vested during the year ended December 31, 2008.

The following is a summary of restricted stock unit activity for the year ended December 31, 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2008	--
Granted at fair value	425,000	$2.40
Canceled/Forfeited	--	--
Outstanding at December 31, 2008	425,000	$2.40
Vested at December 31, 2008	425,000	$2.40

For the year ending December 31, 2008, we recognized $1,372,000 of stock-based compensation in general and administrative expenses related to restricted stock units as follows: (i) on October 29,2008, 425,000 units were awarded valued at $1,020,000 to five directors for services rendered in 2008, (ii) on February 16, 2009, 125,000 units were awarded to five directors for services rendered in 2007 with a value of $275,000 at December 31, 2008 and (iii) on February 16, 2009, 35,000 units were awarded to two consultants of the company for services rendered in 2008 with a value of $77,000 on December 31, 2008.

The offset for the aggregate expense of $352,000 at December 31, 2008 for units awarded on February 16, 2009 for services rendered prior to December 31, 2008 was included in accrued liabilities at December 31, 2008. Settlement restrictions on the units awarded to board members allow for settlement on the date service with the Company terminates. Settlement restrictions on the units awarded to the consultants require settlement any time after January 2, 2010. The Committee may in accordance with the 2008 Plan, accelerate the expiration of the restrictive period as to some or all of these units mentioned above.

Note 10 – Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2008:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market funds	$491,055	$491,055	$-	$-
Treasury cash reserve securities	3,146,826	3,146,826	-	-
Auction rate preferred securities	2,416,235	-	-	2,416,235
Total assets measured at fair value	$6,054,116	$3,637,881	$-	$2,416,235

Liabilities
Derivative valuation (1)	$4,549,500	$-	$-	$4,549,500
Total liabilities measured at fair value	$4,549,500	$-	$-	$4,549,500

(1) See Note 5 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2007	$(14,267,600)	$-	$(14,267,600)
Total gains or losses (realized and unrealized)
Included in net loss	8,256,623	-	8,256,623
Impairment valuation adjustment	-	(233,765)	(233,765)
Purchases, issuances, and settlements, net	1,461,477	2,650,000	4,111,477
Transfers to Level 3	-	-	-
Balance at December 31, 2008	$(4,549,500)	$2,416,235	$(2,133,265)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our consolidated balance sheet.

Auction Rate Preferred Securities

As of December 31, 2008, we had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities on our consolidated balance sheet and reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by us failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of December 31, 2008.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer. As a result of this analysis, we have recorded an impairment loss of $233,765 since the decrease in value is considered other than temporary.

The ARPS held by us at December 31, 2008, totaling $2,650,000 were in AAA rated funds.  Due to our belief that the market for these instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current.  During the nine months ended December 31, 2008, $8,950,000 of our $11,600,000 ARPS, held at March 31, 2008, were redeemed at 100% of their par value.  As of December 31, 2008, we continue to earn interest on our ARPS under the default interest rate features of the ARPS.

Fair Value of Other Financial Instruments

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their immediate or short-term maturities.  The aggregate carrying amount of the notes payable approximates fair value as the individual notes bear interest at market interest rates and there hasn’t been a significant change in our operations and risk profile.

Note 11 – Retirement Plan

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan. We match contributions up to 100% of the first 3% of a participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2008 and 2007, we made matching contributions totaling $86,449 and $76,212, respectively.

Note 12 – Supplemental Cash Flow Information

2008

•

During the year ended December 31, 2008, we issued 84,000 shares of our common stock, with a value of $239,190, which was included in general and administrative expense, to a corporation for services rendered for us. Additionally, 160,000 shares of our common stock were issued to a corporation to provide investor relations services for us. The value of the shares issued for investor relation services of $488,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

Year	Amount

2008	427,003
2009	60,997
Total	$ 488,000

•

On March 18, 2008, one of the institutional funds converted $54,505 of their convertible notes into 36,337 shares of our common stock resulting in an extinguishment of debt non-cash expense of $6,056 included as interest expense for the year ended December 31, 2008.

•

During the year ended December 31, 2008, an aggregate of 2,258 options were exercised by one individual providing $750 in funding to the company.

•

During the year ended December 31, 2008, an aggregate of 604,400 warrants were exercised by three individuals and four of the institutional funds providing $933,040 in funding to the company.

•

For the year ended December 31, 2008, an aggregate non-cash expense of $4,525,393 was recorded for the accretion of our convertible notes as follows: (i) $4,191,300 for the senior secured 6.25% note, (ii) $333,336 for the unsecured convertible note and, (iii) $757 for the senior 6% convertible note.

•

For the year ended December 31, 2008, we recorded a non-cash expense of $233,765 was related to the valuation of our auction rate securities.

•

For the year ended December 31, 2008, we recorded a non-cash expense of  $2,504 for the discontinuance of three foreign patents

•

For the year ending December 31, 2008, a non cash expense of $2,624,067 for stock-based compensation as follows: (i) $1,295,000 resulting from 550,000 restricted stock units awarded to five directors, (ii) $77,000 resulting from 35,000 restricted stock units awarded to two consultants, (iii) $260,277 for the vested portion of 496,500 options granted to seventeen employees, (iv) $609,125 for the vested portion of 500,000 warrants granted to three consultants, (v) $400,794 resulting from the vesting of options and warrants issued prior to January 1, 2008, (vi) ($18,129) credit for recovery of previously recorded expense of unvested options forfeited during the period

•

For the year ended December 31, 2008, we acquired 1,513,564 IDI common share equivalents in exchange for 99,731 shares of our common stock valued at $249,500and a cash payment of $547.

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

Note 13 – Liquidity and Capital Resources

Historically, the Company has incurred net losses and negative cash flow from operations. Retained deficit is $80,447,505 and total stockholders' deficit is $3,781,775 at December 31, 2008. We experienced negative cash flow used in operations during the fiscal year ended December 31, 2008 of $9,460,786.  We expect to continue to experience negative operating cash flow until we increase our sales and/or licensing revenue.

At December 31, 2008, we had cash of $3,558,336 and total current assets of $4,153,311. Current liabilities of $7,093,703 included $4,549,500 from derivative valuation. Our long-term assets include $2,650,000 of Auction Rate Preferred Securities.  We may have limited or no opportunities to liquidate or recover the stated value of these Aucton Rate investments in the near term. Accordingly, they are fair valued at $2,416,235 at December 31, 2008.

In January 2009, we implemented cost reductions resulting in a decrease of  monthly cash outflows. Our current monthly operating expenses, including costs associated with our CodecSys technology research and development program, currently exceed our monthly net sales by approximately $600,000 per month.  We do not anticipate, however, that our operations will continue without material change in the near-term.

To improve our liquidity, we borrowed $1,400,000 against our long term auction rate preferred securities subsequent to year end.  We are also pursuing debt and equity financing from various sources including additional investment capital to come from (i) the exercise of outstanding warrants to purchase our capital stock currently held by existing warrant holders; (ii) additional private placements of our common stock with existing and new investors; and (iii) the private placement of other securities with institutional investors similar to those institutions that have provided funding in the past. We have consistently been able to raise funds through debt and equity transactions in the past as needed and fully expect that we will be able to raise additional funds as needed.  Our ability to obtain financing through the offer and sale of securities is subject to market conditions and other factors beyond our control.

Our long-term liquidity is dependent upon execution of our business model which contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology. Additionally, as necessary we are prepared to and have the ability to make additional operating expense reductions without significantly impairing our ability to conduct operations.

Note 14 – Related Party Transactions

On October 31, 2007, we entered into an exchange agreement with the holder of our unsecured convertible note in the principal amount of $1.0 million and related warrants.  Pursuant to the exchange agreement, we cancelled the holder’s warrants to acquire up to 2,000,000 shares of our common stock at $2.10 per share and other warrants to acquire up to 2,000,000 additional shares of our common stock at $3.00 per share in exchange for the issuance of 650,000 shares of our common stock.  In connection with the exchange agreement, we extended the expiration date applicable to the note holder’s outstanding 750,000 A warrants and 750,000 B warrants from January 11, 2008 to December 3, 2008. On December 3, 2008, 231,600 A Warrants and 750,000 B Warrants were unexercised and expired.

A current director entered into a consulting agreement with us effective June 14, 2007 under the terms of which he received a warrant to acquire 500,000 shares of our common stock at an exercise price of $1.07 per share for services rendered in making available to us sales opportunities for deployment of our CodecSys technology.  The exercise price of $1.07 per share was equal to the market price of our common stock on the date of grant.  The warrant is exercisable for a period of three years and may be subject to cancellation under certain conditions and on January 09, 2009 were all canceled.  On June 26, 2007, our board of directors unanimously voted to appoint this individual to the board.  Subsequent to him becoming a director, we cancelled the consulting agreement with him.  For financial statement reporting purposes, in accordance with FAS 123(R), the fair value of the warrant on the date of grant was determined to be $325,000.

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

Note 15 – Subsequent Events

On January 5, 2009, we received $1,400,000 from Jefferies Group, Inc., a Delaware corporation, under a promissory note and security agreement. The note bears an interest rate equal to the federal funds rate plus 1.75% and is secured by our action rate preferred securities held in an account with Jefferies & Company.

On January 9, 2009, warrants granted to a current director to receive 500,000 shares of our common stock were canceled. These warrants were issued pursuant to a consulting agreement with us effective June 14, 2007 under the terms of which he had received a warrant to acquire 500,000 shares of our common stock for services rendered in making available to us sales opportunities for deployment of our CodecSys technology. No sales of the Codecsys technology have resulted from these efforts which resulted in the cancellation of these warrants.

During January and February 2009, we issued 110,000 shares of common stock as follows: (i) 60,000 shares to an IDI shareholder in exchange for 900,000 IDI common share equivalents and (ii) 50,000 shares to an individual through the exercise of a warrant resulting in $58,500 in funding for the company.

On February 16, 2009, 125,000 restricted stock units were awarded to five directors for services rendered in 2007 with a value of $275,000 at December 31, 2008 based on the company’s then quoted stock price and 35,000 restricted stock units were awarded to two consultants of the company for services rendered in 2008 with a value of $77,000 on December 31, 2008. The aggregate value of $352,000 was included in accrued liabilities at December 31, 2008.

Exhibit Index

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

10.2*

Broadcast International 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.3

Securities Purchase Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.4

5% Convertible Note dated October 16, 2006 issued by Broadcast International to Leon Frenkel.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.5

Registration Rights Agreement dated October 28, 2006 between Broadcast International and Leon Frenkel.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006.)

10.6

Securities Purchase Agreement dated as of December 21, 2007, by and among Broadcast International and the investors listed on the Schedule of Buyers attached thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.7

Registration Rights Agreement dated as of December 21, 2007, by and among Broadcast International and the buyers listed therein.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.8

6.25% Senior Secured Convertible Promissory Note dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.9

Warrant to Purchase Common Stock dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.10

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