Form 10-Q
period 2009-03-31
BROADCAST INTERNATIONAL INC
filed 2009-05-08
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during  the preceding g 12 months (or for such shorter period that the registrant was required to post such files) Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer   ☒ Accelerated filer    ☐ Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 20, 2009
Common Stock, $.05 par value	38,931,760 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

20

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

26

            Item 4   Controls and Procedures

27

Part II -Other Information

            Item 1.   Legal Proceedings

 27

            Item 1A. Risk Factors

 27

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

27

            Item 3.   Defaults Upon Senior Securities

27

            Item 4.   Submission of Matters to a Vote of Security Holders

27

            Item 5.   Other Information

28

            Item 6.   Exhibits

28

Signatures

30

Item 1. Financial Information

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2009
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$3,558,336	$2,830,283
Trade accounts receivable, net	357,221	230,355
Inventory	28,118	20,217
Prepaid expenses	209,636	221,994

Total current assets	4,153,311	3,302,849

Property and equipment, net	2,378,615	2,309,008

Other assets
Debt offering Costs	906,525	791,774
Patents, net	185,190	183,276
Long-term investments	2,416,235	2,370,646
Deposits and other assets	9,058	9,058

Total other assets	3,517,008	3,354,754

Total assets	$10,048,934	$8,966,611

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	March 31,
	2008	2009
LIABILITIES:		(Unaudited)
Current liabilities
Accounts payable	$893,130	$619,985
Payroll and related expenses	380,162	385,838
Other accrued expenses	541,435	151,592
Unearned revenue	428	3,333
Current debt obligations (net of discount of $274,188 and
$190,854, respectively)	725,812	809,146
Other current obligations	3,236	3,317
Derivative valuation	4,549,500	1,197,900

Total current liabilities	7,093,703	3,171,111

Long-term liabilities
Convertible debt (net of $8,269,931 and $5,822,106
discount, respectively)	6,730,069	9,515,394
Other long-term obligations	6,937	6,070

Total liabilities	13,830,709	12,692,575

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 38,761,760 and 38,871,760 shares issued as
of December 31, 2008 and March 31, 2009, respectively	1,938,088	1,943,588
Additional paid-in capital	74,727,642	75,426,001
Accumulated deficit	(80,447,505)	(81,095,553)

Total stockholders’ deficit	(3,781,775)	(3,725,964)

Total liabilities and stockholders’ deficit	$10,048,934	$8,966,611

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2008	2009

Net sales	$1,187,392	$376,089

Cost of sales	1,060,244	419,476

Gross profit (loss)	127,148	(43,387)

Operating expenses:
Administrative and general	1,534,181	1,058,239
Selling and marketing	246,192	117,017
Research and development	773,787	1,002,003
Depreciation and amortization	79,048	186,367

Total operating expenses	2,633,208	2,363,626

Total operating loss	(2,506,060)	(2,407,013)

Other income (expense):
Interest income	162,619	8,860
Interest expense	(1,501,792)	(1,602,378)
Gain on derivative valuation	6,009,063	3,351,600
Gain on securities available for sale	--	4,411
Loss on sale of assets	--	(1,093)
Other expense	(4,847)	(2,435)

Total other income (expense)	4,665,043	1,758,965

Income (loss) before income taxes	2,158,983	(648,048)

Provision for income taxes	--	--

Net Income (loss)	$2,158,983	$(648,048)

Net income (loss) per share – basic	$0.06	$(0.02)

Net income (loss) per share – diluted	$0.05	$(0.02)

Weighted average shares – basic	38,139,100	38,849,100

Weighted average shares – diluted	43,762,197	38,849,100

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2008	2009
Cash flows from operating activities:

Net income (loss)	$2,158,983	$(648,048)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83,441	192,970
Common stock issued for services	54,600	--
Common stock issued for in process research and development	19,667	135,000
Accretion of discount on convertible notes payable	1,131,916	1,131,159
Capitalized interest on convertible note	--	337,500
Stock based compensation	188,471	158,359
Loss on sale of assets	--	1,093
Derivative liability valuation	(6,009,063)	(3,351,600)
Extinguishment of debt	6,056	--
Gain on sale of securities available for sale	--	(4,411)
Allowance for doubtful accounts	56,232	(14,185)
Changes in assets and liabilities:
Accounts receivable	(263,657)	141,051
Inventories	5,876	7,901
Debt offering costs	116,808	114,751
Prepaid and other assets	661,070	8,701
Accounts payable and accrued expenses	(26,958)	(242,045)
Deferred revenues	(61,922)	2,905

Net cash used in operating activities	(1,878,480)	(2,028,899)

Cash flows from investing activities:

Purchase of equipment	(592,845)	(209,269)
Purchase of available-for-sale securities	(11,600,000)	--
Proceeds from the sale of available-for-sale securities	--	50,000
Proceeds from sale of assets	--	2,401

Net cash used in investing activities	(12,192,845)	(156,868)

Cash flows from financing activities:

Proceeds from the exercise of warrants	750,000	58,500
Principal payments on debt	--	(786)
Proceeds from subscription receivable	25,000	--
Proceeds from the exercise of options	750	--
Loan proceeds	--	1,400,000

Net cash provided by financing activities	775,750	1,457,714

Net decrease in cash and cash equivalents	(13,295,575)	(728,053)

Cash and cash equivalents, beginning of period	16,598,300	3,558,336

Cash and cash equivalents, end of period	$3,302,725	$2,830,283

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2009

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2008 and March 31, 2009 and the results of operations for the three months ended March 31, 2008 and 2009, respectively, with the cash flows for each of the three month periods ended March 31, 2008 and 2009, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Note 2 - Reclassifications

Certain 2008 financial statement amounts have been reclassified to conform to 2009 presentations.

Note 3 – Weighted Average Shares

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year.

As we experienced a net loss during the three months ended March 31, 2009, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$(648,048)	$2,158,983

Basic weighted average shares outstanding	38,849,100	38,139,100
Effect of dilutive securities:
Stock options and warrants	-	5,623,097

Dilutive weighted average shares outstanding	38,849,100	43,762,197

Net income (loss) per share
Basic	$(0.02)	$0.06
Diluted	$(0.02)	$0.05

Options and warrants to purchase 13,946,375 and 15,780,465, shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at March 31, 2009 and 2008, respectively and 585,000 restricted stock units were outstanding at March 31, 2009. Furthermore, the Company had convertible debt that was convertible into 3,480,557 and 3,418,961 shares of common stock at March 31, 2009 and 2008, that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 4 – Stock-based Compensation

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

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan 2004 Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options (warrants) to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of remaining stock options authorized under the 2004 Plan at March 31, 2009 was 935,098.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”)has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of shares of common stock reserved for issuance under the 2008 Plan was 3,415,000 at March 31, 2009.

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

The fair values for the options granted for the three months ended March 31, 2009 and 2008 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Risk free interest rate	2.77%	3.69%
Expected life (in years)	10.0	10.0
Expected volatility	80.47%	76.97%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended March 31, 2009 and 2008, was $1.27 and $2.61, respectively.

Net loss for the three months ended March 31, 2009 and 2008 includes $158,359 and $188,471, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $158,359 for the three months ended March 31, 2009 is (i) $3,028 for the vested portion of 25,000 options granted to three employees, (ii) $235,331 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2009, and (iii) $80,000 valuation credit related to 125,000 restricted stock units awarded to six members of the board of directors, and 35,000 restricted stock units awarded to two consultants of the company for services rendered in 2007 and 2008 awarded in 2009. At December 31, 2008 a $352,000 liability was recorded for the value of the above mentioned restricted stock units, at February 16, 2009, the award date, and the value was $272,000 resulting in an $80,000 expense credit.

Included in the $188,471 for the three months ended March 31, 2008 is (i) $22,145 for the vested portion of 286,500 options granted to eight employees, (ii) $182,215 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2008, (iii) ($15,889) credit for recovery of previously recorded expense of vested options forfeited during the period.

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three months ended March 31, 2009 and 2008 are as follows:

	2009	2008

General and administration	$83,534	$103,581
Research and development in process	74,825	84,890

Total	$158,359	$188,471

Due to unexercised options and warrants outstanding at March 31, 2009, we will recognize an aggregate total of $1,258,598 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2009	$667,527
2010	472,793
2011	117,998
2012	280

Total	$1,258,598

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2009.

	Options And Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2008	14,943,393	2.20
Options granted	25,000	1.53
Warrants issued	--	--
Expired	(457,500)	1.11
Forfeited	(514,518)	1.10
Exercised	(50,000)	1.17

Outstanding at March 31, 2009	13,946,375	$2.27

The following table summarizes information about stock options and warrants outstanding at March 31, 2009.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.02-0.04	1,264,495	1.07	$0.03	1,264,495	$0.03
0.33-0.95	1,664,299	5.60	0.72	1,580,966	0.71
1.06-6.25	11,014,381	2.64	2.76	10,538,548	2.75
9.50-11.50	1,600	2.92	10.50	1,600	10.50
36.25-45.90	1,600	1.42	41.08	1,600	41.08
$0.02-45.90	13,946,375	2.85	$2.27	13,387,209	$2.26

Restricted Stock Units

For the three months ended March 31, 2009, 160,000 restricted stock units were awarded. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule.  All of the restricted stock units vested during the three months ended March 31, 2009.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	425,000	$ 2.40
Awarded at fair value	160,000	1.70
Canceled/Forfeited	--	--
Outstanding at March 31, 2009	585,000	$ 2.21
Vested at March 31, 2009	585,000	$ 2 21

For the three months ended March 31, 2009, we recognized an $80,000 valuation credit of (i) $59,500 for 125,000 restricted stock units which had been awarded to five directors for services rendered in 2007 with a value of

$275,000 at December 31, 2008 and with a value of $212,500 on February 16, 2009 and (ii) $17,500 for 35,000 restricted stock units which had been awarded to two consultants of the company for services rendered in 2008 with a value of $77,000 on December 31, 2008 and with a value of $59,500 on February 16, 2009.

The offset for the aggregate expense of $352,000 at December 31, 2008 for all restricted stock units awarded on February 16, 2009 for services rendered prior to December 31, 2008 was included in accrued liabilities at December 31, 2008. Settlement restrictions on the units awarded to board members allow for settlement on the date service with the Company terminates. Settlement restrictions on the units awarded to the consultants require settlement any time after January 2, 2010. The Committee may in accordance with the 2008 Plan, accelerate the expiration of the restrictive period as to some or all of these units mentioned above.

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At March 31, 2009 and December 31, 2008, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $230,355 and $357,221 net accounts receivable for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively, were (i) $268,075 and $437,955 for billed trade receivables, respectively; (ii) $37,760 and $12,856 of unbilled trade receivables, respectively; and (iii) $75,480 and $93,590 for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of March 31, 2009, the United States Patent and Trademark Office had approved four patents.  Additionally, seven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $1,915 and $935 for the three months ended March 31, 2009 and 2008, respectively.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $1,002,003 and $773,787 of research and development costs for the three months ended March 31, 2009 and 2008, respectively.

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

For the three months ended March 31, 2009 we had 3 customers that individually constituted 10% or more of our total revenues, which represented 17%, 15% and 11% of our revenues, respectively.  For the three months ended March 31, 2008 we had 3 customers that individually constituted 10% or more of our total revenues, which represented 22%, 19% and 19% of our revenues, respectively. The customers in 2009 are not the same customers as in 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Note 6 – Notes Payable

The recorded value of our notes payable for the three months ended March 31, 2009 and year ended December 31, 2008 was as follows:

	December 31, 2008	March 31, 2009

Senior Secured 6.25% Convertible Note	$6,730,069	$8,115,394
Unsecured Convertible Note	725,812	809,146
Auction Rate Preferred Securities Secured Note	--	1,400,000
Total	7,455,881	10,324,540
Less Current Portion	(725,812)	(809,146)
Total Long-term	$6,730,069	$9,515,394

Auction Rate Preferred Securities Secured Note

On January 5, 2009 we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (ARPS). This loan is subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan is secured by the ARPS held by the company in an account at the brokerage company, and bears an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrues monthly and is payable on the fifth business day of every month. The principal and any accrued interest are immediately due upon demand by the Lender. However, due to the current illiquidity of the ARPS, we have classified both the ARPS and this note as non-current. We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.

 Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 which is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock or through capitalizing the interest as part of the loan in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

As of March 31, 2009 and 2008, we recorded an aggregate derivative liability of $1,032,800 and $4,710,800, and derivative valuation gain of $2,750,100 and $3,909,300, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2008 and 2007, respectively.  The aggregate derivative liability of $1,032,800 included $357,800 for the note conversion feature and $675,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.69% for the note and 1.41%for the warrants, (ii) expected life (in years) of 1.70 for the conversion feature and 3.7 for the warrants; (iii) expected volatility of 91.85% for the conversion feature and 86.35% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.18.

During the three months ended March 31, 2009 the principal value of $15,000,000 of the 6.25% senior secured convertible note was increased by $337,500 to $15,337,500 for interest capitalized rather than making a payment in cash. Capitalized interest is computed at 9%.  The original principal value of the note is being accreted over the term of the obligation, for which $1,047,825 was included in interest expense for the three months ended March 31, 2009 and 2008. The note bears a 6.25% annual interest rate payable quarterly and for the three months ended March 31, 2009 and 2008, $23,965 and $234,375, respectively was included in interest expense.  Additionally for the three months ended March 31, 2009, $314,062 ($337,500 offset by $23,438 note interest accrued in 2008) was included in interest expense for capitalized interest.  On December 21, 2007 we paid $937,500 as interest for the first year of the note and at March 31, 2008 had recorded $679,687 as prepaid interest.

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

During the year ended December 31, 2008, the convertible note holder exercised 64,400 A Warrants at an exercise price of $1.60 per share providing $103,040 in funding to us. On December 31, 2008, the remaining 231,600 A Warrants and 750,000 B Warrants were unexercised and expired.

As of March 31, 2009 and 2008, we recorded an aggregate derivative liability of $153,300 and $2,194,400, and a derivative valuation gain of $573,400 and $1,954,300, respectively, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2008 and 2007, respectively.  The aggregate derivative liability of $153,300 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.43%, (ii) expected life (in years) of 0.50; (iii) expected volatility of 99.82%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.18.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 was included in interest expense for the three months ended March 31, 2009 and 2008. The note bears a 5% annual interest rate payable semi-annually, and for the three months ended March 31, 2009 and 2008, $12,356 and $12,501, respectively, was included in interest expense.

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

During the year ended December 31, 2008, an institutional fund third-party assignee converted the final $54,505 of the convertible notes into 36,337 shares of our common stock.

During the year ended December 31, 2008, three of the institutional funds exercised an aggregate of 500,000 of their A and B warrants at an exercise price of $1.50 providing $750,000 in funding to us.  As of December 31, 2008, there were 32,702 remaining warrants outstanding.

As of March 31, 2009 and 2008, we recorded an aggregate derivative liability of $11,800 and $53,000 and a derivative valuation gain of $28,100 and $145,463 to reflect the change in value of the aggregate derivate liability since December 31, 2008 and 2007, respectively.  The aggregate derivative liability for the outstanding warrants of $11,800 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 0.57%; (ii) expected life (in years) of 1.10; (iii) expected volatility of 93.80%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.18.

The principal value of the senior secured convertible notes was converted during the three months ended March 31, 2008. Prior to conversion the outstanding principle value was being accreted over the term of the obligation, for which $757 was included in interest expense for the three months ended March 31, 2008.  The notes bore a 6% annual interest rate and for the three months ended March 31, 2008, $136 was included in interest expense.

Note 7 – Fair Value Measurements

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

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2009:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserve securities	2,467,437	2,467,437	-	-
Auction rate preferred securities	2,370,646	-	-	2,370,646
Total assets measured at fair value	$4,838,083	$2,467,437	$-	$2,370,646

Liabilities
Derivative valuation (1)	$1,197,900	$-	$-	$1,197,900
Total liabilities measured at fair value	$1,197,900	$-	$-	$1,197,900

(1) See Note 5 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2008	$(4,549,500)	$2,416,235	$(2,133,565)
Total gains or losses (realized and unrealized)
Included in net loss	3,351,600	-	3,351,600
Impairment valuation adjustment	-	-	-
Purchases, issuances, and settlements, net	-	(45,589)	(45,589)
Transfers to Level 3	-	-	-
Balance at March 31, 2009	$(1,197,900)	$2,370,646	$1,172,746

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our consolidated balance sheet.

Auction Rate Preferred Securities

As of March 31 2009, we had investments in auction rate preferred securities (“ARPS”), which are classified as available-for-sale securities on our consolidated balance sheet and reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by us failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of March 31, 2009.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer. As a result of this analysis at March 31, 2009 we recorded no impairment valuation adjustment.

The ARPS held by us at March 31, 2009, totaling $2,600,000 were in AAA rated funds.  Due to our belief that the market for these instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current.  During the three months ended March 31, 2009, $50,000 of our $2,650,000 ARPS, held at December 31, 2008, were redeemed at 100% of their par value. As a result of this redemption we recorded a $4,411 gain on sale of securities held for sale and a net reduction of $45,589 in our securities available for sale.  As of March 31, 2008, we continue to earn interest on our ARPS under the default interest rate features of the ARPS.

As of March 31, 2008, as a result of a temporary decline in fair value of our ARPS, which we attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $560,187 to accumulated other comprehensive loss.  The ARPS held by the Company at March 31, 2008, totaling $11,039,813, were in AAA rated funds.  Due to the Company’s belief that the market for a portion of these instruments would take in excess of twelve months to fully recover, we classified $6,964,813 of these investments as noncurrent.  $4,075,000 of the ARPS were classified as current since there was a specific plan for redemption by the investments’ issuers within the next four months for this portion of ARPS.

At December 31, 2008 for the total ARPS balance of $2,650,00 held by the company we recorded an aggregate impairment valuation loss of $233,765, when the decrease in value was considered other than temporary.

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

Note 8 – Interact Devices Inc. (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became CodecSys. On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtain certain licensing rights.

On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents to approximately 51,426,719 shares. During the year ended December 31, 2007 we satisfied our obligation to the creditors of IDI. Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of March 31, 2009, we had advanced an aggregate amount of $2,253,612.

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

During the three months ended March 31, 2009, we acquired 900,000 IDI common share equivalents in exchange for 60,000 shares of our common stock valued at $135,000 which was expensed to research and development. At March 31, 2009 we owned approximately 53,840,283 IDI common share equivalents, representing approximately 91% of the total outstanding IDI share equivalents.

Note 9 – Recent Accounting Pronouncements

In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-1 and APB 28-1 and provide the additional disclosure requirements for second quarter 2009.

In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4).  This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-4 during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial statements.

Note 10 – Supplemental Cash Flow Information

2009

During the three months ended March 31, 2009, we acquired 900,000 IDI common share equivalents in exchange for 60,000 shares of our common stock valued at $135,000 which was expensed to research and development

For the three months ended March 31, 2009 an aggregate non-cash expense of $1,131,159 was recorded for the accretion of the senior 6.25% convertible notes of $1,047,825 and the unsecured convertible note of $83,334.

For the three months ended March 31, 2009 we received $58,500 from the exercise of 50,000 warrants from one individual at an exercise price of $1.17 per share.

2008

During the three months ended March 31, 2008, we issued 160,000 shares of our common stock to a corporation to provide investor relations services for the Company. The value of these shares of $488,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2008	$ 427,003
2009	60,997
$ 488,000

During the three months ended March 31, 2008, we issued 21,000 shares of our common stock pursuant to an existing consulting agreement to a corporation to provide investor relations services for the Company. The value of these shares of $54,600 was recorded in general and administrative expense.

On March 18, 2008, one of the institutional funds converted an aggregate of $54,505 of its convertible notes into 36,337 shares of our common stock resulting in an extinguishment of debt non-cash expense of $6,056 included as interest expense for the three months ended March 31, 2008.

During the three months ended March 31, 2008, we acquired 99,800 IDI common share equivalents in exchange for 6,667 shares of our common stock valued at $19,667 which was expensed to research and development

For the three months ended March 31, 2008, an aggregate non-cash expense of $1,131,916 was recorded for the accretion of i) the senior 6% convertible notes of $757 (ii) the unsecured convertible note of $83,334 and (iii) $1,047,825 for the senior secured 6.25% Convertible note, as interest expense.

The Company paid no cash for income taxes during the quarters ended March 31, 2009 and 2008.

The Company paid $239 and $1,108 for interest expense during the three months ended March 31, 2009 and March 31, 2008, respectively.

Note 11 – Subsequent  Events

On April 13, 2009, we issued 60,000 shares of our common stock to an individual in exchange for 900,000 share equivalents of IDI.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as follows:

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, valuation of derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. Except for the critical accounting policy set forth below entitled “Valuation of Investments,” there have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Valuation of Investments

As discussed in Note 7 to the unaudited condensed consolidated financial statements, we adopted the provisions of SFAS 157 effective January 1, 2008.  In valuing our investments, we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we utilize a discounted cash flow analysis to arrive at the recorded fair value. This process involves incorporating our assumptions about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $2,370,646 at March 31, 2009.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS 157.  However, due to events in credit markets during 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2009.  This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.  Due to these events, we reclassified these instruments as Level 3 during 2008 and recorded a permanent decline in fair value of $233,765 as of December 31, 2008. No change was made in the valuation as of March 31, 2009, but the amount changed due to the redemption of $50,000 of these securities in the three months ended March 31, 2009 and a $4,411 gain on the sale of securities was recorded and the carrying value was reduced by $45,589. We believe we have sufficient cash and cash equivalents available at March 31, 2009 to allow us sufficient time for the securities to return to full value.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

Executive Overview

The current economic downturn and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business, financial results and our liquidity. If economies remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals as customers delay or defer buying or reduce their level of spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us. Additionally, we may experience increased difficulty in obtaining financing in the future, which could negatively impact our ability to pursue our business and development of CodecSys products. As a result, we cannot predict what impact the current economic downturn and uncertainty of the financial markets will have on our business, but expect that such events may have an adverse effect on our business, financial results and liquidity in the current quarter and future periods, including the remainder of 2009.

On November 15, 2007, we entered into a two-year license agreement with IBM pursuant to which we will license our patented CodecSys technology for use by IBM in video encoders that IBM intends to manufacture and sell.

The initial IBM video encoder was sold in the three months ended March 31, 2009 and we recorded license revenue of $16,666 on the sale.  In addition, we received $5,000 of license revenue from the sale of additional products sold by a licensee of the CodecSys technology. The IBM agreement was our first significant license of the CodecSys technology for use in a commercial application.  We believe this agreement may hold substantial revenue opportunities for our business.  Sales activities with respect to products incorporating our CodecSys technology have commenced with the initial sales referenced above.  We have in addition entered into two distributor agreements with foreign distributors, who have commenced sales efforts

During the quarter ended March 31, 2009, our revenues decreased by 215% compared to the same quarter in 2008. This decrease resulted primarily from customer contracts that were either not renewed or were completed, as discussed below. Net cash used for operations in the three months ended March 31, 2009 increased compared to the three months ended March 31, 2008 by 8%.  Until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

Results of Operations for the Three Months ended March 31, 2009 and March 31, 2008

Revenues

The Company generated $376,089 in revenue during the three months ended March 31, 2009.  During the same three-month period in 2008, the Company generated revenue of $1,187,392.  The decrease in revenue of $811,303 or approximately 215% was due primarily to the nonrenewal of two customer contracts and completion of work for another customer.  The reduction in revenue for these three customers accounted for $693,559 of the total reduction in revenue for the three months ended March 31, 2009 compared to revenue for the three months ended March 31, 2008.  The remainder of the decrease in revenues was spread over many customers for which the Company performed significantly less installation work and other services in the three months ended March 31, 2009 than it did for those customers in the first quarter of 2008.

The Company's three largest customers’ sales revenues accounted for approximately 43% and 59% of total revenues for the quarters ended March 31, 2009 and 2008, respectively.  The three largest customers in 2008 are not the three largest customers in 2009.  Any material reduction in revenues generated from any one of its largest customers could harm the Company’s results of operations, financial condition and liquidity.

Cost of Revenues

Costs of Revenues decreased by approximately $640,768 to $419,476 for the three months ended March 31, 2009, from $1,060,244 for the three months ended March 31, 2008.  The decrease was due to decreased activity in installation of equipment, which resulted in a decrease in the costs related to such installation services for all the Company’s customers of $294,963. There was not a decrease in the cost of equipment relative to the sales price of equipment sold, but just a decrease in the amount of installations performed and the general operations department costs also decreased by approximately $176,150 due to the decrease in installation activity. In addition, satellite distribution costs decreased by $171,864, which was primarily the result of one customer no longer receiving services from us.

Expenses

General and Administrative expenses for the three months ended March 31, 2009 were $1,058,239 compared to $1,534,181 for the three months ended March 31, 2008.  The decrease of approximately $475,942 resulted primarily from a decrease in expenses incurred for outside consultants of $600,603 and a decrease in bad debt expense of $70,417 partially offset by an increase in expenses of $135,000 resulting from the purchase of minority interests in one of our subsidiaries and an increase in legal expenses of $61,781. Research and development in process increased by $228,216 for the three months ended March 31, 2009 to $1,002,003 from $773,787 for the three months ended March 31, 2008 and depreciation expense increased by $107,319 in the same period.  These increases resulted primarily from increased development staff and related expenses of the development activity and the purchase of equipment used in the development activity.

Interest Expense

For the three months ended March 31, 2009, the Company incurred interest expense of $1,602,378 compared to interest expense for the three months ended March 31, 2008 of $1,501,792.  The increase of $100,586 resulted primarily from the Company electing to capitalize interest expense on our 6.25% senior secured convertible note, calculated at 9% for the quarter, rather than paying the 6.25% interest in cash. The interest expense recorded consisted of interest of $1,131,916 recorded to account for the accretion of note liability on our balance sheet, capitalized interest on our 6.25% senior secured convertible note of $337,500 and amortization of debt offering costs of $114,750.

Net Loss

The Company realized a net loss for the three months ending March 31, 2009 of $648,048 compared with net income for the three months ended March 31, 2008 of $2,158,983. The decrease in net income of $2,807,031 was primarily the result of a decrease in derivative valuation gain of $2,657,463, which resulted primarily from valuation of our 6.25% senior secured convertible note.  Revenues decreased as described above and gross margin from work performed also decreased by $170,535 and interest income decrease by $153,759, which also contributed to the decreased net income.

Liquidity and Capital Resources

At March 31, 2009, we had cash of $2,830,283, total current assets of $3,302,849, total current liabilities of $3,171,111 and total stockholders' deficit of $3,725,964.  Included in current liabilities is $1,197,900, which relates to the value of the embedded derivatives for the 6.25% senior secured convertible note and related warrants and the unsecured convertible note and warrants. Our current liabilities, without considering the derivative liability, were $1,973,211.

As of March 31, 2009, we held approximately $2,600,000 of auction rate preferred securities, valued at $2,370,646 and classified as long-term investments. Beginning in February 2008, many of these auction rate preferred securities became illiquid because their scheduled auctions failed to settle. During the second quarter 2008, $8,800,000 of the $11,600,000 auction rate preferred securities held at March 31, 2008 were liquidated at par, with the Company not sustaining any losses. However, we may have limited or no opportunities to liquidate the remaining auction rate investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot effect a sale. When an auction fails, the affected securities begin to pay interest under their default interest rate terms. As a result of this illiquidity caused by the lack of an active market, these investments were classified as non-current.   Although approximately 80% of our investments have been redeemed by the issuers, none of the issuers of the auction rate preferred securities still held by us have announced a definitive plan for redemption of the remainder of the securities in the near term.  We borrowed $1,400,000 from the company that sold us the auction rate preferred securities using the auction rate preferred securities as collateral.  A permanent loss of $233,765 was recorded at December 31, 2008. No change was made in the temporary unrealized loss for the period ending March 31, 2009, but the amount changed due to the redemption of $50,000 of these securities in the three months ended March 31, 2009 and a $4,411 gain on the sale of securities was recorded and the carrying value was reduced by $45,589.   We utilized a discounted cash flow analysis in determining the fair value of these securities, which used significant unobservable inputs at March 31, 2009.

All of our remaining auction rate preferred securities are currently rated AAA, the highest rating given by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions or redemptions of securities by the issuers. However, it could take a long period of time to realize the investments’ full value for a portion of the investments. Based on our expected operating cash flows and the current illiquidity of the $2,600,000, less the loan proceeds of $1,400,000, the lack of liquidity of these investments may adversely affect our operations if we do not increase our sales or find other sources of capital.

We experienced negative cash flow used in operations during the three months ended March 31, 2009 of $2,028,899 compared to negative cash flow used in operations for the three months ended March 31, 2008 of $1,878,480.  The negative cash flow was met by cash reserves.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase sales in our network division to new or existing customers.

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest and $1,377,000 of related costs including commissions).  We are using the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances or through capitalizing the interest, which is the option we elected for the payment due in April 2009.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

In connection with the financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note. See note 6 of our condensed consolidated financial statements included elsewhere in this report.

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

We have recently secured an additional customer that has the potential to partially replace the revenues lost from two of our three largest customers in 2008, but we do not yet know the extent of the work or services that we will be providing for this customer and to date the revenues have been immaterial.  We anticipate that our negative cash flow will diminish as our new customers make projects and equipment available and as we are able to perform under their respective contracts.

Our monthly operating expenses, including our CodecSys technology research and development expenses, currently exceed our monthly net sales by approximately $600,000 per month.  Given this operating deficit, we estimate that our currently available capital resources will be exhausted in approximately 6 to 8 months if our current operations remained relatively constant.  We do not anticipate, however, that our operations will continue without material change in the near-term.  Specifically, management expects we will commence sales of our CodecSys CE 1000 and CE 100 products and derive increased revenue from our recently acquired Fortune 50 client.  We received our first licensing revenues from CodecSys products of approximately $22,000 in the three months ended March 31, 2009. We are also pursuing debt and equity financing from various sources.  To the extent sales and new financing expectations do not materialize, we intend to decrease operating expenses in order to preserve and extend our existing cash resources.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value.  Approximately 80% of our auction rate preferred securities have been redeemed by the issuers at par.  The remaining amount of these securities, which are approximately $2,600,000, we have classified as non-current assets in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2009 and valued them at $2,370,646. For a complete discussion on auction rate preferred securities, including our methodology for estimating their fair value, see Note 7 to the unaudited condensed consolidated financial statements.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Item 1A. Risk Factors

There have been no material changes in risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2009, we issued 60,000 shares of our common stock to one individual in exchange for 900,000 shares of common stock of one of our subsidiaries.  The individual is an accredited investor and was fully informed concerning his investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Sections 4(2) and 4(6) thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.

 Submission of Matters to Vote of Security Holders.

 (a)

None.

(b)

None.

(c)

None.

Item 5.

 Other Information

(a) None.

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

Date: May 5, 2009

            /s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2009

            /s/ James E. Solomon

By: James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)