Form 10-Q
period 2009-06-30
BROADCAST INTERNATIONAL INC
filed 2009-08-10
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during  the preceding g 12 months (or for such shorter period that the registrant was required to post such files) Yes   ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer   ☒ Accelerated filer    ☐ Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2009
Common Stock, $.05 par value	39,483,202 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

P age

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

22

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

30

            Item 4   Controls and Procedures

30

Part II -Other Information

            Item 1.   Legal Proceedings

 31

            Item 1A. Risk Factors

 31

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

31

            Item 3.   Defaults Upon Senior Securities

31

            Item 4.   Submission of Matters to a Vote of Security Holders

31

            Item 5.   Other Information

31

            Item 6.   Exhibits

31

Signatures

34

Part I – Financial Information

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$3,558,336	$1,807,879
Trade accounts receivable, net	357,221	178,820
Inventory	28,118	21,746
Prepaid expenses	209,636	194,134

Total current assets	4,153,311	2,202,579

Property and equipment, net	2,378,615	2,169,596

Other assets
Debt offering Costs	906,525	677,025
Patents, net	185,190	181,368
Long-term investments	2,416,235	1,186,794
Deposits and other assets	9,058	334,058

Total other assets	3,517,008	2,379,245

Total assets	$10,048,934	$6,751,420

See accompanying notes to consolidated financial statements .

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	June 30,
	2008	2009
LIABILITIES:		(Unaudited)
Current liabilities
Accounts payable	$893,130	$521,613
Payroll and related expenses	380,162	387,380
Other accrued expenses	541,435	101,736
Unearned revenue	428	1,332
Current portion of notes payable (net of discount of
$274,188 and $107,520, respectively)	725,812	1,242,480
Other current obligations	3,236	3,401
Derivative valuation	4,549,500	1,560,900

Total current liabilities	7,093,703	3,818,842

Long-term liabilities
Convertible notes payable (net of $8,269,931and $6,174,281
discount, respectively)	6,730,069	9,508,313
Long-term portion of notes payable	-	1,050,000
Other long-term obligations	6,937	5,182

Total liabilities	13,830,709	14,382,337

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 38,761,760 and 39,483,202 shares issued as
of December 31, 2008 and June 30, 2009, respectively	1,938,088	1,974,160
Additional paid-in capital	74,727,642	76,270,415
Accumulated deficit	(80,447,505)	(85,875,492)

Total stockholders’ deficit	(3,781,775)	(7,630,917)

Total liabilities and stockholders’ deficit	$10,048,934	$6,751,420

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net sales	$810,803	$332,543	$1,998,195	$708,632
Cost of sales	858,031	437,626	1,918,275	857,102
Gross profit (loss)	(47,228)	(105,083)	79,920	(148,470)
Operating expenses:
Administrative and general	1,454,559	1,478,579	2,988,741	2,756,081
Selling and marketing	356,309	203,435	602,501	320,452
Research and development	1,049,322	950,594	1,823,109	1,733,334
Depreciation and amortization	113,660	185,351	192,707	371,718
Total operating expenses	2,973,850	2,817,959	5,607,058	5,181,585
Total operating loss	(3,021,078)	(2,923,042)	(5,527,138)	(5,330,055)
Other income (expense):
Interest income	101,670	6,122	264,289	14,982
Interest expense	(1,492,785)	(1,611,174)	(2,994,577)	(3,213,552)
Gain (loss) on derivative valuation	(1,145,240)	(363,000)	4,863,823	2,988,600
Gain on sale of securities	-	57,339	-	61,750
Loss on sale of assets	-	(513)	-	(1,606)
Unrealized gain on long term investments	-	57,031	-	57,031
Other income (expense), net	513	(2,702)	(4,334)	(5,137)
Total other income (expense)	(2,535,842)	(1,856,897)	2,129,201	(97,932)
Loss before income taxes	(5,556,920)	(4,779,939)	(3,397,937)	(5,427,987)
Provision for income taxes	--	--	--	--
Net loss	$(5,556,920)	$(4,779,939)	$(3,397,937)	$(5,427,987)

Net loss per share – basic & diluted	$(0.15)	$(0.12)	$(0.09)	$(0.14)

Weighted average shares – basic & diluted	38,575,600	39,081,200	38,357,400	38,967,100

See accompanying notes to consolidated financial statements .

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(3,397,937)	$(5,427,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,101	384,925
Common stock issued for services	113,400	--
Common stock issued for in process research and development	75,501	256,265
Accretion of discount on convertible notes payable	2,263,075	2,262,318
Capitalized interest on convertible note	--	682,594
Stock based compensation	350,768	939,080
Loss (gain) on sale of assets	(363)	1,606
Gain on derivative liability valuation	(4,863,823)	(2,988,600)
Extinguishment of debt	6,056	--
Gain on sale of securities available for sale	--	(61,750)
Comprehensive gain on securities available for sale	--	(57,031)
Allowance for doubtful accounts	130,802	(17,906)
Changes in assets and liabilities:
Accounts receivable	(553,857)	196,307
Inventories	30,536	6,372
Debt offering costs	231,558	229,500
Prepaid and other assets	1,368,152	684,784
Accounts payable and accrued expenses	(302,327)	(582,604)
Deferred revenues	(58,983)	904

Net cash used in operating activities	(4,404,341)	(3,491,223)

Cash flows from investing activities:
Purchase of equipment	(1,047,867)	(418,795)
Purchase of auction rate preferred securities	(11,600,000)	--
Proceeds from the sale of auction rate preferred securities	8,800,000	700,000
Proceeds from sale of assets	11,882	2,651

Net cash used in investing activities	(3,835,985)	283,856

Cash flows from financing activities:
Proceeds from the exercise of warrants	913,040	58,500
Principal payments on debt	--	(1,590)
Proceeds from subscription receivable	25,000	--
Proceeds from the exercise of options	750	--
Proceeds from notes payable	--	1,400,000

Net cash provided by financing activities	938,790	1,456,910

Net decrease in cash and cash equivalents	(7,301,536)	(1,750,457)

Cash and cash equivalents, beginning of period	16,598,300	3,558,336

Cash and cash equivalents, end of period	$9,296,764	$1,807,879

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2008 and June 30, 2009 and the results of operations for the three and six months ended June 30, 2008 and 2009, respectively, with the cash flows for each of the six month periods ended June 30, 2008 and 2009, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

As we experienced a net loss during the three and six months ended June 30, 2009, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 14,854,415 and 15,821,878, shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at June 30, 2009 and 2008, respectively and 335,000 restricted stock units were outstanding at June 30, 2009. Furthermore, the Company had convertible debt that was convertible into 3,544,207 and 3,418,961 shares of common stock at June 30, 2009 and 2008, respectively, that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan 2004 Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options (warrants) to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-

Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at June 30, 2009 was 839,101.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of shares of common stock reserved for issuance under the 2008 Plan was 3,415,000 at June 30, 2009.

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

The fair values for the options granted for the six months ended June 30, 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	3.24%
Expected life (in years)	10
Expected volatility	81.61%
Expected dividend yield	0.00%

The weighted average fair value of options granted during the six months ended June 30, 2009 was $1.22.

Warrants

For the six months ended June 30, 2009, warrants to purchase an aggregate of 1,600,000 shares of our common stock were issued to one corporation and three individuals. We estimate the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. We amortize the fair value of issued warrants using a vesting schedule based on the terms and conditions of each associated underling contract, as earned. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and warrant expected exercise term.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

The fair values for the warrants issued for the six months ended June 30, 2009 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	1.92%
Expected life (in years)	2.38
Expected volatility	93.69%
Expected dividend yield	0.00%

The weighted average fair value of warrants issued during the six months ended June 30, 2009 was $0.69.

Net loss for the six months ended June 30, 2009 and 2008 includes $578,393 and $350,768, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $578,393 for the six months ended June 30, 2009 is (i) $10,572 for the vested portion of 120,997 options granted to thirteen employees, (ii) $379,487 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2009, (iii) $268,334 for the earned portion of 1,600,000 warrants issued to one corporation and three individuals, and (iv) $80,000 valuation credit related to 125,000 restricted stock units awarded to six members of the board of directors, and 35,000 restricted stock units awarded to two consultants of the company for services rendered in 2007 and 2008 awarded in 2009. At December 31, 2008 a $352,000 liability was recorded for the value of the above mentioned restricted stock units. At February 16, 2009, the award date, the value was $272,000 resulting in the $80,000 expense credit mentioned above.

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

The impact on our results of operations for recording stock-based compensation under FAS 123R for the three and six months ended June 30, 2009 and 2008 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2009	2008	2009
General and administrative	$70,588	$344,696	$174,169	$428,231
Research and development	91,709	75,338	176,599	150,162

Total	$162,297	$420,034	$350,768	$578,393

Due to unexercised options and warrants outstanding at June 30, 2009, we will recognize an aggregate total of $1,813,405 of compensation expense over the next four years for employees and consultants as a result of the adoption of FAS 123R based upon option and warrant award vesting parameters as shown below:

2009	$ 1,114,253
2010	527,991
2011	156,530
2012	14,631

Total	$ 1,813,405

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2009.

	Options And Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2008	14,943,393	$2.20
Options granted	120,997	1.46
Warrants issued	1,600,000	1.32
Expired	(1,245,457)	1.77
Forfeited	(514,518)	1.10
Exercised	(50,000)	1.17

Outstanding at June 30, 2009	14,854,415	$2.18

The following table summarizes information about stock options and warrants outstanding at June 30, 2009.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.02-0.04	1,264,495	0.82	$0.03	1,264,495	$0.03
0.33-0.95	1,664,299	5.35	0.72	1,580,966	0.71
1.06-6.25	11,922,421	2.58	2.60	11,350,591	2.60
9.50-11.50	1,600	2.67	10.50	1,600	10.50
36.25-45.90	1,600	1.17	41.08	1,600	41.08
$0.02-45.90	14,584,415	2.74	$2.18	14,199,252	$2.17

Restricted Stock Units

For the six months ended June 30, 2009, 160,000 restricted stock units were awarded. The value of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. During the six months ended June 30, 2009, 250,000 restricted stock units were settled by three individuals through the issuance of 250,000 shares of common stock. All of the restricted stock units vested during the six months ended June 30, 2009.

The following is a summary of restricted stock unit activity for the six months ended June 30, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	425,000	$2.40
Awarded at fair value	160,000	1.70
Canceled/Forfeited	--	--
Settled by issuance of stock	(250,000)	$2.27
Outstanding at June 30, 2009	335,000	$2.35
Vested at June 30, 2009	335,000	$2.35

For the six months ended June 30, 2009, we recognized an $80,000 valuation credit of (i) $59,500 for 125,000 restricted stock units which had been awarded to five directors for services rendered in 2007 with a value of $275,000 at December 31, 2008 and with a value of $212,500 on February 16, 2009, the award date, and (ii) $17,500 for 35,000 restricted stock units which had been awarded to two consultants of the company for services rendered in 2008 with a value of $77,000 on December 31, 2008 and with a value of $59,500 on February 16, 2009, the award date.

The offset for the aggregate expense of $352,000 at December 31, 2008 for all restricted stock units awarded on February 16, 2009 for services rendered prior to December 31, 2008 was included in accrued liabilities at December 31, 2008. Settlement restrictions on the units awarded to board members allow for settlement on the date service with the Company terminates. Settlement restrictions on the units awarded to the consultants require settlement any time after January 2, 2010. The Committee may, in accordance with the 2008 Plan, accelerate the expiration of the restrictive period as to some or all of these units mentioned above.

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At June 30, 2009 and December 31, 2008, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Current financial market conditions have had the effect of restricting liquidity of cash management investments and have increased the risk of even the most liquid investments and the viability of some financial institutions.  We do not believe, however, that these conditions will materially affect our business or our ability to meet our obligations or pursue our business plans.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when collected.

Included in our $178,820 and $357,221 net accounts receivable for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively, were (i) $237,795 and $437,955 for billed trade receivables, respectively; (ii) $20,235 and $12,856 of unbilled trade receivables, respectively; less (iii) ($79,210) and ($93,590) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately

20 years.  We have filed several patents in the United States and foreign countries. As of June 30, 2009, the United States Patent and Trademark Office had approved four patents.  Additionally, seven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $1,907 and $3,822 for the three and six months ended June 30, 2009, respectively. Amortization expense recognized on all patents totaled $1,055 and $1,990 for the three and six months ended June 30, 2008, respectively.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $950,594 and $1,733,334 of research and development costs for the three and six months ended June 30, 2009 and $1,049,322 and $1,823,109 for the three and six months ended June 30, 2008, respectively.

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

For the six months ended June 30, 2009 we had 3 customers that individually constituted 10% or more of our total revenues, which represented 12%, 12% and 11% of our revenues, respectively.  For the six months ended June 30, 2009 we had 3 customers that individually constituted 10% or more of our total revenues, which represented 26%, 11% and 11% of our revenues, respectively. The customers in 2009 are not the same customers as in 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the six months ended June 30, 2009 and year ended December 31, 2008 was as follows:

	December 31, 2008	June 30, 2009

Senior Secured 6.25% Convertible Note	$6,730,069	$9,508,313
Unsecured Convertible Note	725,812	892,480
Auction Rate Preferred Securities Secured Note	--	1,400,000
Total	7,455,881	11,800,793
Less Current Portion	(725,812)	(1,242,480)
Total Long-term	$6,730,069	$10,558,313

Auction Rate Preferred Securities Secured Note

On January 5, 2009 we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (ARPS). This loan is subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan is secured by the ARPS held by the company in an account at the brokerage company, and bears an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrues monthly and is payable on the fifth business day of every month. The principal and any accrued interest are immediately due upon demand by the lender. At June 30, 2009 approximately $650,000 of our ARPS were scheduled to redeem within ninety days and have been included as cash and cash equivalents on our balance sheet. When they are redeemed we will reduce the outstanding balance of our auction rate securities note by $350,000. Therefore we have classified $350,000 of our outstanding note balance as current on our balance sheet. However, due to the current illiquidity of the remaining ARPS, we have classified both the ARPS with unknown redemption dates and the remaining $1,050,000 of our auction rate securities note as non-current. We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.

 Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We are using the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 which is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock or through capitalizing the interest as part of the loan in certain circumstances.  The note was convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

As of June 30, 2009 and 2008, we recorded an aggregate derivative liability of $1,379,200 and $5,607,500, and derivative valuation gain of $2,403,700 and $3,012,600, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2008 and 2007, respectively.  The aggregate derivative liability of $1,379,200 included $460,400 for the note conversion feature and $918,800 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.84% for the note and 1.64%for the warrants, (ii) expected life (in years) of 1.50 for the conversion feature and 3.5 for the warrants; (iii) expected volatility of 95.19% for the conversion feature and 92.77% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.36.

During the six months ended June 30, 2009 the original principal value of $15,000,000 of the 6.25% senior secured convertible note was increased by $682,594 to $15,682,594 (convertible into 2,877,540 common shares), for interest capitalized rather than making a payment in cash. Capitalized interest is computed at 9%.

The original principal value of the note is being accreted over the term of the obligation, for which $1,047,825 and $2,095,650 was included in interest expense for the three and six months ended June 30, 2009, respectively. The note bears a 6.25% annual interest rate payable quarterly and for the six months ended June 30, 2009, $24,504 was accrued and included as interest expense.  Additionally for the three and six months ended June 30, 2009, $345,094 and $659,156 ($682,594 offset by $23,438 note interest accrued in 2008), respectively was included in interest expense for capitalized interest.

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

As of June 30, 2009 and 2008, we recorded an aggregate derivative liability of $166,700 and $2,276,300, and a derivative valuation gain of $560,000 and $1,711,260, respectively, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2008 and 2007, respectively.  The aggregate derivative liability of $166,700 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.19%, (ii) expected life (in years) of 0.30; (iii) expected volatility of 103.65%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.36.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 and $166,668 was included in interest expense for the three and six months ended June 30, 2009, and 2008, respectively. The note bears a 5% annual interest rate payable semi-

annually, and for the three and six months ended June 30, 2009, $12,500 and $24,856, respectively, was included in interest expense, For the three and six months ended June 30, 2008, $12,501 and $25,002, respectively, was included in interest expense.

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

As of June 30, 2009 and 2008, we recorded an aggregate derivative liability of $15,000 and $58,500 and a derivative valuation gain of $24,900 and $139,963 to reflect the change in value of the aggregate derivate liability since December 31, 2008 and 2007, respectively.  The aggregate derivative liability for the outstanding warrants of $15,000 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 0.56%; (ii) expected life (in years) of 0.9; (iii) expected volatility of 101.45%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.36.

The principal value of the senior secured convertible notes was converted during the three months ended March 31, 2008. Prior to conversion the outstanding principle value was being accreted over the term of the obligation, for which $757 was included in interest expense for the six months ended June 30, 2008.  The notes bore a 6% annual interest rate and for the six months ended June 30, 2008, $136 was included in interest expense.

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

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2009:

		Quoted Prices	Significant
		In Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserve securities	217,290	217,290	-	-
Auction rate preferred securities	1,835,016	-	-	1,835,016
Total assets measured at fair value	$2,052,306	$217,290	$-	$1,835,016

Liabilities
Derivative valuation (1)	$1,560,900	$-	$-	$1,560,900
Total liabilities measured at fair value	$1,560,900	$-	$-	$1,560,900

(1) See Note 5 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2008	$(4,549,500)	$2,416,235	$(2,133,265)
Total gains or losses (realized and unrealized)
Included in net loss	2,988,600	-	2,988,600
Valuation adjustment	-	57,031	57,031
Purchases, issuances, and settlements, net	-	(638,250)	(638,250)
Transfers to Level 3	-	-	-
Balance at June 30, 2009	$(1,560,900)	$1,835,016	$274,116

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our consolidated balance sheet.

Auction Rate Preferred Securities

As of June 30 2009, we had investments in auction rate preferred securities (“ARPS”), the current portion of which are classified as cash and cash equivalents and the non-current portion classified as long-term investments on our consolidated balance sheet and are reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by us failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of June 30, 2009.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer. As a result of this analysis at June 30, 2009 we recorded a gain in valuation adjustment of $57,031.

The ARPS held by us at June 30, 2009, totaling $1,950,000 were in AAA rated funds. We have received redemption dates on $650,000 (par value) of our ARPS and have included $648,222 (fair value) as current assets at June 30, 2009.  Due to our belief that the market for the remaining $1,300,000 (par value, $1,186,794 fair value) ARPS may take in excess of twelve months to fully recover, we have classified these investments as non-current.  During the six months ended June 30, 2009, $700,000 of our $2,650,000 ARPS, held at December 31, 2008, were redeemed at 100% of their par value. As a result of this redemption we recorded a $61,750 gain on sale of securities held for sale and a net reduction of $638,250 in our securities available for sale.  As of June 30, 2009, we continue to earn interest on our ARPS under the default interest rate features of the ARPS .

On June 30,2008, as a result of a temporary decline in fair value of our ARPS, which we attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $194,326 to accumulated other comprehensive loss.  The ARPS held by the Company at June 30, totaling $2,800,000, were in AAA rated funds.  Due to the Company’s belief that the market for a portion of these instruments would take in excess of twelve months to fully recover, we classified these investments as noncurrent. During the second quarter 2008, 8.8 million of the Company’s ARPS, held at March 31 2008 were redeemed at 100% of their par value.

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

On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents to approximately 51,426,719 shares. During the year ended December 31, 2007 we satisfied our obligation to the creditors of IDI. Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of June 30, 2009, we had advanced an aggregate amount of $2,377,980.

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

During the six months ended June 30, 2009, we acquired 2,475,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development. At June 30, 2009 we owned approximately 55,416,000 IDI common share equivalents, representing approximately 93.6% of the total outstanding IDI share equivalents.

Note 9 – Recent Accounting Pronouncements

In April 2009, the FASB released FASB Staff Position (“FSP”) SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, and the Company has adopted them in second quarter 2009.  See Note 7.

In April 2009, the FASB released FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-4).  This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  SFAS 157-4 did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB released FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  This FSP did have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued statement No. 165, “Subsequent Events”  (SFAS 165). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 for second quarter 2009, in accordance with the effective date.  See Note 11.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS 166).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  SFAS 166 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”  (SFAS 167).  Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168).   SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized.  The Company will adopt this new accounting standard for its financial statements for the quarterly period ending September 30, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its financial statements

Note 10 – Supplemental Cash Flow Information

2009

During the six months ended June 30, 2009, we acquired 2,475,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development.

For the six months ended June 30, 2009 an aggregate non-cash expense of $2,262,318 was recorded for the accretion of the senior 6.25% convertible notes of $2,095,650 and the unsecured convertible note of $166,668 which was included in interest expense.

For the six months ended June 30, 2009 we received $58,500 from the exercise of 50,000 warrants from one individual at an exercise price of $1.17 per share.

2008

During the six months ended June 30, 2008, we issued 160,000 shares of our common stock to a corporation to provide investor relations services for the Company. The value of these shares of $488,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

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

For the six months ended June 30, 2008 an aggregate non-cash expense of $2,263,075 was recorded for the accretion of the senior 6% convertible notes of $757, the unsecured convertible note of $166,668 and $2,095,650 for the senior secured 6.25% Convertible note, as interest expense.

The Company paid no cash for income taxes during the six months ended June 30, 2009 and 2008.

The Company paid $33,918 and $26,108 for interest expense during the six months ended June 30, 2009 and 2008, respectively.

Note 11 – Subsequent  Events

In July, 2009, we issued 500,000 warrants to acquire our common stock to a consultant in consideration for services to be performed during the next year.  250,000 of the warrants are subject to cancellation by the board of directors in the event the board is not satisfied with the services performed.    The exercise price was $1.10 per share and the warrants expire three years from their issuance.

During the month of July, 2009 $650,000 of our Auction Rate Securities were redeemed at par value.

On July 31, 2009, the Registrant entered into a $10.1 million,   three-year contract with a Fortune 10 financial institution to provide its technology and digital signage services to 2,037 of the client’s more than 6,000 retail and administrative locations throughout North America. A factor in securing this substantial recurring revenue contract was the benefits of the Registrant’s new CODECSYS compression technology

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements which occurred on August 10, 2009.

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

Valuation of Investments

As discussed in Note 7 to the unaudited condensed consolidated financial statements, we adopted the provisions of Statement 157 effective January 1, 2008.  In valuing our investments we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we utilize a discounted cash flow analysis to arrive at the recorded fair value. This process involves incorporating our assumption about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $1,835,016 at June 30, 2009.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under Statement 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2009.  This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

On November 15, 2007, we entered into a two-year license agreement with IBM pursuant to which we will license our patented CodecSys technology for use by IBM in video encoders that IBM intends to manufacture and sell. The initial IBM video encoder was sold in the six months ended June 30, 2009 and we recorded license revenue of $18,667 on the sale.  In addition, we received $5,000 of license revenue from the sale of additional products sold by a licensee of the CodecSys technology. The IBM agreement was our first significant license of the CodecSys technology for use in a commercial application.  We believe this agreement may hold substantial revenue opportunities for our business.  Sales activities with respect to products incorporating our CodecSys technology have commenced with the initial sales referenced above.  We have in addition entered into two distributor agreements with foreign distributors, who have commenced sales efforts

During the six months ended June 30, 2009, our revenues decreased by 65% compared to the same period in 2008. This decrease resulted primarily from customer contracts that were either not renewed or were completed, as discussed below. Net cash used for operations in the six months ended June 30, 2009 decreased compared to the six months ended June 30, 2009 by 21%, however until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

Results of Operations for the Six Months ended June 30, 2009 and June 30, 2008

Revenues

We generated $708,632 in revenue during the six months ended June 30, 2009.  During the same six-month period in 2008, we generated revenue of $1,998,195.  The decrease in revenue of $1,289,563 was due primarily to the expiration or completion of customer contracts without locating replacements for the work completed.  Our license fees revenue decreased by $262,517, of which $235,649 was due to the expiration of one customer contract.  Our transmission fees decreased by $256,379, primarily due to the expiration of two customer contracts, which resulted in a decrease in revenue of $271,897, which was partially offset by an increase in revenue from other customers.  Installation fees decreased by $687,868 due primarily to the completion of projects for two continuing customers without new projects being secured to replace the revenue, which account for $322,002 of the decrease in revenue and a decrease of $404,102 from customers for which we no longer provide any services.

Sales revenues from our three largest customers accounted for approximately 37% and 50% of total revenues for the six months ended June 30, 2009 and 2008, respectively. The three largest customers in 2009 were not the same customers as in 2008. The loss of customers and the reduction of services from our largest customers has materially affected our results of operations, financial condition and liquidity.  However, we have secured a contract from a new customer, which is one of our currently three largest customers and revenues from that customer will significantly increase during the remainder of the current year.

Cost of Revenues

Cost of revenues decreased by approximately $ 1,061,173 to $857,102 for the six months ended June 30, 2009 from $1,918,275 for the six months ended June 30, 2008.  The decrease was due primarily to decreased activity in installation of equipment for a number of customers, which resulted in a decrease of $372,038 in the direct costs related to such installations and a decrease in the general operations department costs of $439,562, due primarily to the decrease in installation activity. Satellite distribution costs decreased by $252,387 primarily due to the loss of one customer.

Expenses

General and administrative expenses for the six months ended June 30, 2009 were $2,756,081 compared to $2,988,741 for the six months ended June 30, 2008. The net decrease of approximately $232,660 resulted from a decrease of $1,170,007 in consulting fees offset by an increase of $371,665 in employees salary and related expenses, and increase in option and warrant expense of $254,061 and an expense of $256,265 related to purchase of minority interests of IDI that was not present in 2008. Research and development in process decreased by $89,775 for the six months ended June 30, 2009 to $1,733,334 from $1,823,109 for the six months ended June 30, 2008. The continued high level of development expenditures is the result of the CodecSys development plan and is expected to continue in the foreseeable future. The decrease resulted primarily from a decrease of $273,041 in employee and materials and supplies related expenses offset by an increase of $283,807 in professional services and consulting fees.  Sales and marketing expenses decreased $282,049 to $320,452 for the six months ending June 30, 2009 from $602,501 for the six months ending June 30, 2008.  The decrease reflects a decrease in sales personnel of $112,424 and a decrease in tradeshows and conventions and related travel expenses of $109,157.

Interest Expense

For the six months ended June 30, 2009, we incurred interest expense of $3,213,552 compared to interest expense for the six months ended June 30, 2008 of $2,994,577.  The increase of $218,975 resulted primarily from the Company electing to capitalize the interest on our 6.25% senior secured convertible note which increases the principal balance on which interest is calculated.

Net Loss

We realized a net loss for the six months ended June 30, 2009 of $ 5,427,987 compared with a net loss for the six months ended June 30, 2008 of $3,397,937. The increase in the net loss of $2,030,050 is primarily due to, a decrease of $1,875,223 in the gain related to our derivative valuation calculation.  For the six months ended June 30, 2009 we reported a gain related to our derivative valuation calculation of $2,988,600 compared to a gain of $4,863,823 for the six months ended June 30, 2008. In addition gross margin decreased by $228,390 as a result of decreased sales activity and interest expense increased by $218,975 as explained above offset by the decrease of $425,473 in operating expenses as explained above.

Results of Operations for the Three Months ended June 30, 2009 and June 30, 2008

Revenues

The Company generated $332,543 in revenue during the three months ended June 30, 2009.  During the same three-month period in 2008, the Company generated revenue of $810,803.  Of the decrease in revenue of $478,260, $240,458 was due to the loss of one customer and $181,740 was due to the Company completing installation services for customers without being able to replace the business with new or existing customers.  The Company did record installation service income for one new customer that the Company believes will be a significant source of revenue during the remainder of the current fiscal year and beyond.

The Company's three largest customers’ sales revenues accounted for approximately 46% and 62% of total revenues for the quarters ended June 30, 2009 and 2008, respectively.  The three customers with the greatest revenues in 2008 were not the same three customers in 2009. One of the three largest customers in 2009 is the new customer, which the company believes will be responsible for significantly more revenue over the next three years.  The material reduction in revenues generated from the Company’s largest customers in 2009 and decreased activity in many other customers as a result of completion of projects and the general economic recession has significantly reduced the Company’s results of operations, financial condition and liquidity of the Company.

Cost of Revenues

Costs of Revenues decreased by approximately $420,405 to $437,626 for the three months ended June 30, 2009, from $858,031 for the three months ended June 30, 2008.  The decrease was due primarily to decreased activity in installation of equipment.  The operations department expenses decreased by $195,887 due primarily to decreased employee compensation expenses and production services of $164,862. There was not a decrease in the cost of equipment sold relative to the sales price of the equipment, but the cost of equipment sold decreased by $144,599 due to a reduction in activity as explained above.  In addition, satellite distribution costs decreased by $80,523 due to expiration of customer contracts and decreased activity of existing customers.

Expenses

General and Administrative expenses for the three months ended June 30, 2009 were $1,478,579 compared to $1,454,559 for the three months ended June 30, 2008, an increase of approximately $24,020.  Research and development in process decreased by $98,728 for the three months ended June 30, 2009 to $950,594 from $1,049,322 for the three months ended June 30, 2008. The decrease resulted primarily from a decrease of $239,418 in employee related expenses and materials and supplies offset by an increase in other professional services of $168,595.  Sales and marketing expenses decreased $152,874 for the three months ended June 30, 2009 to $203,435 from $356,309 for the three months ended June 30, 2008.  The decrease was due primarily to a decrease in payroll and related expenses of $72,664 and a decrease of $40,744 in advertising and promotion expenses.  The decrease in operating expenses was offset by an increase of $71,691 in depreciation expense.

Interest Expense

For the three months ended June 30, 2009, the Company incurred interest expense of $1,611,174 compared to interest expense for the three months ended June 30, 2008 of $1,492,785.  The increase of $118,389 resulted primarily from the Company electing to capitalize the interest on our 6.25% senior secured convertible note which increases the principal balance on which interest is calculated.  Of the $1,611,174 interest expense recorded $1,559,971 consisted of note accretion capitalized interest and amortization of debt offering costs.

Net Loss

The Company realized net loss for the three months ending June 30, 2009 of $4,779,939 compared with a net loss for the three months ended June 30, 2008 of $5,556,920. The decrease in net loss of $776,981 was primarily the result of a decrease in derivative valuation loss of $782,240, and a decrease in the loss from operations of $98,036 offset by the increase in interest expense of $118,389 and a decrease in interest income of $95,548.

Liquidity and Capital Resources

At June 30, 2009, we had cash of $1,807,879, total current assets of $2,202,579, total current liabilities of $3,818,842 and total stockholders' deficit of $7,630,917.  Included in current liabilities is $1,560,900, which relates to the value of the embedded derivatives for the 6.25% senior secured convertible note and related warrants and the unsecured convertible note and warrants. Our current liabilities, without considering the derivative liability, were $2,257,942.

As of June 30, 2009, we held approximately $1,950,000 of auction rate preferred securities.  As of June 30, 2009 we had received redemption dates for $650,000 of the auction rate preferred securities held and have classified them as current assets on our balance sheet and value them at $648,222 and the remainder of $1,300,000 are valued at $1,186,794 and classified as long-term investments. Beginning in February 2008, many of these auction rate preferred securities became illiquid because their scheduled auctions failed to settle. However, we may have limited or no opportunities to liquidate the remaining auction rate investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot effect a sale. When an auction fails, the affected securities begin to pay interest under their default interest rate terms. As a result of this illiquidity caused by the lack of an active market, these investments were classified as non-current.   Although approximately 80% of our investments have been redeemed by the issuers except as noted above, none of the issuers of the auction rate preferred securities still held by us have announced a definitive plan for redemption of the remainder of the securities in the near term.  We borrowed $1,400,000 from the company that sold us the auction rate preferred securities using the auction rate preferred securities as collateral.  During the six months ended June 30, 2009, $700,000 of our $2,650,000 ARPS, held at December 31, 2008, were redeemed at 100% of their par value. As a result of this redemption we recorded a $61,750 gain on sale of securities held for sale and a net reduction of $638,250 in our securities available for sale.     We utilized a discounted cash flow analysis in determining the fair value of these securities, which used significant unobservable inputs at June 30, 2009. As a result of this analysis we recorded a gain in valuation adjustment of $57,031 for the quarter ended June 30, 2009.

We believe the impairment of these securities is temporary because they are backed by more than 200% collateral and approximately 80% have already been redeemed. All of our remaining auction rate preferred securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions or redemptions of securities by the issuers. However, it could take a long period of time to realize the investments’ full value for a portion of the investments. Based on our expected operating cash flows, the current illiquidity of $1,300,000 of the auction rate preferred securities, less the loan proceeds of $1,050,000, of these investments may adversely affect our operations if we do not increase our sales or find other sources of capital.

We experienced negative cash flow used in operations during the six months ended June 30, 2009 of $3,491,223 compared to negative cash flow used in operations for the six months ended June 30, 2008 of $4,404,341.  The negative cash flow was met by cash reserves.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase sales in our network division to new or existing customers.

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest and $1,377,000 of related costs including commissions).  We are using the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commence in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances or through capitalizing the interest, which is the option we elected for the payments due in 2009.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

We have recently secured an additional customer that has the potential to replace partially the revenues lost from two of our three largest customers in 2008.  This customer became our largest customer for the quarter ended June 30, 2009, but we still do not know the extent of the work or services that we will be providing for this customer.  We anticipate that our negative cash flow will diminish as our new customers make projects and equipment available and as we are able to perform under their respective contracts.

Our monthly operating expenses, including our CodecSys technology research and development expenses currently exceed our monthly net sales by approximately $475,000 per month.  Given this operating deficit, we estimate that our currently available capital resources will be exhausted in approximately 3 to 4 months if our current operations remained relatively constant.  We do not anticipate, however, that our operations will continue without material change in the near-term.  Specifically, management expects we will commence sales of our CodecSys CE 1000 and CE 100 products and derive increased revenue from our recently acquired Fortune 50 client.  We received our first licensing revenues from CodecSys products of approximately $22,000 in the three months ended March 31, 2009. We are also pursuing debt and equity financing from various sources.  To the extent sales and new financing expectations do not materialize, we intend to decrease operating expenses in order to preserve and extend our existing cash resources.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value.  Approximately 80% of our auction rate preferred securities have been redeemed by the issuers at par.  Of the remaining amount of these securities, which total approximately $1,950,000 we have 1,300,000 classified as non current assets in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2008 and valued them at 1,186,794 and since we have received redemption dates for the remaining $650,000 of these securities, we have classified them as current asset and valued them at approximately $648,000. For a complete discussion on auction rate preferred securities, including our methodology for estimating their fair value, see Note 7 to the unaudited condensed consolidated financial statements.

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

As required by Rule 13a-15(b) of the Exchange Act, we conducted an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, we further implemented one change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In order to insure that we timely file reports on Form 8-K regarding issuance of equity securities, we instituted a procedure in which a report is prepared of all issuances of equity securities (stock, warrants, options, and convertibles), and reviewed each time a change is made to determine if a filing is required.

Part II – Other Information

Item 1.

  Legal Proceedings

None.

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2008.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In July, 2009, we issued 500,000 warrants to acquire our common stock to a consultant in consideration for services to be performed during the next year.  250,000 of the warrants are subject to cancellation by the board of directors in the event the board is not satisfied with the services performed.    The exercise price was $1.10 per share and the warrants expire three years from their issuance.   The warrant holder is an accredited investor and was fully informed regarding his exercise transaction. We relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6).

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

Date: August 10, 2009

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009

/s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)