Form 10-Q
period 2009-09-30
BROADCAST INTERNATIONAL INC
filed 2009-11-09
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

OR

☐

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File No.0-13316

BROADCAST INTERNATIONAL, INC .

(Exact name of registrant as specified in its charter)

Utah	87-0395567
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7050 Union Park Ave. #600, Salt Lake City, Utah 84047

(Address of principal executive offices and zip code)

(801) 562-2252

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes   ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer   ☒ Accelerated filer    ☐ Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2009
Common Stock, $.05 par value	39,483,202 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

22

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

29

            Item 4.   Controls and Procedures

30

Part II -Other Information

            Item 1.   Legal Proceedings

30

            Item 1A. Risk Factors

30

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

30

            Item 3.   Defaults Upon Senior Securities

31

            Item 4.   Submission of Matters to a Vote of Security Holders

31

            Item 5.   Other Information

31

            Item 6.   Exhibits

31

Signatures

33

Part I - Financial Information

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$3,558,336	$2,075,234
Trade accounts receivable, net	357,221	716,941
Inventory	28,118	20,899
Prepaid expenses	209,636	188,262

Total current assets	4,153,311	3,001,336

Property and equipment, net	2,378,615	3,137,140

Other assets
Debt offering costs	906,525	562,275
Patents, net	185,190	179,426
Long-term investments	2,416,235	570,834
Deposits and other assets	9,058	316,009

Total other assets	3,517,008	1,628,544

Total assets	$10,048,934	$7,767,020

See accompanying notes to consolidated financial statements .

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	September 30,
	2008	2009
LIABILITIES:		(Unaudited)
Current liabilities
Accounts payable	$893,130	$589,207
Payroll and related expenses	380,162	551,940
Other accrued expenses	541,435	137,331
Unearned revenue	428	1,665
Current portion of notes payable (net of discount of
$274,188 and $24,186, respectively)	725,812	975,814
Other current obligations	3,236	1,209,616
Derivative valuation	4,549,500	1,434,500

Total current liabilities	7,093,703	4,900,073

Long-term liabilities
Convertible notes payable (net of $8,269,931 and
$5,126,456 discount, respectively)	6,730,069	10,908,996
Long-term portion of notes payable	-	500,000
Other long-term obligations	6,937	2,713,498

Total liabilities	13,830,709	19,022,567

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 38,761,760 and 39,483,202 shares issued as
of December 31, 2008 and September 30, 2009, respectively	1,938,088	1,974,160
Additional paid-in capital	74,727,642	76,490,932
Accumulated deficit	(80,447,505)	(89,720,639)

Total stockholders’ deficit	(3,781,775)	(11,255,547)

Total liabilities and stockholders’ deficit	$10,048,934	$7,767,020

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited )

	For the three months ended		For the nine months ended
	September 30,		September 30
	2008	2009	2008	2009

Net sales	$761,572	$806,398	$2,759,767	$1,515,030
Cost of sales	773,299	653,702	2,691,573	1,510,804
Gross profit (loss)	(11,727)	152,696	68,194	4,226

Operating expenses:
Administrative and general	1,755,844	1,193,978	4,744,585	3,950,059
Selling and marketing	359,904	152,237	962,405	472,689
Research and development	1,407,310	924,563	3,230,419	2,657,897
Depreciation and amortization	142,994	190,443	335,702	562,161
Total operating expenses	3,666,052	2,461,221	9,273,111	7,642,806
Total operating loss	(3,677,779)	(2,308,525)	(9,204,917)	(7,638,580)
Other income (expense):
Interest income	53,714	3,249	318,003	18,231
Interest expense	(1,492,785)	(1,711,601)	(4,487,362)	(4,925,153)
Gain (loss) on derivative valuation	(3,929,100)	126,400	934,723	3,115,000
Gain on sale of securities	-	60,558	-	122,308
Loss on sale of assets	-	(9,690)	-	(11,296)
Unrealized gain on long term investments	-	260	-	57,291
Other income (expense), net	11,290	(5,798)	6,956	(10,935)
Total other income (expense)	(5,356,881)	(1,536,622)	(3,227,680)	(1,634,554)
Loss before income taxes	(9,034,660)	(3,845,147)	(12,432,597)	(9,273,134)
Provision for income taxes	-	-	-	-
Net loss	$(9,034,660)	$(3,845,147)	$(12,432,597)	$(9,273,134)

Net loss per share – basic & diluted	$(0.23)	$(0.10)	$(0.32)	$(0.24)

Weighted average shares – basic & diluted	38,461,500	39,483,200	38,452,800	39,141,000

See accompanying notes to consolidated financial statements .

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(12,432,597)	$(9,273,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	351,332	581,971
Common stock issued for services	192,990	-
Common stock issued for in process research and development	75,501	256,265
Accretion of discount on convertible notes payable	3,394,234	3,393,477
Capitalized interest on convertible note	-	1,035,452
Stock based compensation	742,701	807,597
Loss (gain) on sale of assets	(363)	11,296
Gain on derivative liability valuation	(934,723)	(3,115,000)
Extinguishment of debt	6,056	-
Gain on sale of securities available for sale	-	(122,308)
Comprehensive gain on securities available for sale	-	(57,291)
Allowance for doubtful accounts	197,922	16,529
Changes in assets and liabilities:
Accounts receivable	(409,627)	(376,249)
Inventories	35,407	7,219
Debt offering costs	346,308	344,250
Prepaid and other assets	2,023,256	60,482
Accounts payable and accrued expenses	106,613	(19,112)
Deferred revenues	(159,733)	1,237

Net cash used in operating activities	(6,464,723)	(6,447,319)

Cash flows from investing activities:
Purchase of equipment	(1,589,623)	(1,536,675)
Purchase of auction rate preferred securities	(11,600,000)	-
Proceeds from the sale of auction rate preferred securities	8,800,000	2,025,000
Proceeds from sale of assets	11,882	4,451

Net cash provided by (used in) investing activities	(4,377,741)	492,776

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	933,790	58,500
Principal payments on debt	-	(1,087,729)
Proceeds from subscription receivable	25,000	-
Proceeds from equipment financing	-	4,100,670
Proceeds from notes payable	-	1,400,000

Net cash provided by financing activities	958,790	4,471,441

Net decrease in cash and cash equivalents	(9,883,674)	(1,483,102)

Cash and cash equivalents, beginning of period	16,598,300	3,558,336

Cash and cash equivalents, end of period	$6,714,626	$2,075,234

See accompanying notes to consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2009

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2008 and September 30, 2009 and the results of operations for the three and nine months ended September 30, 2008 and 2009, respectively, with the cash flows for each of the nine month periods ended September 30, 2008 and 2009, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

As we experienced a net loss during the three and nine months ended September 30, 2009, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 15,454,415 and 16,064,057, shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at September 30, 2009 and 2008, respectively, and 335,000 restricted stock units were outstanding at September 30, 2009. Furthermore, the Company had convertible debt that was convertible into 3,608,952 and 3,418,961 shares of common stock at September 30, 2009 and 2008, respectively, that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at September 30, 2009 was 639,101.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 3,415,000 at September 30, 2009.

Stock Options

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

The fair values for the options granted for the nine months ended September 30, 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	3.48%
Expected life (in years)	10
Expected volatility	81.85%
Expected dividend yield	0.00%

The weighted average fair value of options granted during the nine months ended September 30, 2009 was $1.08.

Warrants

For the nine months ended September 30, 2009, warrants to purchase an aggregate of 2,100,000 shares of our common stock were issued to one corporation and four individuals. We estimate the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. We amortize the fair value of issued warrants using a vesting schedule based on the terms and conditions of each associated underling contract, as earned. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and warrant expected exercise term.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

The fair values for the warrants issued for the nine months ended September 30, 2009 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	1.85%
Expected life (in years)	2.52
Expected volatility	94.55%
Expected dividend yield	0.00%

The weighted average fair value of warrants issued during the nine months ended September 30, 2009 was $0.73.

Net loss for the nine months ended September 30, 2009 and 2008 includes $807,597 and $742,701, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $807,597 for the nine months ended September 30, 2009 is (i) $36,758 for the vested portion of 320,997 options granted to fourteen employees, (ii) $520,843 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2009, (iii) $321,309 for the earned portion of 2,100,000 warrants issued to one corporation and four individuals, (iv) $8,687 for the issuance of an aggregate of 6,394 shares of common stock for two members of the board of directors for services rendered prior to their resignation, and (v) $80,000 valuation credit related to 125,000 restricted stock units awarded to six members of the board of directors and 35,000 restricted stock units awarded to two consultants of the company for services rendered in 2007 and 2008 awarded in 2009. At December 31, 2008, a $352,000 liability was recorded for the value of the above mentioned restricted stock units. At February 16, 2009, the award date, the value was $272,000 resulting in the $80,000 expense credit mentioned above.

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

The impact on our results of operations for recording stock-based compensation for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
General and administrative	$271,551	$128,851	$445,720	$565,769
Research and development	120,382	91,666	296,981	241,828

Total	$391,933	$220,517	$742,701	$807,597

Due to unexercised options and warrants outstanding at September 30, 2009, we will recognize an additional aggregate total of $2,118,788 of compensation expense over the next four years based upon option and warrant award vesting parameters as shown below:

2009	$983,460
2010	762,873
2011	321,474
2012	50,981

Total	$2,118,788

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2009.

	Options And Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2008	14,943,393	$2.20
Options granted	320,997	1.27
Warrants issued	2,100,000	1.30
Expired	(1,245,457)	1.77
Forfeited	(614,518)	1.39
Exercised	(50,000)	1.17

Outstanding at September 30, 2009	15,454,415	$2.12

The following table summarizes information about stock options and warrants outstanding at September 30, 2009.

	Outstanding		Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.02-0.04	1,264,495	0.56	$0.03	1,264,495	$0.03
0.33-0.95	1,664,299	5.09	0.72	1,580,966	0.71
1.06-6.25	12,522,421	2.48	2.52	11,750,590	2.54
9.50-11.50	1,600	2.42	10.50	1,600	10.50
36.25-45.90	1,600	0.92	41.08	1,600	41.08
$0.02-45.90	15,454,415	2.74	$2.12	14,599,251	$2.13

Restricted Stock Units

For the nine months ended September 30, 2009, 160,000 restricted stock units were awarded. The value of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. During the nine months ended September 30, 2009, 250,000 restricted stock units were settled by three individuals through the issuance of 250,000 shares of common stock. All of the restricted stock units vested during the nine months ended September 30, 2009.

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2009	425,000	$2.40
Awarded at fair value	160,000	1.70
Canceled/Forfeited	--	--
Settled by issuance of stock	(250,000)	2.27
Outstanding at September 30, 2009	335,000	$2.35
Vested at September 30, 2009	335,000	$2.35

For the nine months ended September 30, 2009, we recognized an $80,000 valuation credit of (i) $62,500 for 125,000 restricted stock units which had been awarded to five directors for services rendered in 2007 with a value of $275,000 at December 31, 2008 and with a value of $212,500 on February 16, 2009, the award date, and (ii) $17,500 for 35,000 restricted stock units which had been awarded to two consultants of the company for services rendered in 2008 with a value of $77,000 on December 31, 2008 and with a value of $59,500 on February 16, 2009, the award date.

The offset for the aggregate expense of $352,000 at December 31, 2008 for all restricted stock units awarded on February 16, 2009 for services rendered prior to December 31, 2008 was included in accrued liabilities at December 31, 2008. Settlement restrictions on the units awarded to board members allow for settlement on the date service with the company terminates. Settlement restrictions on the units awarded to the consultants require settlement any time after January 2, 2010. The 2008 Plan committee may, in accordance with the 2008 Plan, accelerate the expiration of the restrictive period as to some or all of these units mentioned above.

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At September 30, 2009 and December 31, 2008, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $716,941 and $357,221 net accounts receivable for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, were (i) $753,455 and $437,955 for billed trade receivables, respectively; (ii) $41,806 and $12,856 of unbilled trade receivables, respectively; less (iii) ($78,320) and ($93,590) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2009, the United States Patent and Trademark Office had approved four patents.  Additionally, seven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $1,943 and $5,765 for the three and nine months ended September 30, 2009, respectively. Amortization expense recognized on all patents totaled $1,054 and $3,044 for the three and nine months ended September 30, 2008, respectively.

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

Income Taxes

We account for income taxes in accordance with the asset and liability method of accounting for income taxes prescribed by ASC Topic 740.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $924,563 and $2,657,897 of research and development costs for the three and nine months ended September 30, 2009, respectively, and $1,407,310 and $3,230,419 for the three and nine months ended September 30, 2008, respectively.

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

For the nine months ended September 30, 2009, we had one customer that individually constituted 10% or more of our total revenues; that customer provided 46% our revenues. For the nine months ended September 30, 2008, we had four customers that individually constituted 10% or more of our total revenues, which represented 26%, 12%, 12% and 10% of our revenues, respectively. The customers in 2009 are not the same customers as in 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the nine months ended September 30, 2009 and year ended December 31, 2008 was as follows:

	December 31, 2008	September 30, 2009
Senior Secured 6.25% Convertible Note	$6,730,069	$10,908,996
Unsecured Convertible Note	725,812	975,814
Auction Rate Preferred Securities Secured Note	--	500,000
Total	7,455,881	12,384,810
Less Current Portion	(725,812)	(975,814)
Total Long-term	$6,730,069	$11,408,996

Auction Rate Preferred Securities Secured Note

On January 5, 2009, we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (“ARPS”). This loan is subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan is secured by the ARPS held by the company in an account at the brokerage company, and bears an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrues monthly and is payable on the fifth business day of every month. The principal and any accrued interest are immediately due upon demand by the lender. During the nine months ended September 30, 2009, we had redeemed $2,025,000 (par value) of our ARPS and have a balance of $625,000 (par value) awaiting redemption. We have remitted $900,000 of the principle balance on our ARPS note and as of September 30, 2009 the outstanding balance is $500,000.  Due to the current illiquidity of the remaining ARPS, we have classified both the ARPS with unknown redemption dates and the balance of our auction rate securities note as non-current. We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.

 Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We are using the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 which is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock or through capitalizing the interest as part of the loan in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.  In August 2009 we received a waiver from the note holder releasing their security interest for the equipment purchased under our sale lease back financing.  See Note 8.

In connection with the financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note.  The warrants and the embedded conversion feature and prepayment provision of the senior secured convertible notes have been accounted for as derivatives pursuant to ASC Topic 815.

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

As of September 30, 2009 and 2008, we recorded an aggregate derivative liability of $1,321,700 and $8,111,000, and derivative valuation gain of $2,461,200 and $509,100, to reflect the change in value of the aggregate derivate liability since December 31, 2008 and 2007, respectively.  The aggregate derivative liability of $1,321,700 included $402,900 for the note conversion feature and $918,800 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.56% for the note and 1.64%for the warrants, (ii) expected life (in years) of 1.20 for the conversion feature and 3.2 for the warrants; (iii) expected volatility of 97.77% for the conversion feature and 93.34% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.42.

During the nine months ended September 30, 2009, the original principal value of $15,000,000 of the 6.25% senior secured convertible note was increased by $1,035,452 to $16,035,452 (convertible into 2,942,285 common shares), for interest capitalized rather than making a payment in cash. Capitalized interest is computed at 9%.

The original principal value of the note is being accreted over the term of the obligation, for which $1,047,825 and $3,143,475 was included in interest expense for the three and nine months ended September 30, 2009, respectively. The note bears a 6.25% annual interest rate payable quarterly and for the nine months ended September 30, 2009, $25,055 was accrued and included as interest expense.  Additionally for the three and nine months ended September 30, 2009, $352,858 and $1,012,014 ($1,035,452 offset by $23,438 note interest accrued in 2008), respectively, was included in interest expense for capitalized interest.

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

As of September 30, 2009 and 2008, we recorded an aggregate derivative liability of $100,000 and $3,673,700, and a derivative valuation gain of $626,700 and $313,860, respectively, to reflect the change in value of the aggregate derivate liability since December 31, 2008 and 2007, respectively.  The aggregate derivative liability of $100,000 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.17%, (ii) expected life (in years) of 0.10; (iii) expected volatility of 100.96%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.42.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 and $250,002 was included in interest expense for the three and nine months ended September 30, 2009, and 2008, respectively. The note bears a 5% annual interest rate payable semi-annually, and for the three and nine months ended September 30, 2009, $12,500 and $37,356, respectively, was included in interest expense. For the three and nine months ended September 30, 2008, $12,501 and $37,503, respectively, was included in interest expense.

Senior Secured 6% Convertible Notes

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights, to four institutional funds.  The senior secured convertible notes were originally due May 16, 2008 and were originally convertible into 1,200,000 shares of our common stock at a conversion price of $2.50 per share.  On March 16, 2006, we entered into a waiver and amendment agreement, which adjusted the conversion rate to $1.50 per share.  The warrants and the embedded conversion feature of the senior secured convertible notes have been accounted for as derivatives pursuant to ASC Topic 815.

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

As of September 30, 2009 and 2008, we recorded an aggregate derivative liability of $12,800 and $86,700 and a derivative valuation gain of $27,100 and $111,763 to reflect the change in value of the aggregate derivate liability since December 31, 2008 and 2007, respectively.  The aggregate derivative liability for the outstanding warrants of $12,800 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 0.35%; (ii) expected life (in years) of 0.6; (iii) expected volatility of 97.89%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.42.

The final remaining principal value of the senior secured convertible notes was converted during the three months ended March 31, 2008. Prior to conversion, the outstanding principal value was being accreted over the term of the obligation, for which $757 was included in interest expense for the nine months ended September 30, 2008.  The notes bore a 6% annual interest rate and for the nine months ended September 30, 2008, $136 was included in interest expense.

Note 7 – Fair Value Measurements

We adopted ASC Topic 820 (originally issued as SFAS  157, “Fair Value Measurements”) as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

•

Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2009:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserve securities	2,075,234	2,075,234	-	-
Auction rate preferred securities	570,834	-	-	570,834
Total assets measured at fair value	$2,646,068	$2,075,234	$-	$570,834

Liabilities
Derivative valuation (1)	$1,434,500	$-	$-	$1,434,500
Total liabilities measured at fair value	$1,434,500	$-	$-	$1,434,500

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2009.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2008	$(4,549,500)	$2,416,235	$(2,133,265)
Total gains or losses (realized and unrealized)
Included in net loss	3,115,000	-	3,115,000
Valuation adjustment	-	57,291	57,291
Purchases, issuances, and settlements, net	-	(1,902,692)	(1,902,692)
Transfers to Level 3	-	-	-
Balance at September 30, 2009	$(1,434,500)	$570,834	$(863,666)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our consolidated balance sheet.

Auction Rate Preferred Securities

As of September 30 2009, we had investments in ARPS, the current portion of which are classified as cash and cash equivalents and the non-current portion classified as long-term investments on our consolidated balance sheet and are reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by us failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of September 30, 2009.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer. As a result of this analysis at September 30, 2009, we recorded a gain in valuation adjustment of $57,291.

The ARPS held by us at September 30, 2009, totaling $625,000 ($570,834 fair value) were in AAA rated funds.  Due to our belief that the market for our ARPS may take in excess of twelve months to fully recover, we have classified these investments as non-current.  During the nine months ended September 30, 2009, $2,025,000 of our $2,650,000 ARPS, held at December 31, 2008, were redeemed at 100% of their par value. As a result of this redemption, we recorded a $122,308 gain on sale of securities held for sale and a net reduction of $1,845,401 in our securities available for sale.  As of September 30, 2009, we continue to earn interest on our ARPS under the default interest rate features of the ARPS .

On June 30,2008, as a result of a temporary decline in fair value of our ARPS, which we attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $194,326 to accumulated other comprehensive loss.  The ARPS held by us at June 30, totaling $2,800,000, were in AAA rated funds.  Due to our belief that the market for a portion of these instruments would take in excess of twelve months to fully recover, we classified these investments as non-current. During the second quarter 2008, $8.8 million of the ARPS, held at March 31, 2008, were redeemed at 100% of their par value.

At December 31, 2008, for the total ARPS balance of $2,650,000 held by the company, we recorded an aggregate impairment valuation loss of $233,765, when the decrease in value was considered other than temporary.

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

Note 8 – Equipment Financing

On August 27, 2009, we completed an equipment lease financing transaction with a financial institution.  Pursuant to the financing, we entered into various material agreements with the financial institution. These agreements are identified and summarized below.

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we will sell to the financing institution certain telecommunications equipment to be installed at 1981 of our customer’s retail locations in exchange for a one time payment of $4,100,670 by the financial institution. We will pay to the financial institution 36 monthly lease payments and at the expiration of the equipment lease will pay the greater of the then in place fair market value of the equipment or 10% of the original purchase price.

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease.  We received a waiver from our 6.25% convertible note holder releasing their security interest in the equipment purchased under our sale lease back financing. See Note. 6.

The sale leaseback financing arrangement with the financial institution related to the purchase and deployment of certain digital signage equipment for a new customer.  As a result of this financing, we incurred an obligation to make 36 monthly payments of approximately $144,000 plus applicable sales taxes. The proceeds of the financing are being used to purchase and install the digital signage equipment for our customer and for general working capital purposes.  We have the right to terminate the lease after making 33 payments for a termination fee of approximately $451,000 after which time we would own all of the equipment.  We have accounted for this arrangement as a capital lease.

For the three and nine months ended September 30, 2009, we had purchased approximately $1,029,000 of the equipment that will be placed at the customer sites. Additionally, we had made lease payments totaling approximately $281,823 of which $185,314 was applied toward the outstanding lease and $96,509 was included in interest expense.

Note 9 – Interact Devices Inc. (IDI)

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

On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,842 shares of our common stock, valued at approximately $682,222, and assumed cash liabilities of approximately $312,768 to be paid over a 4-year period in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents to approximately 51,426,719 shares. During the year ended December 31, 2007, we satisfied our obligation to the creditors of IDI. Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of September 30, 2009, we had advanced an aggregate amount of $2,482,388.

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

During the nine months ended September 30, 2009, we acquired 2,475,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development. At September 30, 2009 we owned approximately 55,416,000 IDI common share equivalents, representing approximately 93.6% of the total outstanding IDI share equivalents.

Note 10 – Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In April 2009, the FASB issued guidance under ASC 825-10, Financial Instruments (FSP SFAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the second quarter 2009.  See Note 7 for required disclosures.

In April 2009, the FASB issued guidance under ASC 820, Fair Value Measurements and Disclosures, (FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”).  This guidance provides guidelines in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in the previous standard SFAS 157, “Fair Value Measurements.”  This guidance is effective for interim periods ending after June 15, 2009, and we adopted its provisions for second quarter 2009.  This guidance did not have a significant impact on our financial statements.

In April 2009, the FASB issued guidance under ASC 320, Investments – Debt and Equity Securities (FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”).  This guidance provides clarity and consistency in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This guidance is effective for interim periods ending after June 15, 2009, and we adopted its provisions for second quarter 2009.  This guidance did not have a significant impact on our financial statements.

In May 2009, the FASB issued guidance under ASC 855, Subsequent Events, (SFAS No. 165, “Subsequent Events”). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ending after June 15, 2009. We adopted this guidance effective June 30, 2009. The adoption of this guidance did not have a material impact on our financial statements. See Note 12 for required disclosure.

In June 2009, the FASB issued guidance under SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for us beginning on January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In June 2009, the FASB issued guidance under SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for us beginning on January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value a liability should be determined.  This guidance is effective for the first reporting period after issuance.  We will adopt this guidance for our year ending December 31, 2009. We do not expect the adoption of this guidance to have a material impact on our financial statements.

Note 11 – Supplemental Cash Flow Information

During the nine months ended September 30, 2009, we acquired 2,475,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development.

For the nine months ended September 30, 2009, we received $58,500 from the exercise of 50,000 warrants from one individual at an exercise price of $1.17 per share.

For the nine months ended September 30, 2009 and 2008, an aggregate non-cash expense of $3,393,477 and $3,394,234, respectively, was recorded for the accretion of (i) the senior secured 6.25% convertible notes of 3,143,475 in each of the periods, (ii) the unsecured convertible note of $250,002 in each of the periods, and (iii) $757 for the senior 6% convertible notes in 2008, as interest expense. See Note 6.

During the nine months ended September 30, 2008, we issued 160,000 shares of our common stock to a corporation to provide investor relations services for us. The value of these shares of $488,000 was recorded as a prepaid expense and will be recognized over the service periods as follows:

2008	$ 427,003
2009	60,997
$ 488,000

During the nine months ended September 30, 2008, we issued 63,000 shares of our common stock pursuant to an existing consulting agreement to a corporation to provide investor relations services for us. The value of these shares of $192,990 was recorded in general and administrative expense.

During the nine months ended September 30, 2008, an aggregate of 2,258 options and 40,000 warrants were exercised by one and three individuals providing $750 and $80,000, respectively, in funding to us.

We paid no cash for income taxes during the nine months ended September 30, 2009 and 2008.

We paid $135,301 and $26,108 for interest expense during the nine months ended September 30, 2009 and 2008, respectively.

Note 12 – Subsequent Events

In September 2009, we initiated discussions with the holder of our $1,000,000 unsecured convertible note, regarding extending the due date beyond the initial date of October 16, 2009. The terms and conditions of an extension have not been finalized.

On October 31, 2009, 1,000,000 warrants which had been issued on May 11, 2009 for consulting services were forfeited pursuant to certain unachieved conditions outlined in the consulting agreement.

In November 2009, we issued an aggregate of 550,000 restricted stock units to two employees in exchange for the surrender of unexercised options totaling 1,016,112 held by these employees.

In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed, as determined necessary by the company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements on November 9, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as follows:

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

Valuation of Investments

As discussed in Note 7 to the unaudited condensed consolidated financial statements, we adopted the provisions of ASC Topic 820 effective January 1, 2008.  In valuing our investments, we predominantly use market data or data derived from market sources. When market data is not available, such as when the investment is illiquid, we utilize a discounted cash flow analysis to arrive at the recorded fair value. This process involves incorporating our assumption about the anticipated term and the yield that a market participant would require to purchase the security in the marketplace. We utilized unobservable (Level 3) inputs in determining the fair value of our auction rate preferred securities, which totaled $570,834 at September 30, 2009.

Our auction rate preferred securities are classified as available-for-sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 7-30 days for most securities, quoted market prices were readily available, which would qualify as Level 1.  However, due to events in credit markets during first quarter 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2009.  This analysis considers, among other items, the collateralization of the underlying securities, the expected future cash flows and the expectation of the next time the security is expected to have a successful auction.  These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us. We currently believe that this temporary decline in fair value is due entirely to liquidity issues and not credit issues, because they are in AAA closed-end bond mutual funds that are over-collateralized by at least 200% and are backed by the underlying marketable securities.  We will re-evaluate each of these factors as market conditions change in subsequent periods.

Executive Overview

The current economic conditions and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business, financial results and our liquidity. If economies remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals as customers delay or defer buying or reduce their level of spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us. Additionally, we may experience increased difficulty in obtaining financing in the future, which could negatively impact our ability to pursue our business and development of CodecSys products. As a result, we cannot predict what impact the current economic conditions and uncertainty of the financial markets will have on us, but expect that such events may have an adverse effect on our business, financial results and liquidity in the current quarter and future periods.

On November 15, 2007, we entered into a two-year license agreement with IBM pursuant to which we licensed our patented CodecSys technology for use by IBM in video encoders that IBM would manufacture and sell.  The IBM agreement was our first significant license of the CodecSys technology for use in a commercial application.  The initial IBM video encoder was sold in the three months ended March 31, 2009, and we recorded revenue of $16,666 on the sale.  In addition, we have entered into licensing arrangements with other third parties. Although license revenue from the CodecSys technology has been minimal to date, we continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial institution customer to provide technology and digital signage services to 2,037 of the customer’s more than 6,000 retail and administrative locations throughout North America.  A factor in securing this contract was the benefits of the CodecSys technology to be utilized in our services.  Roll-out of this contract has commenced and is expected to continue over the term of the contract.  For the three months ended September 30, 2009, we realized approximately $526,200 in revenue from this new customer contract.  In August 2009, we entered into a $4.1 million sale leaseback financing arrangement related to the purchase and deployment of certain digital signage equipment for our new customer, as discussed below.

During the quarter ended September 30, 2009, our revenues increased by 6% compared to the same quarter in 2008, although the revenues for the nine months ending September 30, 2009 decreased by 45% compared to the revenues for the nine months ending September 30, 2008. This decrease resulted primarily from customer contracts that were either not renewed or were completed, as discussed below. Net cash used for operations in the nine months ended September 30, 2009 was approximately the same as in the nine months ended September 30, 2008.

Given our decreasing liquidity and capital position, we secured the equipment sale leaseback financing discussed above and are in discussions with the holder of our $1.0 million unsecured convertible note regarding an extension of the maturity date of October 16, 2009, as discussed below.  Until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

Results of Operations for the Nine Months ended September 30, 2009 and September 30, 2008

Revenues

We generated $1,515,030 in revenue during the nine months ended September 30, 2009.  During the same nine-month period in 2008, we generated revenue of $2,759,767.  The decrease in revenue of $1,244,737 was due primarily to a decrease in installation services of $866,550. Installation services were lower by $548,089 as a result of completing contracts for two customers in 2008 that were not repeated in 2009.  In addition, we did not renew a long term contract with one customer that resulted in lower revenues of $238,655 and four continuing customers reduced their purchases from us resulting in a decrease in revenues of $358,734.  Satellite transmission fees decreased by $267,561 due to the expiration of a customer contract, which contract expiration resulted in a decrease in satellite revenue of $220,800 from that customer.  In addition, studio and production fees decreased by $114,926 due mainly to a decrease in miscellaneous production jobs and the expiration of the larger customer contract referenced above. However, the loss of revenues from installation services and the loss of revenues from the expiration of the customer contracts were partially offset by increased license fees of $143,219 from the addition of a new customer, which is our largest customer in the current quarter.

Sales revenues from our three largest customers accounted for approximately 62% and 49% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity. The three largest customers in 2009 are not the same three largest customers in 2008. One of our three largest customers in 2008, accounting for $709,494 in revenues, will not generate any revenues for us in the future, but has been replaced by new business with a significant new customer.

Cost of Revenues

Cost of revenues decreased by approximately $1,180,769 to $1,510,804 for the nine months ended September 30, 2009 from $2,691,573 for the nine months ended September 30, 2008.  The largest component of cost of revenues, which is our operations department, decreased by $518,449, due primarily to the decrease in installation activity for multiple customers as explained above.  In addition, outside costs of installation services decreased by $398,502 due to the decreased activity in installation of equipment. Satellite distribution costs also decreased by $267,998, which resulted primarily from the loss of one of the customers referenced above.

Expenses

General and administrative expenses for the nine months ended September 30, 2009 were $3,950,059 compared to $4,744,585 for the nine months ended September 30, 2008.  The decrease of $794,526 resulted primarily from a decrease in consulting services expense of $1,843,048 and a decrease in bad debt expense of $181,393 offset by an increase in employee salary and related expenses of $535,936, an increase of $167,005 in temporary help expense, an increase in legal services expenses of $109,750, an increase of $111,362 of option and warrant expenses and expenses of $256,265 related to the purchase of a minority interest in IDI that was not present in 2008.

Research and development in process decreased by $572,522 for the nine months ended September 30, 2009 to $2,657,897 from $3,230,419 for the nine months ended September 30, 2008.  The decrease of $572,522 resulted primarily from a decrease of $364,739 in employee related expenses and a decrease in materials and supplies of $192,886.

Sales and marketing expenses decreased $489,716 to $472,689 for the nine months ending September 30, 2009 from $962,405 for the nine months ended September 30, 2008.  The decrease reflects a decrease in employee and related costs of $169,643, a decrease of $162,037 in other professional services and a decrease of $120,154 in advertising and promotion expenses.

Interest Expense

For the nine months ended September 30, 2009, we incurred interest expense of $4,925,153 compared to interest expense for the nine months ended September 30, 2008 of $4,487,362.  The increase of $437,791 resulted primarily from the company electing to capitalize the interest on our 6.25% senior secured convertible note, which increases the principal balance on which interest is calculated.

Net Loss

We realized a net loss for the nine months ended September 30, 2009 of $9,273,134 compared with a net loss for the nine months ended September 30, 2008 of $12,432,597. The decrease in the net loss of $3,159,463 is primarily due to a gain related to our derivative valuation calculation of $3,115,000 recorded in 2009 compared to a gain of $934,723 recorded as of September 30, 2008 and the decrease in operating expenses of $1,630,305 as explained above.  These decreases in the net loss were offset by the increase of $437,791 in interest expense and a decrease in interest income of $299,772.

Results of Operations for the Three Months ended September 30, 2009 and September 30, 2008

Revenues

We generated $806,398 in revenue during the three months ended September 30, 2009.  During the same three-month period in 2008, we generated revenue of $761,572.  The increase in revenue of $44,826 was due primarily to an increase of $405,737 in satellite fees resulting from the acquisition of a new network customer partially offset by a decrease of $238,682 from installation and service work in the three months ended September 30, 2009.

Our three largest customers’ sales revenues accounted for approximately 86% and 58% of total revenues for the quarters ended September 30, 2009 and 2008, respectively.  The three customers with the greatest revenues in 2009 were not the same three customers in 2008. Any material reduction in revenues generated from any one of our largest customers could cause further deterioration in our results of operations, financial condition and liquidity unless we could replace the lost revenues with new customers.

Cost of Revenues

Costs of revenues decreased by approximately $119,597 to $653,702 for the three months ended September 30, 2009 from $773,299 for the three months ended September 30, 2008.  The decrease was due primarily to a decrease of $102,980 in employee and related costs and a decrease of $43,430 in various other operations department costs partially offset by an increase of $41,060 in the cost of equipment sales.

Expenses

General and administrative expenses for the three months ended September 30, 2009 were $1,193,978 compared to $1,755,844 for the three months ended September 30, 2008.  The decrease of approximately $561,866 resulted primarily from a decrease of $673,041 in consulting fees expenses, a decrease of $142,699 in option and warrant expenses and a decrease of $60,550 in directors’ fees. These decreases were partially offset by an increase of $184,270 in employee and related expenses and an increase of $88,803 in temporary help expense.

Research and development in process decreased by $482,747 for the three months ended September 30, 2009 to $924,563 from $1,407,310 for the three months ended September 30, 2008.  This decrease resulted primarily from decreased employee and related costs of $240,145, decreased professional services of $245,986 and a decrease of $44,439 in materials and supplies expenses.  These decreases were partially offset by an increase of $103,600 in consulting expenses.

Sales and marketing expenses decreased $207,667 for the three months ended September 30, 2009 to $152,237 from $359,904 for the three months September 30, 2008.  The decrease was due primarily to decreased professional services of $100,527, decreased payroll and related expenses of $57,218 and a decrease of $49,396 in advertising and promotion expenses.

Interest Expense

For the three months ended September 30, 2009, we incurred interest expense of $1,711,601 compared to interest expense for the three months ended September 30, 2008 of $1,492,785.  The increase of $218,816 resulted primarily from our election to capitalize the interest on our 6.25% senior secured convertible note, which increases the principal balance on which interest is calculated. The $1,711,601 interest expense recorded primarily consisted of $1,131,159 recorded to account for the accretion of note liability on our balance sheet, interest capitalized on our 6.25% senior secured convertible note of $352,858, amortization of debt offering costs of $114,750 and interest recorded of $96,509 related to equipment financing for our new customer.

Net Loss

We realized net loss for the three months ended September 30, 2009 of $3,845,147 compared to a net loss of $9,034,660 for the three months ended September 30, 2008. The decrease in net loss of $5,189,513 was primarily the result of recording a gain of $126,400 in the derivative valuation of our convertible notes compared with recording a loss in derivative valuation for the three months ended September 30, 2008 of $3,929,100.  In addition, our total loss from operations decreased by $1,369,254 as explained above.  The increase of $218,816 in interest expense partially offset the other decreases in expense.

Liquidity and Capital Resources

At September 30, 2009, we had cash of $2,075,234, total current assets of $3,001,336, total current liabilities of $4,900,073 and total stockholders' deficit of $11,255,547.  Included in current liabilities is $1,434,500, which relates to the value of the embedded derivatives for the 6.25% senior secured convertible note and related warrants and the unsecured convertible note. Our current liabilities, without considering the derivative liability. were $3,465,573.

As of September 30, 2009, we held approximately $625,000 of auction rate preferred securities, valued at $570,834 and classified as long term investments. Beginning in February 2008, many of these auction rate preferred securities became illiquid because their scheduled auctions failed to settle. During the second quarter 2008 and since that time, $10,975,000 of the $11,600,000 auction rate preferred securities held at March 31, 2008 were liquidated at par, with the company not sustaining any losses. We may have limited or no opportunities to liquidate the remaining auction rate investments and fully recover their stated value in the near term. An auction failure occurs when the parties wishing to sell securities at auction cannot. When an auction fails the affected securities begin to pay interest under their default interest rate terms. As a result of this illiquidity caused by the lack of an active market, these investments were classified as non-current.   Although approximately 95% of our investments have been redeemed by the issuers, none of the issuers of the auction rate preferred securities still held by us have announced a definitive plan for redemption of the remainder of the securities in the near term.  We utilized a discounted cash flow analysis in determining the fair value of these securities, which used significant unobservable inputs at September 30, 2009.

We believe the impairment of these securities is temporary because they are backed by more than 200% collateral and approximately 95% have already been redeemed. All of our remaining auction rate preferred securities are currently rated AAA, the highest rating by a rating agency. We believe we will ultimately be able to liquidate these investments without significant loss through successful auctions or redemptions of securities by the issuers. However, it could take a long period of time to realize the investments’ full value for a portion of the investments.

We experienced negative cash flow used in operations during the nine months ending September 30, 2009 of $6,447,319 compared to negative cash flow used in operations for the nine months ended September 30, 2008 of $6,464,723.  The negative cash flow was met by cash reserves.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase sales in our network division by adding new customers.

On August 27, 2009, we entered into a sale leaseback financing arrangement with a financial institution related to the purchase and deployment of certain digital signage equipment for our new customer.  As a result of this financing, we received approximately $4,100,000 in cash and incurred an obligation to make 36 monthly payments of approximately $144,000 plus applicable sales taxes. The proceeds of the financing are being used to purchase and install the digital signage equipment for our customer and for general working capital purposes.  To secure the payments, we granted a security interest in the customer contract related to the financing and secured a waiver from the holder of our 6.25% senior secured convertible note releasing their security interest in assets purchased under this financing arrangement. We have the right to terminate the lease after making 33 payments for a termination fee of approximately $451,000 after which time we would own all of the equipment.  We have accounted for this arrangement as a capital lease.

On December 24, 2007, we entered into a securities purchase agreement and issued our senior secured convertible note pursuant to which we raised $15,000,000 (less $937,000 of prepaid interest and $1,377,000 of related costs including commissions).  We are using the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note is due December 21, 2010 and bears interest at 6.25% per annum.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries, except with respect to the sale leaseback financing discussed above, to secure our obligations under the note and related transaction agreements.

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

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with an individual that provided we issue to the convertible note holder (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us from an affiliate of the convertible note holder on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock as described below.  The unsecured convertible note has an original maturity date of October 16, 2009 and bears an annual interest rate of 5%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied.  The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.

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

In September 2009, we initiated discussions with the convertible note holder regarding an extension of the due date beyond the initial date of October 16, 2009.  While we are continuing discussions with the note holder, the terms and conditions of an extension have not been finalized.  If we are unable to reach agreement on such terms and conditions, the note holder will be entitled to call the note due, in which case we intend to pay off the note from our existing cash balances in order to avoid a default thereunder and prevent any cross-default under our senior secured convertible note.

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

Our long-term liquidity is dependent upon execution of our business model and the realization of additional revenue and working capital as described above, and upon capital needed for continued commercialization and development of the CodecSys technology.  Commercialization and future applications of the CodecSys technology are expected to require additional capital. We have increased our expenditures for research and development in anticipation of bring products to market and are now estimated to be approximately $4.0 million annually for the foreseeable future.  This estimate will increase or decrease depending on specific opportunities and available funding.

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

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value.  Approximately 95% of our auction rate preferred securities have been redeemed by the issuers at par.  The remaining amount of these securities, which are approximately $625,000 we have classified as non current assets in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2009 and valued them at $570,834. For a complete discussion on auction rate preferred securities, including our methodology for estimating their fair value, see Note 7 to the unaudited condensed consolidated financial statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act.  As of September 30, 2009, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2009, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter covered by this report, there were no changes in our internal control over financial reporting that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures as of September 30, 2009.

Part II – Other Information

Item 1.

  Legal Proceedings

We are a party to two lawsuits or arbitrations that we believe, even if we do not prevail, will not have a material effect on our business.

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2008.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2009, we granted an option to an employee pursuant to our incentive plan to acquire up to an aggregate of 200,000 shares of our common stock at an exercise price of $1.20 per share, which was the fair market value of our stock on the date of grant.  In the transaction, the employee was fully informed, and we relied on exemptions from registration under the Securities Act, including Section 4(2) thereof.

In November 2009, we issued an aggregate of 550,000 restricted stock units to two employees in exchange for the surrender of unexercised options totaling 1,016,112 shares held by these employees. In the transaction, the employees were fully informed, and we relied on exemptions from registration under the Securities Act, including Section 4(2) thereof.

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
10.3*

Broadcast International, Inc. 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

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

10.7

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

10.11

Security Agreement dated as of December 21, 2007, made by each of the parties set forth on the signatures pages thereto, in favor of the collateral agent listed therein.  (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.12

Master Lease Agreement dated as of July 28, 2009 between the Company and ACC Capital Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2009.)

10.13

Security Agreement and Assignment for Security Agreement between the Company and ACC Capital Corporation.  Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2009.)

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

Date: November 9, 2009

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009

/s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)