Form 10-K
period 2009-12-31
BROADCAST INTERNATIONAL INC
filed 2010-03-31
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2009.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number:  0-13316

BROADCAST INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	87-0395567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7050 Union Park Avenue, Suite 600, Salt Lake City, UT 84047

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (801) 562-2252

Securities Registered Pursuant to Section 12(b) of the Exchange Act:  None.

Securities Registered Pursuant to Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.05

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act   Yes ☐      No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes ☐     No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was $48,840,699.

As of March 20, 2009, the Registrant had outstanding 39,990,293 shares of its common stock.

TABLE OF CONTENTS

Page No.

PART I

3

ITEM 1.  BUSINESS

4

ITEM 1A.  RISK FACTORS

11

ITEM 1B.  UNRESOLVED STAFF COMMENTS

17

ITEM 2.  PROPERTIES

17

ITEM 3.  LEGAL PROCEEDINGS

17

ITEM 4.  RESERVED

17

PART II

17

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES  17

ITEM 6.  SELECTED FINANCIAL DATA

19

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  19

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

30

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  30

ITEM 9A(T).  CONTROLS AND PROCEDURES

30

ITEM 9B.  OTHER INFORMATION

32

PART III

33

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

33

ITEM 11.  EXECUTIVE COMPENSATION

36

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  43

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  45

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

45

PART IV

46

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

46

SIGNATURES

49

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

•

doubt about our ability to continue as a “going concern;”

•

our need and ability to raise sufficient additional capital;

•

uncertainty about our ability to repay our outstanding convertible notes;

•

our continued losses;

•

delays in adoption of our CodecSys technology;

•

concerns of OEMs and customers relating to our financial uncertainty;

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

We own proprietary video compression technology that we have trademarked “CodecSys.”  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.  Today, video compression is generally accomplished by using a single technique or computer formula to create a particular data stream.  Our patented CodecSys technology is a video operating system that uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.  We believe our CodecSys technology offers significant efficiencies and cost savings associated with video content transmission and storage.

In November 2007, we entered into a two-year agreement with IBM which provided for the license and use of our CodecSys technology in IBM video encoders utilizing IBM’s Cell-BE processor chip.  After we had completed substantially all of our development work on the IBM Cell-BE processor chip in the first half of 2009, Intel released a newly developed operating chip on which we decided to redirect our development efforts.  The Intel chip has the processing power necessary to perform the multiple functions required by our CodecSys technology.  This chip is based on x86 architecture, which is the standard in the industry, and which is easier to program applications to this architecture.  Although our license agreement with IBM has expired, IBM is making hardware sales presentations utilizing our CodecSys technology based upon the Intel chip. The initial version of the CodecSys video encoding system utilizing the Intel chip was first ready for sales presentations and testing in the fourth quarter of 2009.  All sales anticipated in the future will be made using the Intel chip.  Notwithstanding the expiration of our license with IBM, we continue to market our CodecSys video encoding software with IBM for use on IBM hardware to prospective customers.  We also market our CodecSys technology with Hewlett Packard, or HP, to potential customers of HP using encoding products.

In September 2009, our CodecSys video encoding system was certified by Microsoft as an approved software encoding system for use by Internet protocol television, or IPTV, providers that use Microsoft operating platforms.  Our CodecSys technology is the only software video encoding system certified by Microsoft that can be used on a variety of hardware platforms.  We have received significant interest in our technology from Microsoft referrals due to this certification.  Despite these positive developments, we have not derived any material revenue from our CodecSys technology to date.  We continue to believe, however, this technology holds substantial revenue opportunities for our business.

We continue to develop the CodecSys technology for a variety of applications, including Internet streaming, cable and satellite broadcasting, IPTV and transmitting video content to cellular phones and other hand-held electronic devices.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually.  This estimate may increase or decrease depending on specific opportunities and available funding.

Products and Services

Following are some of the ways in which businesses utilize our products and services.

Internal Business Applications

•

Deliver briefings from the CEO or other management

•

Launch new products or services

•

Present new marketing campaigns

•

Train employees

•

Announce significant changes or implement new policies and procedures

•

Respond to crisis situations

External Business Applications

•

Display advertising in public areas utilizing digital signage

•

Make promotional presentations to prospective customers or recruits

•

Provide product/service training to customers

•

Train and communicate with sales agents, dealers, VARs, franchisees, association members, etc.

•

Sponsor satellite media tours

•

Provide video/audio news releases

Network-Based Services

We utilize satellite technology for various business training and communication applications.  The list that follows describes the comprehensive offering of products and services that attracts companies in need of a satellite solution.

•

Network design and engineering

•

Equipment and installation

•

Network management

•

24/7 help desk services

•

On-site maintenance and service

•

Full-time or occasional satellite transponder purchases (broadcast time)

•

Uplink facilities or remote SNG uplink trucks

Streamed Video Hosting Services

With the advancement of streaming technologies and the increase of bandwidth, the Internet provides an effective platform for video-based business training and communications.  Our management believes that the Internet will become an increasing means of broadband business video delivery.  Consequently, we have invested in the infrastructure and personnel needed to be a recognized provider of Internet-based services.  Following are the services we currently provide:

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

The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period.  Of our net sales in 2009, approximately 90% were derived from network management related services and approximately 10% were derived from product and content development and all other services.

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

CodecSys Technology

We own proprietary video compression technology that we trademarked as “CodecSys” and are developing commercial applications for the technology.  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.  Today, video compression is generally accomplished by using a single technique or mathematical algorithm to create a particular data stream.  Our CodecSys technology uses multiple techniques or mathematical algorithms to create a particular data stream.  With CodecSys, video content may be transmitted over decreased bandwidth while maintaining media quality.

In today's market, any video content to be distributed via satellite, cable, the Internet and other methods must be encoded into a digital stream using any one of numerous codecs.  The most commonly used codecs are now MPEG2, MPEG4, and H.264.  When new codecs are developed that perform functions better than the current standards, all of the video content previously encoded in the old format must be re-encoded to take advantage of the new codec.  Our CodecSys technology eliminates obsolescence in the video compression marketplace by integrating new codecs into its library.  Using a CodecSys switching system to utilize the particular advantages of each codec, we may utilize any new codec as it becomes available by including it in the application library.  Codec switching can happen on a scene-by-scene or even a frame-by-frame basis.

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

The second important distinction is that CodecSys is a software encoding system that can be upgraded and improved without changing the hardware on which it is resident much as a personal computer can have its application software upgraded and changed without replacing the equipment.  In addition, CodecSys can run on different manufacturers’ equipment.  For example, using the Intel chip currently employed by us, our CodecSys encoding system can run equally as well on IBM equipment and HP equipment, which expands our potential market of customers. Currently, most video encoders utilize an application specific integrated circuit (ASIC) chip as the encoding engine and when new developments are made, the customer must purchase new hardware to take advantage of the changes.  We believe that having a software based encoding product will slow hardware obsolescence for the customer and be a competitive advantage for us.

New Products and Services

In November 2007, we entered into a two-year license agreement with IBM pursuant to which we licensed our patented CodecSys technology for use by IBM in selling video encoding solutions using IBM’s Cell-BE processing chip.  The IBM agreement was our first significant license of the CodecSys technology for use in a commercial application.  In connection with this license, we increased our engineering staff, acquired additional equipment to facilitate the development process, purchased additional codecs for use in our encoding system and engaged outside engineering firms to perform development services.  These development initiatives resulted in substantially increased research and development expenditures for 2008. The initial version of a video encoder running on the IBM platform was completed in a commercially deployable form for sales in 2009, although additional development work was required.

After we had completed substantially all of our development work on the IBM Cell-BE processor chip in the first half of 2009, Intel released a newly developed operating chip on which we decided to redirect our development efforts.  The Intel chip has the processing power necessary to perform the multiple functions required by our CodecSys technology.  This chip is based on x86 architecture, which is the standard in the industry, and which is easier to program applications to this architecture.  Although our license agreement with IBM has expired, IBM is making hardware sales presentations utilizing our CodecSys technology based upon the Intel chip. The initial version of the CodecSys video encoding system utilizing the Intel chip was first ready for sales presentations and testing in the fourth quarter of 2009.  All sales anticipated in the future will be made using the Intel chip.  Notwithstanding the expiration of our license with IBM, we continue to market our CodecSys video encoding software with IBM for use on IBM hardware to prospective customers.

As described above, we continue to make sales presentations with IBM to IBM customers as our software based encoding system is a part of the IBM media room product offering.  The IBM media room products consist of servers and control and management software used by broadcasters and other distributors of video content over a variety of delivery platforms.  Using CodecSys as an integral part of the product offering gives IBM and other hardware providers an additional product that is sold in the same process as its media room offering.  Currently, IBM has installed our CodecSys based software in “proof of concept”

systems at customer locations for the customers to test and evaluate the quality, speed, and bandwidth requirements of our software encoding solution.  IBM marketing and sales activities with respect to an encoder utilizing the Intel chip and incorporating our CodecSys technology are continuing, and we are increasing the number of our “proof of concept” units at IBM potential customers.

Because we now have our CodecSys technology resident on the Intel chip, we are able to market with other manufacturers of computer equipment such as HP.  We have made sales presentations to HP customers in conjunction with HP, which has also selected our video encoding solution as a solution that it will present to its customers.  This has occurred primarily because CodecSys is the only software based encoding system available that will operate on both HP and IBM hardware platforms.

In September 2009, our CodecSys encoding system was certified by Microsoft as an approved software encoding system for use by IPTV providers, which use Microsoft operating platforms in their delivery and management of their IPTV systems.  It is the only software video encoding system certified by Microsoft that can be used on a variety of hardware platforms.  The certification has been a source of sales and marketing leads from Microsoft customers desiring encoding solutions for their projects.

We have also licensed our CodecSys technology to a Japanese software engineering firm which has developed a single channel video encoder for use by customers who are not traditional broadcasters, such as customers with sporting venues who desire to broadcast real time events, but only need a single channel to do so.  Our Japanese licensee markets the “store and forward” version of this product as the “CE 100” which is currently being sold and for which we received a nominal amount of license revenue in 2009.

Despite the developments described above, we have not derived any material revenue from our CodecSys technology to date.

We continue to develop the CodecSys technology for a variety of applications, including Internet streaming, cable and satellite broadcasting, IPTV and transmitting video content to cellular phones and other hand-held electronic devices.  Commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually.  This estimate may increase or decrease depending on specific opportunities and available funding.

Research and Development

We have spent substantial amounts in connection with our research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  For the year ended December 31, 2007, we recorded research and development in process expenses of approximately $1,275,000.  We increased research and development expenditures in 2008 to approximately $5,083,000, but decreased our research and development expenditures to approximately $3,584,000 in 2009.  Because of our current liquidity position and capital budgeting plans, our cash resources are not sufficient to support future research and development activities unless we raise additional capital or succeed in generating revenues from sales of CodecSys encoders.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001.  We have filed for patent protection in the United States and various foreign countries.  Our initial U.S. patent related to the CodecSys technology was granted by the U.S. Patent and Trademark Office, or PTO, in August 2007.  Six additional patents have been issued by the PTO.  As of March 1, 2010, we also had eight issued foreign patents and 25 pending patent applications, including U.S. and foreign counterpart applications.

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

Major Customers

A small number of customers account for a large percentage of our revenue.  Sales revenues from our three largest customers accounted for approximately 81% of total revenues for 2009 and 50% of total revenues for 2008.  The three largest customers in 2009 are not the same as the three largest customers in 2008.  In 2008, the multi year contracts for two of our three largest customers expired and were not renewed.  The third of these customers completed its conversion to digital delivery of its video content and no longer needed our services.

In September 2009, we accelerated the extent of the services we were performing for our new Fortune 50 customer by commencing a retrofit program for approximately 2,000 of its retail locations throughout the country.  Despite performing on that contract for only four months, this customer was our largest customer in 2009. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases. To the extent that our largest customer no longer uses our services, revenues will decline substantially, which would harm our business unless we can replace that customer with another similarly large customer.

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

The video encoders to be sold by IBM and HP will compete directly against video encoders manufactured and sold by a number of competitors, including Tandberg, Harmonic Scientific Atlanta, Motorola, and Thomson. Neither IBM nor HP have ever produced a video encoder to compete in this market.  To the extent our marketing partners are unsuccessful in entering this new market, we will not derive the amount of licensing revenue currently anticipated by management.

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

Employees

We currently employ 47 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah, and 2 employees in  California.  In January 2009, we reduced our employee count by terminating 12 individuals, most of whom worked in technical positions.  We engage independent contractors and employ the services of independent sales representatives as well as voice and production talent on an “as needed” basis at our recording studios.

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

It is imperative that we successfully commercialize our CodecSys technology.  We continue to develop this technology for a variety of applications.  We have never been involved in a development project of the size and breadth that is involved with CodecSys and none of our management has ever been involved with a software development project.  Management may lack the expertise and we may not have the financial resources needed for successful development of this technology.  Furthermore, commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future, although we spent  significantly more than this for development in 2009.  This estimate will increase or decrease depending on specific opportunities and available funding.  If we are unsuccessful in our CodecSys development and commercialization efforts, it is highly doubtful we will achieve profitable operations, retire our existing convertible indebtedness or be able to raise additional funding in the future.

There is substantial doubt about our ability to continue as a “going concern.”

Our current independent registered public accounting firm, in its report dated March 31, 2010, with respect to our financial statements as of December 31, 2009 and 2008, and for each of the years ended December 31, 2009 and 2008, included a “going concern” qualification.  As discussed in Note 3 to the audited financial statements, we have incurred significant losses and used cash from operations for each of the two years ended December 31, 2009.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

We need additional capital.  If additional capital is not available, we may have to curtail or cease operations.

In order to continue our operations, we need additional funding.  Our monthly operating expenses currently exceed our monthly net sales by approximately $450,000 per month.  This amount could increase significantly.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue from our marketing efforts with channel partners or other revenue sources.  We must continue to rely on external funding until our operations become profitable.  We believe external funding may be difficult to obtain, particularly given the prevailing financial market conditions.  If sufficient capital is not available to us, we will be required to pursue one or a combination of the following remedies:  significantly reduce development, commercialization or other operating expenses; sell part or all of our assets; or terminate operations.

The existing turbulence and illiquidity in the credit and financial markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable and more expensive.  These market conditions have made the management of our own liquidity significantly more challenging.  A further deterioration in the credit and financial markets or a prolonged period without improvement could adversely affect our ability to raise additional capital.

We may not be able to repay our outstanding convertible notes when they become due.

The maturity date of our $15.0 million senior secured convertible note has been conditionally extended to December 21, 2011 pursuant to an amendment and extension agreement dated March 26, 2010, or the note amendment.  If we are unable to successfully raise at least $6.0 million in equity financing prior to September 30, 2010, then the maturity date of this note will revert to its original maturity date of December 21, 2010.  Our $1.0 million unsecured convertible note is due on December 22, 2010.  In order to repay our outstanding convertible notes, we believe we will need to secure additional debt or equity financing.  If we are unable to repay our $15.0 million senior secured convertible note when it becomes due, we may face possible foreclosure on our assets by the note holder, bankruptcy protection or liquidation.  Because the note is secured by all of our assets, any foreclosure could result in the loss of our business and a complete loss of investment by our shareholders.

Under the terms of the note amendment, the $15.0 million senior secured convertible note was also amended to preclude any principal payment of our $1.0 million unsecured convertible note without the written consent of the senior secured convertible note holder.  Therefore, unless the senior secured convertible note holder provides consent, of which there can be no assurance, we will be precluded from repaying the unsecured note when it becomes due on December 22, 2010.

We have sustained and may continue to sustain substantial losses.

We have sustained operating losses in each of the last six years.  Through December 31, 2009, our accumulated deficit was $93,828,194.  Although we realized approximately the same revenues in 2009 as in 2008, we  continue to sustain losses on a quarterly and annual basis.

Our success depends on adoption of our CodecSys technology by OEMs and end-users.

The success of our CodecSys technology depends on the adoption of this technology by original equipment manufacturers, or OEMs, like IBM and HP, as well as end-users.  The OEM qualification and adoption process is complex, time-consuming and unpredictable.  Furthermore, OEMs may elect to maintain their relationships with incumbent technology providers, even when presented with technology that may be superior to the incumbent technology.  Significant delays in the development or OEM adoption of CodecSys will adversely affect our results of operations, financial condition and prospects.

Our continued losses may impact our relationships with OEMs and customers.

Our continued losses may impact our relationships with existing and potential OEMs and customers.  OEMs may be reluctant to partner with us or present our technology in conjunction with their product offerings if they believe our financial condition is marginal or in jeopardy.  OEMs and prospective customers may delay adoption of our CodecSys technology and other products if they believe we are not financially sound enough to support our technology or other product offerings.

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

The markets for private communication networks and video encoder systems are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  The introduction of new technology and products and the emergence of new industry standards not only impacts our ability to compete, but could also render our products, services and CodecSys technology uncompetitive or obsolete.  If we are unable to adequately respond to changes in technology and standards, we will not be able to serve our clients effectively.  Moreover, the cost to modify our services, products or infrastructure in order to adapt to these changes could be substantial and we may not have the financial resources to fund these expenses.

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

We are dependent upon the sales and marketing efforts of IBM, HP and other third-party businesses in order to derive licensing revenue from our CodecSys technology.  Such businesses may not continue their sales efforts which would adversely affect our potential licensing fees.  We are not able to control the sales and marketing efforts of these third parties.    Limited revenues from our historical sources make us even more dependent upon the sales efforts of others.  Given the current recession and market developments, third-party businesses may scale back on sales efforts which could significantly harm our business and prospects.

We rely heavily on a few significant customers and if we lose any of these significant customers, our business may be harmed.

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  Sales revenues from our three largest customers accounted for approximately 81% of total revenues for the year ended December 31, 2009 and 50% of total revenues for the year ended December 31 2008.  The three largest customers in 2009 are not the same as the three largest customers in 2008  In 2008, we lost two of what had been our three largest customers, although the contract for one of those customers did not expire until the end of 2008. We secured a contract with another large national organization, which replaced those customers we lost in 2008 and it is now our largest customer.  Any material reduction in revenues generated from that customer could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases. Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.  Our largest customers may not continue to purchase our services and may decrease their level of purchases.  To the extent that our largest customer reduces its reliance on us or terminates its relationship with us, revenues would decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.

There is significant uncertainty regarding our patent and proprietary technology protection.

Our success is dependent upon our CodecSys technology and other intellectual property rights.  If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours.  If this were to occur, our revenues, market share and operating results would suffer.  To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Our initial U.S. patent related to our CodecSys technology was granted by the PTO in August 2007 and three additional patents related to applications of the technology were subsequently issued by the PTO.  As of March 1, 2010, we also had eight issued foreign patents and 25 pending U.S. and foreign patent applications.  If we fail to deter misappropriation of our proprietary information or if we are unable to detect unauthorized use of our proprietary information, then our revenues, market share and operating results will suffer.  The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and diversion of resources that would harm our business.

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

Our stock price has fluctuated significantly in the past and could continue to do so in the future.  Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market.  Limited trading of our common stock also contributes to more volatile price fluctuations.  The market price of our common stock is also subject to extreme fluctuations because of the nature of the CodecSys technology and the potential for large-scale acceptance or rejection of our technology in the marketplace.  Given these fluctuations, an investment in our stock could lose value.  A significant drop in our stock price could expose us to the risk of securities class action lawsuits.  Defending against such lawsuits could result in substantial costs and divert management’s attention and resources, thereby causing an investment in our stock to lose additional value.

Future sales of our common stock could cause our stock price to decrease.

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of March 1, 2010, we had 39,990,293 shares of common stock outstanding.  As of March 1, 2010, stock options, including options granted to our employees, and warrants to purchase an aggregate of 13,167,337 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of March 1, 2010, notes convertible into 3,675,153 shares of our common stock were issued and outstanding.  As of March 1, 2010, we had granted restricted stock units to members of our Board of Directors and others, which may be settled at various time in the future by the issuance of 885,000 shares of common stock.  In addition, on or before April 2, 2010, we will issue 1,000,000 shares of our common stock to the holder of our senior secured convertible note in exchange for the conditioned extension of the maturity date of such note.  Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Any stock ownership interest may be substantially diluted by future issuances of securities.

We may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to shareholders.  We also have offered and expect to continue to offer stock options to our employees and others, and have approximately 1,656,179 shares of common stock available for future issuance under our 2004 long-term incentive stock option plan and 2,865,000 shares of common stock available for future issuance under our 2008 equity incentive plan.  To the extent that future stock options are granted and ultimately exercised, there will be further dilution to shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 36 month lease, the term of which ends October 31, 2010.  The lease covers approximately 13,880 square feet of office space leased at a rate of $26,316 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a multi-year contract at a rate of $9,330 per month.  We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  RESERVED

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

	High Bid	Low Bid
2009
First Quarter	$2.25	$0.80
Second Quarter	1.56	0.80
Third Quarter	1.91	1.07
Fourth Quarter	1.75	0.96

2008
First Quarter	$4.05	$2.40
Second Quarter	4.90	2.30
Third Quarter	4.00	2.25
Fourth Quarter	4.35	1.30

Holders

As of March 20, 2010, we had 39,990,293 shares of our common stock issued and outstanding, and there were approximately 1,400 shareholders of record.

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

Sales of Unregistered Securities

On June 30, 2009, we issued 45,048 shares of our common stock to a former shareholder of Interact Devices, Inc., or IDI, a consolidated subsidiary, in exchange for shares of IDI.  The IDI shareholder was an accredited investor and was fully informed concerning his investment decision, and we relied on the exemptions from registration under the Securities Act set forth in Sections 4(2) and 4(6) thereof.  Other than this transaction, all other sales of unregistered securities during 2009 have been previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of 2009.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2009 and 2008, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2009, the PTO had approved seven patents.  Additionally, eight foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward. For the year ended December 31, 2008, we recorded a $2,504 valuation impairment related to the discontinuation of patent applications in three foreign countries.

Amortization expense recognized on all patents totaled $7,777 in 2009 and $9,651 in 2008.

Estimated amortization expense, if all patents were issued at the beginning of 2010, for each of the next five years is as follows:

Year ending December 31:
2010	$ 12,231
2011	12,231
2012	12,231
2013	11,763
2014	11,763

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

As previously discussed, we recorded an impairment of long-lived assets of $2,504 for the year ended December 31, 2008, related to our patents. After our review at December 31, 2009, it was determined that no adjustment was required.

Stock-based Compensation

Stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Income Taxes

We account for income taxes in accordance with the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $3,584,019 in 2009 and $5,083,056 in 2008 of research and development costs.

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

In 2009, we had one customer that individually constituted 72% of our total revenues, with no other single customer representing more than 5% of total revenues.  Our largest customer signed a three year contact which we began servicing in the second half of 2009. In 2008, we had three customers that individually constituted greater than 10% of our total revenues, which represented 29%, 11% and 10% of our revenues, respectively.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 13,167,337 shares of common stock at prices ranging from $.04 to $36.25 per share were outstanding at December 31, 2009. Options and warrants to purchase 14,943,393, shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at December 31, 2008. There were 975,000 and 425,000 restricted stock units outstanding at December 31, 2009 and 2008, respectively. As we experienced a net loss during the years ended December 31, 2009 and 2008, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $4,013 in 2009 and $203,980 in 2008

Auction Rate Preferred Securities

As of December 31, 2009, we had investments in auction rate preferred securities, or ARPS, in the amount of $300,000 which were classified as long-term investments on our consolidated balance sheet and reflected at fair value. These ARPS were all that remained of investments that originally totaled $11,600,000 and which all but the $300,000 were redeemed at par. The ARPS secure a loan in the amount of $162,500 made by the brokerage company from which we purchased the ARPS.

Executive Overview

The current recession and market conditions have had substantial impacts on the global and national economies and financial markets.  These factors, together with soft credit markets, have slowed business growth and generally made potential funding sources more difficult to access.  We continue to be affected by prevailing economic and market conditions, which present considerable risks and challenges to us.

During 2009, we decreased certain of our development activities and expenses notwithstanding the need to refocus and develop our CodecSys technology on a different platform using a newly announced Intel operating chip.  Even with decreased engineering staff and certain related development employees, we were able to complete our video encoding system utilizing the Intel chip, prepare our CodecSys technology for installation on both the IBM and HP equipment platforms, and become certified by Microsoft as an approved software video encoding system for use by IPTV providers using Microsoft operating platforms.

Our revenues were marginally greater for the year ended December 31, 2009 compared to the year ended December 31, 2008, and the net cash used for operations decreased by 13% in 2009 compared to 2008.  Until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.  In order to reduce our operating cash requirements and preserve our cash resources, we reduced our personnel in January 2009.  Our audited financial statements for the year ended December 31, 2009 include a “going concern” qualification.  See Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

On March 26, 2010, we entered into an amendment and extension agreement with the holder of our $15.0 million senior secured convertible note.  The amendment provided a conditional extension of the maturity date of such note and included other modifications, as described more fully under “Liquidity and Capital Resources.”

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

Net Sales

We realized net sales of $3,627,571 for the year ended December 31, 2009 compared to net sales of $3,401,847 for the year ended December 31, 2008, which represents an increase of approximately 7% for the year.  The net increase in revenues of $225,724 was primarily the result of an increase of $1,133,708 in license fees directly related to services provided for our new digital signage network customer, which was offset by decreases in satellite transmission fees of $299,630 due to one of our customer contracts not being renewed, decreased installation revenues of $282,832, decreased studio and video production fees of $176,002 and a decrease in other revenue of $149,520.

Cost of Sales

The cost of sales for the year ended December 31, 2009 aggregated $3,180,284 as compared to the cost of sales of $3,378,361 for the year ended December 31, 2008, which represents a decrease in cost of sales of 6%.  The decrease in cost of sales of $198,077 was primarily a result of the decrease of $577,959 in operations department costs, which decrease consisted primarily of decreased employee costs of $358,364 and decreased production services expenses of $127,296.  These decreases in costs resulted from reducing the number of employees and reducing the number of third party technicians for much of the year. The decreases were offset by an increase in cost of equipment sales, which increased by $543,183, which increase resulted from the installation of equipment at our large digital signage network for our newest large customer in its initial equipment retrofit.  Satellite distribution costs decreased by $289,962 due to losses of customers utilizing satellite delivery of video content, which was partially offset by an increase in depreciation and amortization of $126,661.

Operating Expenses

We incurred total operating expenses of $10,983,139 for the year ended December 31, 2009 compared to total operating expenses of $14,908,520 for the year ended December 31, 2008.  The decrease of $3,925,381 was primarily due to a decrease in general and administrative expenses of $1,982,887 and a decrease in our research and development in process expenses of $1,499,037.  In addition, our sales expense decreased by $696,857.

Our general and administrative expenses decreased $1,982,887 from $7,974,204 for the year ended December 31, 2008 to $5,991,317 for the year ended December 31, 2009.  The decrease of $1,982,887 is composed primarily of a decrease of $2,454,068 in consulting fees resulting from the substantial completion of our video encoding system and the termination of outside consultants as well as the termination of consultants providing shareholder relations and other business consulting services.  In addition, our option expense decreased by $780,219 due to fewer options being granted and bad debt expense decreased by $158,922.  These decreases were offset by an increase of $613,852 in employee related expenses, an increase of $269,453 of other professional services, and an increase of $256,265 in expenses related to the purchase of minority interests in our IDI subsidiary.  In addition, our director’s fees decreased by $125,320 as we currently have only two outside compensated directors.

Our research and development expenses decreased by $1,499,037 primarily due to a decrease in employee and related costs of $705,505, a decrease of $424,854 for other professional services, and a decrease of $149,956 in software development and maintenance.  These decreases were all due to the completion of the development expenditures related to the IBM Cell-BE development project.  In addition, there was a decrease of $250,046 related to the purchase of minority interests that was reported in 2009 as an expense in general and administrative expenses.

Our sales and marketing expenses for the year ended December 31, 2009 were $651,322 compared to sales and marketing expenses of $1,348,178 for the year ended December 31, 2008.  The decrease of $696,856 is due primarily to a decrease of $273,164 in employee related expenses, a decrease of $169,966 in tradeshow and convention expense, and a decrease of $185,400 in consulting and other professional services.  These decreases reflect the reduction of staff and cost savings instituted by management at the beginning of the year.

Interest Expense

We recorded an increase in interest expense of $625,670 from interest of $5,980,318 in 2008 to $6,605,988 in 2009.  The increase was primarily due to an increase in interest expense related to our senior secured convertible notes because we chose to defer cash payments of interest and add the deferral to the principal balance of the senior secured convertible note.  This deferral also resulted in an increased interest rate on the deferred portion of the note to 9%.  Of the total interest expense, we incurred non-cash interest expense of $6,314,044, which included $4,191,300 of interest related to accretion of notes as notes are recorded on our consolidated balance sheet and $1,396,250 of capitalized interest and $459,000 of amortization of debt issuance expense.  In addition, we recorded interest expense paid or accrued during the year of $291,944 related primarily to an equipment leasing transaction entered into to finance the equipment retrofit for our large new digital signage customer.

Net Loss

We had a net loss of $13,380,689 for the year ended December 31, 2009 compared to a net loss of $12,474,150 for the year ended December 31, 2008.  The net loss increased by $906,539, which resulted primarily from recording an increase of $5,255,721 in other expenses, which consisted of a decrease of $4,677,023 in the derivative valuation gain or loss related to our senior secured convertible note and our unsecured convertible note, for which we recorded a gain of $3,579,600 for the year ended December 31, 2009 and recorded a gain of $8,256,623 for the year ended December 31, 2008, and an increase of $625,670 in interest expense as discussed above and a decrease of $332,174 in interest income.  The increase in other expenses was offset by decreased expenses of $4,349,182 from operations, as discussed above, and $423,801 of increased gross margin, also as discussed above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2009, we had cash of $263,492, total current assets of $1,684,604, total current liabilities of $18,243,996 and total stockholders' deficit of $14,082,851.  Included in current liabilities is $14,592,945 relating to the current portion of our senior secured convertible notes and the unsecured convertible note and the current portion of our equipment lease obligation.  In addition, we included $969,900 which relates to the value of the embedded derivatives for the senior secured convertible note and related warrants and the unsecured convertible notes and related warrants.

We experienced negative cash flow used in operations during the fiscal year ended December 31, 2009 of $7,085,579 compared to negative cash flow used in operations for the year ended December 31, 2008 of $9,460,786.  The negative cash flow was generally sustained by cash reserves from prior sales of equity and debt securities and a sale and leaseback transaction related to the equipment retrofit for our large digital signage network customer.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

Our audited consolidated financial statements for the year ended December 31, 2009 contain a “going concern” qualification.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

In August 2009, we entered into a sale and leaseback agreement which financed the purchase and installation of equipment to retrofit our new customer’s approximately 2,000 retail sites with our digital signage profit offering.  We received approximately $4,100,000 from the sale of the equipment in exchange for making lease payments over a 36 month period of $144,000 per month.

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We have used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note was originally due December 21, 2010, but has been conditionally extended to December 21, 2011 depending on our future financing efforts, as discussed below.  Because of this financing condition, the maturity date may revert back to December 21, 2010.  The senior secured convertible note bears interest at 6.25% per

annum if paid in cash.   If the interest payments are deferred, the interest is capitalized at 9% per annum.  Because we have deferred certain interest payments, the principal balance of the note as of December 31, 2009 was $16,396,250.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 were due quarterly and commenced in April 2009, but cash payments of interest were not made.  During 2009, we capitalized interest of $1,396,250 related to the senior secured convertible note.  Interest payments may be made through issuance of common stock in certain circumstances.  The note, including capitalized interest, is currently convertible into 3,008,486 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

On March 26, 2010, we entered into an amendment and extension agreement with the holder of the senior secured convertible note.  The agreement conditionally amended the maturity date of the note to December 21, 2011.  If we are unsuccessful in raising at least $6.0 million in equity financing before September 30, 2010, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  In consideration of entering into the agreement, the note holder was issued 1,000,000 shares of our restricted common stock valued at $990,000.  In addition, we agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, we will be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to the note holder; (ii) we will not make principal payments on our outstanding $1.0 million convertible note without the written permission of the holder of the senior secured convertible note; and (iii) we will grant board observation rights to the note holder.  Given these additional terms, unless the senior secured convertible note holder provides consent, of which there can be no assurance, we will be precluded from repaying the unsecured note when it becomes due on December 22, 2010.

In connection with the 2007 financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note.

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

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with an individual that provided we issue to the convertible note holder (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us from an affiliate of the convertible note holder on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock.  The holder of the note no longer has any warrants to purchase any of our stock.  The unsecured convertible note was due October 16, 2009 and was extended to December 22, 2010 and the annual interest rate was increased to 8%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.

The conversion feature and the prepayment provision of our $15.0 million senior secured convertible note and our $1.0 million unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes limit our ability to prepay the notes in certain circumstances.  For all periods since the issuance of the senior secured convertible note and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.  For a description of the accounting treatment of the senior secured convertible note financing, see Note 6 of our notes to consolidated financial statements included elsewhere herein.

Given the conditional extension of the maturity date of our $15.0 million senior secured convertible note discussed above, it is possible this note, together with our unsecured convertible note, will both become due in December 2010.  In the event we are unable to repay our convertible notes upon maturity, we will need to secure additional debt or equity financing or face possible foreclosure on our assets by the secured noteholder, bankruptcy protection or liquidation.

Our monthly operating expenses, including our CodecSys technology research and development expenses, currently exceed our monthly net sales by approximately $450,000 per month.  Given this operating deficit, we estimate that our currently available capital resources will be exhausted in the next quarter if our current operations remained relatively constant.  We are actively pursuing equity financing from various sources.  To the extent sales and new financing expectations do not materialize, we intend to decrease operating expenses in order to preserve and extend our existing cash resources.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including sales resulting from marketing efforts by companies such as IBM, HP and Microsoft.

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

To date, we have met our working capital needs primarily through funds received from sales of our common stock and from convertible debt financings.  Until our operations become profitable, we must continue to rely on external funding.  We expect additional investment capital may come from (i) the exercise of outstanding warrants to purchase our capital stock currently held by existing warrant holders; (ii) additional private placements of our common stock with existing and new investors; and (iii) the private placement of other securities with institutional investors similar to those institutions that have provided funding in the past.  We have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any new external financing would be available on acceptable terms or at all. Any new debt financing would require the cooperation and agreement of existing note holders, of which there is no assurance.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In April 2009, the FASB issued guidance under ASC 825-10, Financial Instruments (FSP SFAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the second quarter 2009.  See Note 12 for required disclosures.

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

In May 2009, the FASB issued guidance under ASC 855, Subsequent Events, (SFAS No. 165, “Subsequent Events”). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ending after June 15, 2009. We adopted this guidance effective June 30, 2009. The adoption of this guidance did not have a material impact on our financial statements. See Note 17 for required disclosure.

In June 2009, the FASB issued guidance under ASC 860, Transition Related to FASB Statement No. 166, Accounting for Transfers of Financial Assets (SFAS 166, “Accounting for Transfers of Financial

Assets – an amendment of FASB Statement No. 140”).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for us beginning on January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In June 2009, the FASB issued guidance under ASC 810, Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for us beginning on January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value a liability should be determined.  This guidance is effective for the first reporting period after issuance.  We adopted this guidance for our year ending December 31, 2009 and it did not have a material impact on our financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of December 31, 2009, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2009.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
William Boyd……………….	66	Chairman of the Board
Rodney M. Tiede...............	49	Chief Executive Officer, President and Director
James E. Solomon............	60	Chief Financial Officer, and Secretary
R. Phil Zobrist……………...	62	Director

William Boyd has been a director of ours since November 2007.  Mr. Boyd has served as the Chairman of the Board of Agility Recovery Solutions, a privately held disaster recovery and business continuity company since 2006.  He was CEO of Muzak Corporation from 1996 to 2000 and continued with Muzak in an advisory executive position and on the Board until August 2006.  He became associated with Muzak Corporation in 1968 as a sales representative and continued as a manager and franchise owner until he became CEO in 1996.  Mr. Boyd received a Bachelor of Arts degree in political science in 1963 from Beloit College in Wisconsin.  Mr. Boyd’s CEO level experience with Muzak and his overall experience in satellite networks, management, operations and financing matters are qualities and expertise that were determined to be particularly useful as a member of our Board.

Rodney M. Tiede has been our chief executive officer, president and a director since the acquisition of Broadcast International, or BI, in October 2003.  From August 2000 to the present, Mr. Tiede has been the president, chief executive officer and a director of BI, a wholly-owned subsidiary.  From April 2003 to the present, Mr. Tiede has also been the chief executive officer and a director of Interact Devices, Inc., or IDI, a consolidated subsidiary.  From November 1987 to August 2000, Mr. Tiede was employed as director of sales, vice president and general manager of Broadcast International, Inc., the predecessor of BI.  Mr. Tiede received a Bachelor of Science Degree in Industrial Engineering from the University of Washington in 1983.  Mr. Tiede has been a part of our operations for more than 20 years and as a result has significant knowledge, insight and understanding that he provides as a director.

James E. Solomon has been a director of ours since September 2005 and has served as Chief Financial Officer and Secretary from November 2008.  From 1995 to January 2002, Mr. Solomon was a business consultant primarily for emerging growth companies.  In January 2002, he formed Corporate Development Services, Inc., a business consulting firm, and has served as President since its formation.  From June 1993 to the present, Mr. Solomon has been an adjunct professor at the Graduate School of Business at the University of Utah.  Mr. Solomon served on the Board of Directors of Nevada Chemicals, Inc., a public company,until October 2008, as well as several privately-held companies. Mr. Solomon received a Bachelor of Science Degree in Finance from the University of Utah in 1972.  Mr. Solomon became a certified public accountant in 1974.  Mr. Solomon’s experience in finance, accounting and business consulting, together with his role as our CFO and prior public company directorship, provide Mr. Solomon with invaluable expertise enabling critical input to our Board decision-making process.

R. Phil Zobrist has been a member of our board of directors since June 2009.  He currently manages his own investments and since 1996 has been President and Chairman of the Board of Valley Property Management, a privately held real estate management company headquartered in Las Vegas, Nevada, which he founded.  He also serves as an independent consultant for Sundance Builders, LLC, a privately held real estate construction company and serves on the board of directors of Greffex, Inc., a start up bio-technology company in Aurora, Colorado.  Mr. Zobrist was the president and CEO of a $150 million enterprise for more than ten years and gained valuable business experience in dealing with financing, employee relations, and sales and marketing that make his advice and counsel valuable for the Company.

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors.  Our officers generally serve at the discretion of the board of directors.  Two of our directors, Mr. Tiede and Mr. Solomon, are employees who serve as our president and chief executive officer and our chief financial officer and secretary, respectively.  The employment service of Mr. Tiede and Mr. Solomon are governed by the terms of their respective employment contracts.  See “Employment Contracts” in Item 11 below.

As noted above, Mr. Tiede has served as an officer and director of BI since August 2000 and as an officer and director of IDI since April 2003.  During 2001 and 2002, BI entered into various licensing agreements with IDI and purchased shares of convertible preferred stock of IDI.  Management of BI determined that the CodecSys technology being developed by IDI represented a significant opportunity for BI and its future business prospects.  By April 2003, the financial condition of IDI had deteriorated significantly and BI provided a line of credit to IDI to sustain its operations.  At such time, BI also assumed operational control of IDI.  By October 2003, management of BI realized that IDI could not survive on its own notwithstanding the financial support provided by BI.  Accordingly, IDI filed for bankruptcy protection under chapter 11 of the federal bankruptcy code on October 23, 2003.  Over the next seven months, IDI continued its limited operations and designed a bankruptcy plan of reorganization which was confirmed on May 18, 2004.  Under the plan of reorganization, Broadcast International issued shares of our common stock to creditors of IDI and assumed certain liabilities of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI.  Since confirmation of the plan of reorganization, the operations of IDI have been consolidated with ours.

Board and Committee Matters

We maintain an audit committee of the board and a compensation committee of the board, each of which is discussed below.  We have not established a nominating committee of the board.  Our entire board of directors participates in the selection and nomination of candidates to serve as directors.  Our board has determined that two of our current directors are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards, but that Mr. Tiede, our chief executive officer and president, and Mr. Solomon, our chief financial officer and secretary are not independent.

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

Audit Committee and Financial Expert

Our audit committee currently includes Messrs. Boyd and Zobrist.  Mr. Boyd serves as chairman of the audit committee.  The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures.  The board of directors has adopted a written audit committee charter.  A current copy of the audit committee charter is available to security holders on our website at www.brin.com.  Our board has determined that each of the members of the audit committee is “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Our board of directors has determined that Mr. Boyd meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Boyd and Zobrist.  Mr.Zobrist serves as chairman of the compensation committee.  The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans.  The board of directors has adopted a written compensation committee charter.  A current copy of the compensation committee charter is available to security holders on our website at www.brin.com.  Our board has determined that each of the members of the compensation committee is “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

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

To our knowledge, during the year ended December 31, 2009, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions.  A copy of the code of ethics is included on our website at www.brin.com.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

Throughout this section, the individuals who served as our chief executive officer and chief financial officer during 2009 are collectively referred to as the “named executive officers.”

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

2009 Company Performance.  Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers.  In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2009 including the following:

•

Service Agreement.  Our revenues increased approximately 7% from $3,402,000 in 2008 to $3,627,000 in 2009, which was principally the result of entering into a service agreement with a Fortune 50 customer, which was our largest customer in 2009.  This customer has more retail locations than all of our other existing customers combined.  We were able to install our proprietary digital signage delivery and management hardware and software, which incorporates portions of our CodecSys software, at approximately 2,000 locations and commenced receiving revenues from this new customer in the fourth quarter of 2009.

•

Sale Leaseback.  Our executive officers also completed a sale leaseback financing for the equipment employed for this customer to enable the installations to be completed.

•

CodecSys Milestones.  Our executive officers also made significant progress on the development of our CodecSys technology.  As a result of these efforts, both IBM and HP have included our video compression technology as a video compression solution and have proceeded with sales presentations and testing with their large video customers, which include large broadcasters, cable companies and satellite companies.

•

Microsoft Certification.  Management has been able to complete the Microsoft certification of our video compression system.  This has resulted in being invited to display our products, including digital signage, in Microsoft’s Media Room where Microsoft highlights its technology partners.  Our video encoding system is the only video encoding software on display in the media room.  This certification and the relationship forged with Microsoft has led to numerous introductions and joint presentations by Microsoft, IBM and our sales executives to entities that employ Microsoft architecture in their IPTV distribution networks.

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

Executive Compensation Policy.  Our executive compensation policy is designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers.  The compensation committee attempts to achieve these goals by integrating competitive annual base salaries with bonuses based on corporate performance and on the achievement of specified performance objectives, and to a lesser extent, awards through our long-term incentive plan, since the executive officers are founders and already large shareholders.  The compensation committee believes that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations.  The compensation committee also believes our executive compensation policy and programs do not promote inappropriate risk-taking behavior by executive officers that could threaten the value of our company.

In making compensation decisions, the compensation committee compares each element of total compensation against companies referred to as the “compensation peer group.”  The compensation peer group is a group of companies that the compensation committee selected from readily available information about small companies engaged in similar businesses and with similar resources.  The compensation committee selected these companies from research on its own and with limited consultation with outside consultants given the size of the company and its resources to retain such experts.  The types of companies selected for the peer group included publically-traded technology development companies in the software industry.  In two instances, software development companies in the video compression industry were selected, but since there are relatively few companies in the rather narrow field of software development for video compression, additional software development companies engaged in development of non-related software were also selected.  The compensation committee determined these companies were appropriate for inclusion in the peer group because of the similar nature of their businesses and their general stage of development and financial resources.

Role of Executive Officers in Compensation Decisions

The compensation committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our other senior management personnel. The CEO annually reviews the performance of the CFO and other senior management.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the compensation committee.  The compensation committee is charged with the responsibility of ensuring a consistent compensation plan throughout the company and providing an independent evaluation of the proposed adjustments or awards at all levels of management.

As such, the compensation committee has determined that it have the discretion to modify or adjust any proposed awards and changes to management compensation to be able to satisfy these responsibilities.

2009 Executive Compensation Components

For the fiscal year ended December 31, 2009, the principal components of compensation for the named executive officers were:

•

base salary; and

•

performance-based bonus compensation.

Base Salary.  The compensation committee determined that the executive officers had been  compensated fairly relative to similarly situated executives, and approved no 2009 increases to the base salary of the CEO and CFO.  Due to fiscal restraints, 10% of the executives’ base compensation has been deferred. If the Company gets sufficient funding or begins to be cash flow positive from operations, the deferred portion will be paid.  In determining the base salary of each executive officer, the compensation committee relied on publicly available information gathered by the compensation committee related to salaries paid to executive officers of similarly situated small public companies.

Performance-based Incentive Compensation.  Annual incentives for the executive officers are intended to recognize and reward those employees who contribute meaningfully to an increase in shareholder value and move the company toward profitability. No bonuses were paid for 2009 due to fiscal restraints, but future bonuses will depend on achievement of objectives related to sales of products that include our CodecSys technology and anticipated revenues resulting therefrom.  During the year, however, the company was able to complete the development of products that are now ready for sale.  Actual bonuses payable for 2010 will depend on the level of achievement of performance objectives established for the executive officers for the coming year and our financial condition.

Long-term Equity Incentive Compensation.  Long-term incentive compensation encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in our company through grants of options to purchase our common stock.  No stock options or other awards were granted during 2009 to any of the named executive officers.  The board made awards of stock options to other employees under our equity incentive plan.

All awards made under our equity incentive plan are made at the market price at the time of the award.  Annual awards of stock options to executives are made at the discretion of the compensation committee at such times throughout the year at it deems most desirable.  Newly hired or promoted executives, other than executive officers, generally receive their award of stock options on the first business day of the month following their hire or promotion.  Grants of stock options to newly hired executive officers who are eligible to receive them are made at the next regularly scheduled compensation committee meeting following their hire date.

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

Compensation of Chief Executive Officer.  For the fiscal year ended December 31, 2009, we paid Rodney M. Tiede, CEO, a salary of $226,923. The compensation committee met with Mr. Tiede once during 2009 to review his performance and individual objectives and goals versus results achieved.  The compensation committee reviewed all components of the CEO’s compensation, including salary, bonus, and equity incentive compensation, and under potential severance and change-in-control scenarios.  Mr. Tiede’s compensation package was determined to be reasonable and not excessive by the compensation committee based on compensation surveys for chief executive officers of small public companies.  The compensation committee determined that the recent economic recession and market conditions did not have a material impact on the compensation of the CEO or other management personnel.

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

In September 2008, we and Mr. Solomon entered into an employment agreement covering Mr. Solomon’s employment for a term commencing upon the execution thereof and continuing until December 31, 2011.  The contract continues for additional terms of one year each until terminated by us.  The agreement calls for payment of a gross annual salary of not less than $225,000, payable in equal bi-weekly installments for the year ended December 31, 2008, subject to such increases as the board of directors may approve.  The employment agreement further provides that Mr. Solomon shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the board of directors (or the compensation committee thereof) based upon an evaluation of the performance of Mr. Solomon during the previous fiscal year.  The agreement also provides for participation in our stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in our other benefit plans and reimbursement for necessary and reasonable business expenses.  In the event of a change in control of the company, defined as the purchase of shares of our capital stock enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Solomon shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years, whichever is longer.  In addition, if the change of control event results in our shareholders exchanging their shares for stock or other consideration, Mr. Solomon shall receive an amount equal to the per share price paid to the shareholders less the pre-announcement price multiplied by 50,000.

Stock Option Plans

Our 2008 equity incentive plan and our 2004 long-term incentive plan provide for the granting of equity based compensation to employees, directors and consultants.  Under the 2008 incentive plan, we may issue up to 4,000,000 shares of our common stock, of which we have granted a total of 1,100,000 restricted stock units to our directors and employees.  Under the terms of our 2004 long-term incentive plan, options have been granted to acquire approximately 4,343,821 shares to our directors, employees and others.

The purpose of our incentive plans is to advance the interests of our shareholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to us by providing them with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our shareholders.  These plans are designed to provide us with flexibility to select from among various equity-based compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing stock options and shares of our common stock.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2009, 2008 and 2007.  When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.  We have omitted in this report certain tables and columns otherwise required to be included because there was no compensation made with respect to such tables and columns, as permitted by applicable SEC regulations. The amounts shown as salary in the following table for 2009 do not include an amount equal to 10% of total salary for each executive which has been accrued, but the payment deferred as explained above.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Restricted Stock Unit Awards ($)	All Other Compen- sation ($)(2)	Total ($)

Rodney M. Tiede President & Chief Executive Officer	2009 2008 2007	$226,923 248,835 149,986	-- $150,000 200,000	-- -- $4,265		$7,333 6,889 6,889	$234,256 405,724 361,140
James E. Solomon Chief Financial Officer and Secretary (3)	2009 2008	$204,231 56,358	-- --	-- --	-- $480,000	$9,069 --	$213,300 536,358

(1)

The amount in column (e) for Mr. Tiede reflects the dollar amount recognized for financial statement reporting purposes for each of the years ended December 31, 2009, 2008 and 2007, in accordance with ASC Topic 718.   For information and assumptions related to the calculation of this amount, see Note 2 (stock compensation) of our audited financial statements included in this report.

(2)

The amounts shown in column (g) reflect for each named executive officer matching contributions made by us to our 401(k) employee retirement plan.  The amounts shown in column (g) do not reflect premiums paid by us for any group health or other insurance policies that apply generally to all salaried employees on a nondiscriminatory basis.

(3)

Effective September 19, 2008, Mr. Solomon became our chief financial officer and secretary.  Mr. Solomon received a total of 200,000 restricted stock units in 2008.  The amount in column (f) for Mr. Solomon reflects the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2008, in accordance with ASC Topic 718, of restricted stock units granted in such year.

Other Compensation

We do not have any non-qualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of shares or Units of Stock that have not Vested ($)	Number of Unearned shares, units or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Rodney M. Tiede	50,000	--	2.25	04/28/2014	--	--	--	--
James E. Solomon	75,000 25,000	-- --	2.25 1.17	09/15/2015 12/27/2016	--	--	--	--

Potential Payments Upon Termination or Change of Control

The amount of compensation payable to the named executive officers upon voluntary termination, retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment is terminated, he is entitled to receive amounts earned during his term of employment.  Such amounts include:

•

salary;

•

grants under our stock option and equity plans, subject to the vesting and other terms applicable to such grants;

•

amounts contributed and vested under our 401(k) plan; and

•

unused vacation pay.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination,” the named executive officers will receive benefits under any group life or disability insurance plan, as appropriate, we may have in effect from time to time.  We currently maintain a group term life insurance plan that generally pays a death benefit equal to two times base salary up to a maximum of $250,000.

Payments Made Upon a Change of Control

If there is a change of control, which is defined as the purchase of shares of capital stock of the company enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Tiede and/or Mr. Solomon may elect to terminate employment and would receive under the terms of their employment agreements:

•

a lump sum severance payment  up to  the sum of two years of  the base salary ;

•

any bonus compensation earned, if any; and

•

If the change of control event results in the shareholders exchanging their shares for stock, the executive would receive an amount equal to the per share price paid to shareholders, less the pre-announcement share price, multiplied by 50,000.  For example and illustration purposes only, if the share price paid to shareholders were $3.00 and the pre-announcement share price were $1.50, Mr. Tiede and Mr. Solomon would receive an amount equal to $75,000 under this provision.

In the event of a change in control as defined above, Mr. Tiede would receive a lump sum payment of $500,000 and Mr. Solomon would receive a lump sum payment of $510,000.  In addition, they would be entitled to receive the share price differential, if any, as discussed above.

Non-compete Agreement

Included in Mr. Tiede’s and Mr. Solomon’s employment agreements is a two year non-compete agreement.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required by us of members of the board.

Our non-employee directors receive fees of $30,000 per year, paid quarterly, and an initial grant of stock options to purchase 100,000 shares (thereafter annual grants of 25,000 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board.  In addition to the standard director compensation mentioned above, the chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance.  Directors who are employees of Broadcast International receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant.  All restricted stock units granted to outside directors are immediately vested and are settled by the issuance of our common stock upon their respective retirements from the Board of Directors.  Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.  In light of current economic conditions, the directors have voluntarily deferred 25% of their 2009 compensation until monthly revenues exceed expenses or additional capital is raised.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to our directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	Restricted Stock Units ($)(1)	Total ($)
Kirby Cochran*	$38,500	---	$42,500	$81,000
William Davidson*	85,375	--	355,000	440,375
Rodney M. Tiede (2)	--	--	--	--
James E. Solomon (2)	--	--	--	--
Richard Benowitz*	24,125	--	42,500	66,625
William Boyd	35,000	--	42,500	77,500
R. Phil Zobrist	5,542	--	42,500	5,542

(1)

The amounts shown in the Restricted Stock Units column reflect for each director the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2009, in accordance with ASC Topic 718, of restricted stock units granted in 2009.  For information and assumptions related to the calculation of these amounts, see Note 2 (stock compensation) of the notes to audited financial statements included in this report.  For the year ended December 31, 2009, the directors received an annual grant of 25,000 restricted stock units

(2)

Messers. Tiede and Solomon receive no compensation for serving as a director, but are compensated in their capacity as our president and CEO and CFO, respectively.

*

Messer. Cochran, Davidson and Benowitz are no longer directors and amounts shown in this table represent amounts paid to these former directors during 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at March 20, 2010 by each director, executive officer, each person known by us to own beneficially more than 5% of our common stock, and all directors and executive officers as a group.

Beneficial Owner	Beneficial Ownership	Percent of Class
Castlerigg Master Investments Ltd. (1) c/o Sandell Asset Management 40 West 57th St., 26th Floor New York, NY 10019	5,883,486	13.1%
Rodney M. Tiede (2) c/o Broadcast International, Inc. 7050 Union Park Avenue, Suite 600 Salt Lake City, UT 84047	3,016,541	7.5%
Leon Frenkel (3) 401 City Avenue, Suite 802 Bala Cynwyd, PA 19004	2,883,668	7.1%
R. Phil Zobrist (4)	1,479,327	3.7%
James E. Solomon (5)	420,000	*
William Boyd (6)	300,000	*
All directors and executive officers as a group (4 persons) (7)	5,215,868	12.8%

*  Represents less than 1% of our common stock outstanding.

(1)

Includes 1,000,000 shares of common stock, a senior secured convertible note that is convertible into 3,008,486 shares of common stock and warrants to purchase 1,875,000 shares of common stock. Does not include 1,000,000 shares to be issued after March 20, 2010 pursuant to the extension of the senior secured convertible note. Castlerigg Master Investments Ltd., or CMI, is a master trading vehicle that is primarily engaged in the business of investing in securities and other investment opportunities. Castlerigg International Limited, or CIL, is a private investment fund that is primarily engaged in the business of investing in securities and other investment opportunities. Castlerigg International Holdings Limited, or CIHL, is the controlling shareholder of CMI and CIL is the controlling shareholder of CIHL. Sandell Asset Management Corp., or SAMC, is the discretionary investment manager of CIL, CIHL and CMI. Thomas Sandell is the controlling shareholder, Chief Executive Officer and Portfolio Manager of SAMC.

(2)

Includes presently exercisable options to acquire 50,000 shares of common stock.

(3)

Includes 2,100,000 shares of common stock, warrants to purchase 117,001 shares of common stock and an unsecured convertible note that is convertible into 666,667 shares of common stock.

(4)

Includes warrants to purchase 243,335 shares of common stock.

(5)

Includes  presently exercisable options to acquire a total of 100,000 shares of common stock and 250,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Solomon’s retirement from the Board of Directors.

(6)

Includes presently exercisable options to acquire 175,000 shares of common stock and 50,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Boyd’s retirement from the Board of Directors.

 (7)

Includes warrants, presently exercisable options and vested restricted stock units to acquire a total of 868,335 shares of common stock held by all directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, information regarding our compensation plans under which shares of our common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities)
Equity compensation plans approved by security holders (1)	885,000	$1.69	2,865,000
Equity compensation plans not approved by security holders (2)	4,111,530	$1.53	1,656,179
Total	4,996,530	$1.56	4,521,179

(1)

Our 2008 equity incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock and share equivalents, such as restricted stock units, to our employees, directors and consultants. The plan covers a total of 4,000,000 shares of our common stock.  As of December 31, 2009, restricted stock units representing 250,000 shares of our common stock had been settled.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.

(2)

Our 2004 long-term incentive plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants.  The plan covers a total of 6,000,000 shares of our common stock.  As of December 31, 2009, options to purchase 232,291 shares of common stock had been exercised.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

On December 23, 2009, we entered into an amendment agreement with Leon Frenkel, the holder of our unsecured convertible note in the principal amount of $1.0 million.  Mr. Frenkel is an affiliate of ours due to his beneficial ownership of 5.9% of our outstanding common stock.  Pursuant to the amendment agreement, we extended the maturity date of the unsecured convertible note to December 22, 2010 and increased the interest rate on the note to 8%.

On March 26, 2010, we entered into an amendment and extension agreement with Castlerigg Master Investments Ltd., the holder of our senior secured convertible note in the principal amount of $15.0 million.  Castlerigg is an affiliate of ours due to its beneficial ownership of 13.1% of our outstanding common stock.  Pursuant to the amendment and extension agreement, we extended the maturity date of the senior secured convertible note from December 21, 2010 to December 21, 2011.  This extension of the maturity date is conditioned upon us raising at least $6,000,000 of gross proceeds from the sale of our equity securities by September 30, 2010.  If the additional funding is not completed, the maturity date reverts back to December 21, 2010.  In exchange for extending the maturity date, we are required to issue to Castlerigg 1,000,000 shares of our common stock.  In addition, we agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, we will be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to Castlerigg; (ii) we will not make principal payments on our $1.0 million unsecured convertible note without the written permission of Castlerigg; and (iii) we will grant board observation rights to Castlerigg.

For a description of our policies and procedures related to the review, approval or ratification of related person transactions, see “Conflict of Interest Policy” under Item 10, “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2009	2008
Audit fees	$ 75,000	$ 107,208
Audit-related fees	--	--
Tax fees	8,020	4,625
All other fees	--	--
Total	$ 83,020	$ 111,833

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2009 and 2008.  In addition, these fees for 2009 included fees associated with our registration statement under the Securities Act of 1933, as amended, filed with the SEC.  All audit fees incurred during 2009 and 2008 were pre-approved by the audit committee.

Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2009 and 2008 were pre-approved by the audit committee.

The audit committee has adopted a policy that requires advance approval of all services performed by the independent auditor when fees are expected to exceed $15,000.  The audit committee has delegated to the audit committee chairman, Mr. Boyd, authority to approve services, subject to ratification by the audit committee at its next committee meeting.

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

10.2*	Employment Agreement of James E. Solomon dated September 19, 2008. (Filed herewith.)
10.3*

Broadcast International 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.4*	Broadcast International 2008 Equity Incentive Plan. (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2009.)
10.5

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

10.8

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

10.11

Amendment and Extension Agreement dated March 26, 2010 to 6.25% Senior Secured Convertible Promissory Note dated December 21, 2007 between Broadcast International and the holder thereof. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2010.)

10.12

Warrant to Purchase Common Stock dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.13

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

Broadcast International, Inc.

Date: March 31, 2010	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2010	/s/ James E. Solomon

By: James E. Solomon
Its: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Dated: March 31, 2010	/s/ R. Phil Zobrist

By: R. Phil Zobrist
Its: Director

Date: March 31, 2010	/s/ William Boyd

By: William Boyd
Its: Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Broadcast International, Inc.

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Broadcast International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Broadcast International, Inc.'s internal control over financial reporting as of December 31, 2009, included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations and has a deficit in stockholders’ equity and working capital.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates LLC

HJ & Associates, LLC

Salt Lake City, Utah

March 31, 2010

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
ASSETS

Current assets
Cash and cash equivalents	$3,558,336	$263,492
Accounts receivable, net	357,221	1,187,660
Inventory	28,118	105,410
Prepaid expenses	209,636	128,042

Total current assets	4,153,311	1,684,604

Property and equipment
Furniture and fixtures	171,031	171,031
Leasehold improvements	377,724	382,695
Machinery and equipment	4,247,575	6,362,130
Accumulated depreciation and amortization	(2,417,715)	(3,104,479)

Property and equipment, net	2,378,615	3,811,377

Other assets
Patents, net	185,190	177,413
Debt offering costs	906,525	447,525
Long-term investments	2,416,235	274,264
Deposits and other assets	9,058	422,974

Total other assets	3,517,008	1,322,176

Total assets	$10,048,934	$6,818,157

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2008	2009
LIABILITIES:

Current liabilities
Accounts payable	$893,130	$2,023,378
Accrued payroll and related expenses	380,162	385,349
Other accrued expenses	541,435	180,695
Unearned revenue	428	91,729
Current debt obligations (net of $274,188 and $4,078,631 discount)	725,812	13,354,166
Other current obligations	3,236	1,238,779
Derivative valuation	4,549,500	969,900

Total current liabilities	7,093,703	18,243,996

Long-term liabilities
Convertible debt (net of discount of $8,269,931 and $0, respectively)	6,730,069	162,500
Other long-term obligations	6,937	2,494,512

Total liabilities	13,830,709	20,901,008

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:

Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 38,761,760 and 39,690,634 shares issued and outstanding, respectively	1,938,088	1,984,532
Additional paid-in capital	74,727,642	77,760,811
Accumulated deficit	(80,447,505)	(93,828,194)

Total stockholders’ deficit	(3,781,775)	(14,082,851)

Total liabilities and stockholders’ deficit	$10,048,934	$6,818,157

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2009

Net sales	$3,401,847	$3,627,571

Cost of sales	3,378,361	3,180,284

Gross margin	23,486	447,287

Operating expenses
Administrative and general	7,974,204	5,991,317
Selling and marketing	1,348,179	651,322
Research and development in process	5,083,056	3,584,019
Impairment of assets	2,504	--
Depreciation and amortization	500,577	756,481

Total operating expenses	14,908,520	10,983,139

Total operating loss	(14,885,034)	(10,535,852)

Other income (expense)
Interest income	351,229	19,055
Interest expense	(5,980,318)	(6,605,988)
Derivative liability valuation gain	8,256,623	3,579,600
Unrealized loss on long-term investments	(233,765)	--
Gain on sale of securities	--	208,029
Other income (expense)	17,115	(45,533)

Total other income (expense)	2,410,884	(2,844,837)

Loss before income taxes	(12,474,150)	(13,380,689)

Provision for income taxes
Current tax expense	--	--

Total provision for income taxes	--	--

Net loss	$(12,474,150)	$(13,380,689)

Loss per share – basic and diluted	$(0.32)	$(0.34)

Weighted average shares basic and diluted	38,517,000	39,235,000

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional Paid-in Capital	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2007	37,775,034	$1,888,752	$69,078,449	$(25,000)	$(67,973,355)	$2,968,846

Common stock issued for services and prepaid services	244,000	12,200	714,990	--	--	727,190

Common stock issued from debt conversion	36,337	1,817	140,288	--	--	142,105

Common stock issued for cash	--	--	--	25,000	--	25,000

Common stock issued from option exercises	2,258	113	637	--	--	750

Common stock issued for warrant exercises	604,400	30,220	2,276,697	--	--	2,306,917

Common stock issued in exchange for IDI shares	99,731	4,986	244,514	--	--	249,500
Stock based compensation	--	--	2,272,067	--	--	2,272,067

Net loss	--	--	--	--	(12,474,150)	(12,474,150)
Balance, December 31, 2008	38,761,760	$1,938,088	$74,727,642	$--	$(80,447,505)	$(3,781,775)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009 AND 2008
(CONTINUED)

			Additional Paid-in Capital	Stock Subscriptions Receivable	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2008	38,761,760	$1,938,088	$74,727,642	$--	$(80,447,505)	$(3,781,775)

Common stock issued for services and prepaid services	207,432	10,372	233,628	--	--	244,000

Common stock issued for purchase of software license	250,000	12,500	312,500	--	--	325,000

Common stock issued for settlement of Restricted Stock Units	250,000	12,500	(12,500)	--	--	--

Common stock issued for warrant exercises	50,000	2,500	56,000	--	--	58,500

Common stock issued in exchange for IDI shares	165,048	8,252	248,013	--	--	256,265
Stock based compensation	6,394	320	2,195,528	--	--	2,195,848

Net loss	--	--	--	--	(13,380,689)	(13,380,689)
Balance, December 31, 2009	39,690,634	$1,984,532	$77,760,811	$--	$(93,828,194)	$(14,082,851)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(12,474,150)	$(13,380,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524,745	907,311
Loss (gain) on retirement of assets	(363)	34,329
Common stock issued for services	239,190	244,000
Capitalized interest	--	1,396,250
Common stock issued for acquisition in excess of asset valuation	249,500	256,265
Stock based compensation	2,272,067	2,195,848
Extinguishment of debt	6,056	--
Accretion of senior convertible notes payable	4,192,057	4,191,300
Accretion of Frankel convertible note payable	333,336	274,188
Unrealized loss on long-term investments	233,765	--
Derivative liability valuation loss (gain)	(8,256,623)	(3,579,600)
Allowance for doubtful accounts	241,247	82,325
Impairment of assets	2,504	--
Gain on securities available for sale	--	(208,029)
Changes in assets and liabilities:
Accounts receivable	(377,634)	(912,764)
Inventories	29,100	(56,232)
Prepaid and other assets	2,727,338	(7,322)
Debt offering costs	461,058	459,000
Accounts payable	(101,053)	1,282,493
Accrued liabilities	406,005	(355,553)
Deferred revenues	(168,931)	91,301
Net cash used in operating activities	(9,460,786)	(7,085,579)

Cash flows from investing activities:
Purchase of equipment	(1,899,337)	(2,544,381)
Proceeds from sale of assets	11,882	4,451
Purchase of available-for-sale securities	(11,600,000)	--
Proceeds from sale of available-for-sale securities	8,950,000	2,350,000
Net cash used in investing activities	$(4,537,455)	$(189,930)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2008	2009
Cash flows from financing activities:
Principal payments – debt	$(513)	$(1,615,052)
Proceeds from equipment financing	--	4,100,670
Proceeds from the exercise of stock options	750	--
Proceeds from the exercise of warrants	933,040	58,500
Proceeds from the sale of stock subscription receivable……………………………………...….	25,000	--
Proceeds from notes payable	--	1,436,547
Net cash provided by financing activities	958,277	3,980,665

Net increase (decrease) in cash and cash equivalents	(13,039,964)	(3,294,844)
Cash and cash equivalents, beginning of year	16,598,300	3,558,336
Cash and cash equivalents, end of year	$3,558,336	$263,492
Supplemental disclosure of cash flow information:
Interest paid	$51,108	$258,269
Income taxes paid	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2009

Note 1 – Organization and Basis of Presentation

Broadcast International, Inc. (the Company) is the consolidated parent company of BI Acquisitions, Inc. (BI), a wholly-owned subsidiary, and Interact Devices, Inc. (IDI), a 94% owned subsidiary.

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

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation and subsequent share acquisitions, for the years ended December 31, 2009 and 2008, the Company owned, on a fully diluted basis, approximately 55,415,997 and 52,940,283 common share equivalents of IDI, representing approximately 94% and 89%, respectively of the equity of IDI.

The audited consolidated financial statements herein include operations from January 1, 2008 to December 31, 2009. IDI produced losses from operations during the period; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

Note 2 – Significant Accounting Policies

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2009 and 2008, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Depreciation recognized on property, plant and equipment totaled $899,534 and $515,094 for the year ended December 31, 2009 and 2008, respectively, of which $150,830 and $24,168 was allocated to cost of sales in 2009 and 2008, respectively.  Loss on the disposal of assets for the year ended December 31, 2009 was $34,329 and gain on the disposal of assets for the year ended December 31, 2008 was $363, all of which was recorded in other income (expense).

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2009, the United States Patent and Trademark Office had approved seven patents.  Additionally, eight foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward. For the year ended December 31, 2008, we recorded a $2,504 valuation impairment related to the discontinuation of patent applications in three foreign countries.

Amortization expense recognized on all patents totaled $7,777 and $9,651 for the year ended December 31, 2009 and 2008, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2010, for each of the next five years is as follows:

Year ending December 31:
2010	$12,231
2011	12,231
2012	12,231
2013	11,763
2014	11,763

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

As previously discussed, we recorded an impairment of long-lived assets of $2,504 for the year ended December 31, 2008, related to our patents. After our review at December 31, 2009 it was determined that no adjustment was required.

Stock-based Compensation

Stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Income Taxes

We account for income taxes in accordance with the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $3,584,019 and $5,083,056 of research and development costs for the years ended December 31, 2009 and 2008, respectively.

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

In 2009, we had 1 customer that individually constituted 72% of our total revenues, with no other single customer representing more than 5% of total revenues.  Our largest customer signed a three year contact which we began servicing in the second half of 2009. In 2008, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 29%, 11% and 10% of our revenues, respectively.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 13,167,337 shares of common stock at prices ranging from $.04 to $36.25 per share were outstanding at December 31, 2009. Options and warrants to purchase 14,943,393, shares of common stock at prices ranging from $.02 to $45.90 per share were outstanding at December 31, 2008. There were 885,000 and 425,000 restricted stock units outstanding at December 31, 2009 and 2008, respectively. As we experienced a net loss during the years ended December 31, 2009 and 2008, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2009 and 2008 were $4,013 and $203,980, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements in order for them to conform to the classifications used for the 2009 year.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC have become non-

authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

In April 2009, the FASB issued guidance under ASC 825-10, Financial Instruments (FSP SFAS 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”).  This guidance amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance for the second quarter 2009.  See Note 12 for required disclosures.

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

In May 2009, the FASB issued guidance under ASC 855, Subsequent Events, (SFAS No. 165, “Subsequent Events”). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for fiscal years and interim periods ending after June 15, 2009. We adopted this guidance effective June 30, 2009. The adoption of this guidance did not have a material impact on our financial statements. See Note 17 for required disclosure.

In June 2009, the FASB issued guidance under ASC 860, Transition Related to FASB Statement No. 166, Accounting for Transfers of Financial Assets (SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”).  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  This guidance is effective for us beginning on January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In June 2009, the FASB issued guidance under ASC 810, Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  Among other items, this guidance responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. This guidance is effective for us beginning on January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In August 2009, the FASB issued guidance under Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”.  This guidance clarifies how the fair value a liability should be determined.  This guidance is effective for the first reporting period after issuance.  We adopted this guidance for our year ending December 31, 2009 and it did not have a material impact on our financial statements.

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

Note 4 – Accounts Receivable

Included in our $1,187,660 and $357,221 net accounts receivable for the years ending December 2009 and 2008, respectively, were (i) $1,211,815 and $437,955 for billed trade receivables, respectively; (ii) $69,833 and $12,856 of unbilled trade receivables, respectively; (iii) $179 and $0 for employee travel advances and other receivables, respectively; less (iv) $94,167 and $93,590 for allowance for uncollectible accounts, respectively.

Included in the numbers above is our single largest customer for each year ended December 31, 2009 and, 2008, which provided 72% and 28% of total revenue and represented 88% and 27% of our trade receivables on December 31, 2009 and 2008, respectively. Our largest customer in 2009 signed a three year agreement which we began servicing in the second half of 2009. The agreement with our largest customer in 2008 expired on December 31, 2008 and was not renewed.  Any material reduction in revenues generated from any one of our largest customers could harm our results of operations, financial condition and liquidity.

In 2009, we had 1 customer that individually constituted 72% of our total revenues, with no other single customer representing more than 5% of total revenues.  In 2008, we had 3 customers that individually constituted greater than 10% of our total revenues, which represented 29%, 11% and 10% of our revenues, respectively.

Note 5 – Investment in Interact Devices, Inc (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became CodecSys.

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue.

Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,800 shares of our common stock,  and  cash of approximately $312,768 in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents in IDI to approximately 51,426,719 shares.

During the years ended December 31, 2009 and 2008, we acquired 2,475,714 and 1,513,564 of IDI common share equivalents in exchange for 165,048 and 99,731 shares of our common stock valued at $256,265 and $249,500, respectively. Additionally in 2008 we included a cash payment of $547. At December 31, 2009, we owned approximately 55,415,997 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents.  The minority interest in IDI has not been reflected in the accompanying consolidated financial statements with the liabilities of IDI exceeding its assets and IDI incurring losses from operations for all periods presented.  Accordingly, the assets, liabilities and results of operations of IDI have been fully consolidated.

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of December 31, 2009 and 2008, we have advanced an aggregate amount of $2,586,929 and $2,139,177 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 6 – Notes Payable

The recorded value of our notes payable for the years ending December 31, 2009 and 2008 was as follows:

	2009	2008
Senior Secured 6.25% Convertible Note	$12,317,619	$6,730,069
Unsecured Convertible Note	1,000,000	725,812
Auction Rate Preferred Securitas Note	162,500	--
AFCO Note Payable	36,547	--
Total	13,516,666	7,455,881
Less Current Portion	(13,354,166)	(725,812)
Total Long-term	$162,500	$6,730,069

AFCO Note Payable

On November 6, 2009 we entered into a Commercial Premium Finance Promissory Note with AFCO Credit Corporation. The beginning principal of the note was $36,547 and is payable in 11 monthly installments beginning Jan 1, 2010 and bears a 7.8% annual interest rate.

Auction Rate Preferred Securities Secured Note

On January 5, 2009, we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (“ARPS”). This loan is subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan is secured by the ARPS held by the company in an account at the brokerage company, and bears an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrues monthly and is payable on the fifth business day of every month. The principal and any accrued interest are immediately due upon demand by the lender. During the year ended December 31, 2009, we had redeemed $2,350,000 (par value) of our ARPS and have a balance of $300,000 (par value) awaiting redemption. We have remitted $1,237,500 of the principal balance on our ARPS note and as of

December 31, 2009 the outstanding balance is $162,500.  Due to the current illiquidity of the remaining ARPS, we have classified both the ARPS with unknown redemption dates and the balance of our auction rate securities note as non-current. We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.

Senior Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 (which principal amount has been increased as discussed below).  The senior secured convertible note was originally due December 21, 2010, but has been conditionally extended to December 21, 2011 depending on our future financing efforts, as discussed in Notes 15 and 16.  Because of this financing condition, the maturity date may revert back to December 21, 2010.  The senior secured convertible note bears interest at 6.25% per annum if paid in cash.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances or may be capitalized and added to the principal.  The note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements. In August 2009, we received a waiver from the note holder releasing their security interest for the equipment purchased under our sale lease back financing. See Note 7.

In connection with the financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  The warrants are exercisable any time for a five-year period beginning on the date of grant.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note.  The warrants and the embedded conversion feature and prepayment provision of the senior secured convertible notes have been accounted for as derivatives.

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

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any (In August 2009 we received a waiver from the note holder releasing their security interest for the equipment purchased under our sale lease back financing).;

•

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the senior secured convertible note.

We recorded an aggregate derivative liability of $765,300 and $3,782,900, respectively, and derivative valuation gain of $3,017,600 and $4,837,200, respectively, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2009 and December 31, 2008.  The aggregate derivative liability of $765,300 included $90,300 for the note conversion feature and $675,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk−free interest rate between 0.47% and 1.70%, (ii) expected life (in years) of 1.0 for the conversion feature and 3.0 for the warrants; (iii) expected volatility of 84.15% for the conversion feature and 95.91% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.18.

During the year December 31, 2009, the original principal value of $15,000,000 of the 6.25% senior secured convertible note was increased by $1,396,250 to $16,396,250 (convertible into 3,008,486 common shares), for interest capitalized rather than making a payment in cash. Capitalized interest is computed at 9% and was included in interest expense.

The original principal value of the note is being accreted over the term of the obligation, for which $4,191,300 was included in interest expense for each of the years ended December 31, 2009 and 2008.

Unsecured Convertible Note

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into, on or prior to October 30, 2006, a convertible note securities agreement.  It was intended that the funding provided by Triage be replaced by a convertible note and accompanying warrants, as described below.  Effective November 2, 2006, we entered into securities purchase agreement, a 5% convertible note, a registration rights agreement, and four classes of warrants to purchase our common stock, all of which were with an individual note holder, the controlling owner of Triage, who caused our agreement with Triage to be assigned to him, which satisfied our agreement with Triage. The warrants and the embedded conversion feature of the unsecured convertible note have been accounted for as derivatives.

On August 27, 2009, we completed an equipment lease financing transaction with a financial institution for which we received a waiver from our 6.25% convertible note holder releasing their security interest in the equipment purchased under this sale lease back financing. The Master Lease Agreement with the financial institution pursuant to which we will sell to the financing institution certain telecommunications equipment to be installed at 1981 of our customer’s retail locations. We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease. See Note 6.

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

During the year ended December 31, 2007, the convertible note holder exercised 454,000 A Warrants at an exercise price of $1.60 per share. On October 31, 2007, we entered into an exchange agreement in which the convertible note holder received 650,000 shares of our common stock in exchange for cancellation of the C and the D Warrants.  The expiration date of the A Warrants and the B Warrants were extended from January 11, 2008 to December 3, 2008.

During the year ended December 31, 2008, the convertible note holder exercised 64,400 A Warrants at an exercise price of $1.60 per share providing $103,040 in funding to us. On December 3, 2008, the remaining 231,600 A Warrants and 750,000 B Warrants were unexercised and expired.

On December 23, 2009 we entered into an amendment with the note holder which (i) extended the note maturity date to December 22, 2010 and (ii) increased the annual rate of interest from 5% to 8% commencing October 16, 2009. All other terms and conditions of the note remain unchanged.

We recorded an aggregate derivative liability of $200,000 and $726,700, respectively, and a derivative valuation gain of $526,700 and $3,260,860, respectively, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2009 and December 31, 2008.  The aggregate derivative liability of $200,000 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk−free interest rate 0.47%, (ii) expected life (in years) of 1.0; (iii) expected volatility of 84.15%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.18.

The principal value of $1,000,000 of the unsecured convertible note was being accreted over the term of the obligation, for which $274,188 and $333,336 was included in interest expense for the years ended December 31, 2009 and 2008, respectively. Interest on the principal of the note for the years ended December 31, 2009 and 2008 totaled $57,689 and $50,004, respectively, and was included in interest expense.

Senior Secured 6% Convertible Notes

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights, to four institutional funds.  The senior secured convertible notes were originally due May 16, 2008 and were originally convertible into 1,200,000 shares of our common stock at a conversion price of $2.50 per share.  On March 16, 2006, we entered into a waiver and amendment agreement (discussed below), which adjusted the conversion rate to $1.50 per share.  The warrants and the embedded conversion feature of the senior secured convertible notes have been accounted for as derivatives.

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

On September 13, 2007, one of the institutional funds assigned $54,505 of its convertible note and certain associated warrants to a third party. This final portion of the note was converted into 36,337 shares of our common stock in the year ended December 31, 2008.

During the year ended December 31, 2007, four of the institutional funds exercised an aggregate of 667,298 of their A and B warrants at an exercise price of $1.50.

During the year ended December 31, 2008, three of the institutional funds exercised an aggregate of 500,000 of their A and B warrants at an exercise price of $1.50 providing $750,000 in funding to us.  As of December 31, 2008, there were 32,702 remaining warrants outstanding.

We recorded an aggregate derivative liability of $4,600 and $39,900, respectively, and a derivative valuation gain of $35,300 and $158,563, respectively, to reflect the change in value of the aggregate derivate liability for the years ended December 31, 2009 and 2008.  The aggregate derivative liability for the outstanding warrants of $4,600 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 0.13%; (ii) expected life (in years) of 0.40; (iii) expected volatility of 79.89%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.18.

The principal value of the senior secured convertible note outstanding was accreted over the term of the obligation, for which $757 was included in interest expense for the year ended December 31, 2008. The note bore a 6% annual interest rate payable semi annually, and for the year ended December 31, 2008, $136 was included in interest expense.

Note 7 – Equipment Financing

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

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease. We received a waiver from our 6.25% convertible note holder releasing their security interest in the equipment purchased under this sale lease back financing. See Note 6.

The sale leaseback financing arrangement with the financial institution related to the purchase and deployment of certain digital signage equipment for a new customer.  As a result of this financing, we incurred an obligation to make 36 monthly payments of approximately $141,000 plus applicable sales taxes. The proceeds of the financing are being used to purchase and install the digital signage equipment for our customer and for general working capital purposes.  We have the right to terminate the lease after making 33 payments for a termination fee of approximately $451,000 after which time we would own all of the equipment.  We have accounted for this arrangement as a capital lease.

For the year ended December 31, 2009, we had purchased approximately $2,004,623 of the equipment that will be placed at the customer sites. During 2009 we had made lease payments totaling approximately $562,794 of which $374,290 was applied toward the outstanding lease and $188,504 was included in interest expense. Additionally, we paid a lease acquisition fee of $150,792 which is being expensed over the life of the lease of which $16,744 was included in interest expense for the year ended December 31, 2009.

Note 8 – Operating Leases

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 36-month lease, the term of which ends October 31, 2010.  The lease covers approximately 13,880 square feet of office space leased at a rate of $26,316 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a 7-month lease, at the rate of $9,330 per month, the term of which ends March 31, 2010. At the end of the year we also occupied 1,630 square feet of office space located at 160 Blue Ravine, Folsom, California 95630, on a month-to-month basis, at a cost of $2,600 per month.  We use this space for development of our CodecSys technology.  We have no other properties.  We recognized rent expense of approximately $516,684 and $507,622, in 2009 and 2008, respectively.

We also lease copy machines on multi-year leases that expire in March 2012 at a minimum rate of $672 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2009 are as follow:

2010	$299,213
2011	8,063
2012	1,344
$308,620

Note 9 – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2008 and 2009:

	2008	2009

Deferred tax assets
NOL carryforward	$15,210,286	$19,100,275
General business credit carryforwards	129,494	490,228
Deferred compensation	80,829	76,931
Unearned revenues	-	35,774
Allowance for doubtful accounts	36,500	36,725
Depreciation	25,333	-
Deferred tax liabilities
Depreciation	-	(647,895)

Valuation allowance	(15,482,442)	(19,092,038)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2009 due to the following:

	2008	2009

Federal income tax (expense) benefit at statutory rates	$5,204,430	$4,125,407
State income tax (expense) benefit at statutory rates	273,340	217,127
Options issues in contract terminations	-	-
Other	-	-
Change in valuation allowance	(5,477,770)	(4,342,534)
	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $49,000,000 that may be offset against future taxable income from the year 2010 through 2029.  No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 10 – Preferred and Common Stock

We have authorized two classes of stock, 20,000,000 shares of preferred stock with no par value and 180,000,000 shares of common stock with a $0.05 par value. No preferred stock has been issued, while 39,690,634 shares of common stock were issued and outstanding at December 31, 2009. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the year ended December 31, 2009, we issued 928,874 shares of our common stock as follows: (i) 250,000 shares for restricted stock unit settlements, (ii) 250,000 shares for purchase of a software license, (iii) 207,432 shares to consultants, (iv) 165,048 shares for conversion of IDI share equivalents (v) 50,000 shares for warrant conversions, and (vi) 6,394 shares for stock based compensation.

During the year ended December 31, 2008, we issued 986,726 shares of our common stock as follows: (i) 604,400 shares for warrant conversions, (ii) 244,000 shares to consultants, (iii) 99,731 shares for conversion of IDI share equivalents, (iv) 36,337 shares for note conversions, and (v) 2,258 shares for option exercises.

Note 11 – Stock-based Compensation

Stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at December 31, 2009 was 1,656,179.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 2,865,000 at December 31, 2009.

Stock Options

We estimate the fair value of stock option awards using the Black-Scholes option-pricing model. We then amortize the fair value of awards expected to vest on a straight-line basis over the requisite service periods of the awards, which is generally the period from the grant date to the end of the vesting period. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and expected option term.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award was granted with a maturity equal to the expected term of the stock option award. The expected option term is derived from an analysis of historical experience of similar awards combined with expected future exercise patterns based on several factors including the strike price in relation to the current and expected stock price, the minimum vest period and the remaining contractual period.

The fair values for the options granted in 2009 and 2008 were estimated at the date of grant using the Black−Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008
Risk free interest rate	3.48%	3.81%
Expected life (in years)	10.00	10.00
Expected volatility	81.99%	77.72%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended December 31, 2009 and 2008, was $1.11 and $2.44, respectively.

Warrants

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

The fair values for the warrants granted in 2009 and 2008 were estimated at the date of grant using the Black−Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2009	2008
Risk free interest rate	1.73%	2.39%
Expected life (in years)	2.40	2.36
Expected volatility	93.67%	86.53%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants granted during the years ended December 31, 2009 and 2008, was $0.65 and $1.40, respectively.

For the year ended December 31, 2009 we recognized $1,843,848 of stock based compensation expense with $328,163 and $1,515,685 recorded in our research and development and general and administrative departments, respectively, for (i) $56,571 for the vested portion of 354,997 options granted to twenty six employees, (ii) $652,018 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2009, (iii) $458,572 for the earned portion of 2,280,000 warrants issued to one corporation and six individuals, (iv) $8,687 for the issuance of an aggregate of 6,394 shares of common stock for two members of the board of directors for services rendered prior to their resignation, (v) $748,000 for 550,000 restricted stock units awarded to two employees in exchange for surrendering 1,016,112 incentive stock options and (vi) $80,000 valuation credit related to 125,000 restricted stock units awarded to six members of the board of directors and 35,000 restricted stock units awarded to two consultants of the company for services rendered in 2007 and 2008 awarded in 2009. At December 31, 2008, a $352,000 liability was recorded for the value of the above mentioned restricted stock units. At February 16, 2009, the award date, the value was $272,000 resulting in the $80,000 expense credit mentioned above.

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

The following table summarizes option and warrant activity during the years ended December 31, 2009 and 2008.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2007	16,034,019	$2.10
Options granted	496,500	2.44
Warrants issued	500,000	1.40
Expired	(982,000)	1.72
Forfeited	(498,468)	2.18
Exercised	(606,658)	1.54

Outstanding at December 31, 2008	14,943,393	2.20
Options granted	354,997	1.33
Warrants issued	2,280,000	1.26
Expired	(1,696,257)	2.98
Forfeited	(2,664,796)	0.84
Exercised	(50,000)	1.17

Outstanding at December 31, 2009	13,167,337	$2.19

The following table summarizes information about stock options and warrants outstanding at December 31, 2009.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.02-0.04	248,383	0.58	$0.04	248,383	$0.04
0.33-0.95	1,664,299	4.84	0.72	1,580,966	0.71
1.06-6.25	11,252,255	2.35	2.45	10,579,757	2.47
9.50-11.50	1,600	2.17	10.50	1,600	10.50
36.25	800	1.42	36.25	800	36.25
$0.02-36.25	13,167,337	2.63	$2.19	12,411,506	$2.20

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0 and $7,379, respectively. The total intrinsic value of options and warrants available and options and warrants exercisable at December 31, 2009 was approximately $1,183,066 and $1,163,900, respectively.  The total cash received as a result of stock option exercises during the years ended December 31, 2009 and 2008 were approximately $0 and $750, respectively.

Restricted Stock Units

For the years ended December 31, 2009 and 2008, 710,000 and 425,000 restricted stock units were awarded, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule.  All of the restricted stock units vested during the year they were awarded.

The following is a summary of restricted stock unit activity for the years ended December 31, 2009 and 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2008	--
Awarded at fair value	425,000	$ 2.40
Canceled/Forfeited	--	--
Outstanding at December 31, 2009	425,000	2.40
Awarded at fair value	710,000	1.55
Canceled/Forfeited	--	--
Settled by issuance of stock	(250,000)	2.19
Outstanding at December 31, 2009	885,000	$ 1.69
Vested at December 31, 2009	885,000	$ 1.69

For the year ended December 31, 2009, we recognized a $668,000 net expense in general and administrative expenses related to restricted stock units as follows: (i) $748,000 for 550,000 restricted stock units awarded to two employees in exchange for 1,016,112 outstanding options, (ii) $80,000 valuation credit of (a) $62,500 for 125,000 restricted stock units which had been awarded to five directors for services rendered in 2007 with a value of $275,000 at December 31, 2008 and with a value of $212,500 on February 16, 2009, the award date, and (b) $17,500 for 35,000 restricted stock units which had been awarded to two consultants of the company for services rendered in 2008 with a value of $77,000 on December 31, 2008 and with a value of $59,500 on February 16, 2009, the award date.

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

The impact on our results of operations for recording stock-based compensation for the years ended December 31, 2009 and 2008 is as follows:

	For the years ended December 31,
	2009	2008
General and administrative	$ 1,515,685	$ 2,242,163
Research and development	328,163	381,904

Total	$ 1,843,848	$ 2,624,067

Total unrecognized stock-based compensation was $1,149,922 at December 31, 2009, which we expect to recognize over the next three years in accordance with vesting provisions as follows:

2010	$ 760,985
2011	325,773
2012	63,164
Total	$ 1,149,922

Note 12 – Fair Value Measurements

The company has certain financial instruments that are measured at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A three-tier fair value hierarchy has been established which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  These tiers include:

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2009:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserve securities	263,492	263,492	-	-
Auction rate preferred securities	274,264	-	-	274,264
Total assets measured at fair value	$537,756	$263,492	$-	$274,264

Liabilities
Derivative valuation (1)	$969,900	$-	$-	$969,900
Total liabilities measured at fair value	$969,900	$-	$-	$969,900

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2009.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2008	$(4,549,500)	$2,416,235	$(2,133,265)
Total gains or losses (realized and unrealized)
Included in net loss	3,579,600	208,029	3,787,629
Valuation adjustment	-	--	--
Purchases, issuances, and settlements, net	-	(2,350,000)	(2,350,000)
Transfers to Level 3	-	-	-
Balance at December 31, 2009	$(969,900)	$274,264	$(695,636)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our consolidated balance sheet.

Auction Rate Preferred Securities

As of December 31 2009, we had investments in ARPS, which are classified as long-term investments on our consolidated balance sheet and are reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by us failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of December 31, 2009.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer

The ARPS held by us at December 31, 2009, totaling $300,000 ($274,264 fair value) were in AAA rated funds.  Due to our belief that the market for our ARPS may take in excess of twelve months to fully recover, we have classified these investments as non-current.  During the year ended December 31, 2009, $2,350,000 of our $2,650,000 ARPS, held at December 31, 2008, were redeemed at 100% of their par value. As a result of this redemption, we recorded a $208,019 gain on sale of securities held for sale and a net reduction of $2,141,971 in our securities available for sale.  As of December 31, 2009, we continue to earn interest on our ARPS under the default interest rate features of the ARPS.

On June 30, 2008, as a result of a temporary decline in fair value of our ARPS, which we attributed to liquidity issues rather than credit issues, we recorded an unrealized loss of $194,326 to accumulated other comprehensive loss.  At December 31, 2008, we recorded an aggregate impairment valuation loss of $233,765, when the decrease in value was considered other than temporary.

The ARPS held by us at December 31, 2008, totaling $2,650,000 were in AAA rated funds.  Due to our belief that the market for these instruments may take in excess of twelve months to fully recover, we had classified these investments as non-current.  During the nine months ended December 31, 2008, $8,950,000 of our $11,600,000 ARPS, held at March 31, 2008, were redeemed at 100% of their par value.

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

Note 13 – Retirement Plan

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan. We match contributions up to 100% of the first 3% of a participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2009 and 2008, we made matching contributions totaling $109,893 and $86,449, respectively.

Note 14 – Supplemental Cash Flow Information

        2009

•

During the year ended December 31, 2009, we issued 207,432 shares of our commons stock valued at $244,000 to two individuals for services rendered which is included in our general and administrative expense.

•

During the year ended December 31, 2009, we issued 250,000 shares of our common stock valued at $325,000 for the purchase of a software license which we are using as part of our services provided to our single largest customer. We have included it as an asset on our balance sheet and are recognizing expense over the life or our associated customer’s contract.

•

During the year ended December 31, 2009, we acquired 2,274,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development.

•

During the year ended December 31, 2009, we received $58,500 from the exercise of 50,000 warrants for one individual at an exercise price of $1.17 per share.

•

For the year ended December 31, 2009, an aggregate non-cash expense of $4,465,488 was recorded for the accretion of our convertible notes of which $4,191,300 is for the senior secured 6.25% note and $274,188 is for the unsecured convertible note.

•

For the year ended December 31, 2009, we recognized $1,843,848 of stock based compensation expense with $328,163 and $1,515,685 recorded in our research and development and general and administrative departments, respectively, for (i) $56,571 for the vested portion of 354,997 options granted to twenty six employees, (ii) $652,018 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2009, (iii) $458,572 for the earned portion of 2,280,000 warrants issued to one corporation and six individuals, (iv) $8,687 for the issuance of an aggregate of 6,394 shares of common stock for two members of the board of directors for services rendered prior to their resignation, (v) $748,000 for 550,000 restricted stock units awarded to two employees in exchange for surrendering 1,016,112 incentive stock options and (vi) $80,000 valuation credit related to 125,000 restricted stock units awarded to six members of the board of directors and 35,000 restricted stock units awarded to two consultants of the company for services rendered in 2007 and 2008 awarded in 2009. At December 31, 2008, a $352,000 liability was recorded for the value of the above mentioned restricted stock units. At February 16, 2009, the award date, the value was $272,000 resulting in the $80,000 expense credit mentioned above.

•

For the year ending December 31, 2009, we recognized $907,311 in depreciation and amortization expense from the following: (i) $150,830 related to cost of sales for equipment used directly by or for customers, (ii) $748,704 related to equipment other property and equipment, and (iii) $7,777for patent amortization.

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

Year	Amount

2008	$ 427,003
2009	60,997

Total	$ 488,000

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

•

For the year ended December 31, 2008, we recorded a non-cash expense of  $2,504 for the discontinuance of three foreign patents

•

For the year ending December 31, 2008, a non cash expense of $2,624,067 for stock-based compensation as follows: (i) $1,295,000 resulting from 550,000 restricted stock units awarded to five directors, (ii) $77,000 resulting from 35,000 restricted stock units awarded to two consultants, (iii) $260,277 for the vested portion of 496,500 options granted to seventeen employees, (iv) $609,125 for the vested portion of 500,000 warrants granted to three consultants, (v) $400,794 resulting from the vesting of options and warrants issued prior to January 1, 2008, (vi) ($18,129) credit for recovery of previously recorded expense of unvested options forfeited during the period

•

For the year ending December 31, 2008, we recognized $524,745 in depreciation and amortization expense from the following: (i) $24,168 related to cost of sales for equipment used directly by or for customers, (ii) $490,926 related to equipment other property and equipment, and (iii) $9,651for patent amortization.

•

For the year ended December 31, 2008, we acquired 1,513,564 IDI common share equivalents in exchange for 99,731 shares of our common stock valued at $249,500 and a cash payment of $547.

We paid no cash for income taxes during the years ended December 31 2009 and 2008.

Note 15 – Related Party Transactions

On December 23, 2009, we entered into an amendment with the holder of our unsecured convertible note in the principal amount of $1.0 million which (i) extended the note maturity date to December 22, 2010 and (ii) increased the annual rate of interest from 5% to 8% commencing October 16, 2009. All other terms and conditions of the note remain unchanged.

The Company entered into an amendment and extension agreement dated as of March 26, 2010 with the holder of its 6.25% senior secured convertible note, which provided for the change of the maturity date from December 21, 2010 to December 21, 2011.  The change in the maturity date is conditioned upon the Company raising at least $6,000,000 of gross proceeds from the sale of its equity securities by September 30, 2010.  If the additional funding is not completed, the maturity date reverts back to December 21, 2010.  In exchange for extending the maturity date, the Company is required to issue to the holder 1,000,000 shares of the Company’s common stock.  In addition, the Company agreed to the inclusion of three additional terms in the note: (i) from and after the additional funding, the Company will be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to the note holder; (ii) the Company will not make principal payments on the Company’s $1.0 million convertible note without the written permission of the holder of the 6.25% senior secured convertible note; and (iii) the Company will grant board observation rights to the note holder. Given these additional terms, unless the senior secured convertible note holder provides consent, of which there can be no assurance, the Company will be precluded from repaying the unsecured note when it becomes due on December 22, 2010.

Note 16 – Subsequent Events

Subsequent to December 31, 2009, we have issued an aggregate of 353,991 shares of our common stock as follows: i) 200,000 shares to a corporation for purchase of a codec software license ii) 118,991 shares to one corporation and four individuals for services rendered to the company and iii) 35,000 shares for settlement of restricted stock units to two individuals.

On March 26, 2010, we entered into an amendment and extension agreement with the holder of our 6.25% senior secured convertible note.  See Note 15 above.

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

10.2*	Employment Agreement of James E. Solomon dated September 19, 2008. (Filed herewith.)
10.3*

Broadcast International 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.4*	Broadcast International 2008 Equity Incentive Plan. (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2009.)
10.5

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

10.8

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

10.11

Amendment and Extension Agreement dated March 26, 2010 to 6.25% Senior Secured Convertible Promissory Note dated December 21, 2007 between Broadcast International and the holder thereof. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2010.)

10.12

Warrant to Purchase Common Stock dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.13

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

4772938_3.DOC