Form 10-Q
period 2010-03-31
BROADCAST INTERNATIONAL INC
filed 2010-05-17
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2010
Common Stock, $.05 par value	41,026,618 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

Part I - Financial Information

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

25

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

31

            Item 4.   Controls and Procedures

31

Part II -Other Information

            Item 1.   Legal Proceedings

32

            Item 1A. Risk Factors

32

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

32

            Item 3.   Defaults Upon Senior Securities

33

            Item 4.   [REMOVED AND RESERVED]

33

            Item 5.   Other Information

33

            Item 6.   Exhibits

34

Signatures

36

Part I.  Financial Information

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2010
		(Unaudited)
ASSETS:
Current assets
Cash and cash equivalents	$263,492	$412,072
Trade accounts receivable, net	1,187,660	990,572
Inventory	105,410	76,664
Prepaid expenses	128,042	138,914

Total current assets	1,684,604	1,618,222

Property and equipment, net	3,811,377	3,545,922

Other assets
Debt offering costs	447,525	1,322,775
Patents, net	177,413	175,023
Long-term investments	274,264	274,264
Deposits and other assets	422,974	749,323

Total other assets	1,322,176	2,521,385

Total assets	$6,818,157	$7,685,529

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,	March 31,
	2009	2010
LIABILITIES:		(Unaudited)
Current liabilities
Accounts payable	$2,023,378	$2,285,114
Payroll and related expenses	385,349	496,977
Other accrued expenses	180,695	294,576
Unearned revenue	91,729	1,856
Current portion of notes payable (net of discount of
$4,078,631 and $3,030,806, respectively)	13,354,166	15,436,196
Other current obligations	1,238,779	1,283,475
Derivative valuation	969,900	801,900

Total current liabilities	18,243,996	20,600,094

Long-term liabilities
Long-term portion of notes payable (net of discount
of $0 and $350,000, respectively)	162,500	162,500
Other long-term obligations	2,494,512	2,156,381

Total liabilities	20,901,008	22,918,975

Commitments and contingencies

STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares
authorized; none issued	-	-
Common stock, $.05 par value, 180,000,000 shares
authorized; 39,690,634 and 41,074,798 shares issued as
of December 31, 2009 and March 31, 2010, respectively	1,984,532	2,053,740
Additional paid-in capital	77,760,811	79,441,739
Accumulated deficit	(93,828,194)	(96,728,925)

Total stockholders’ deficit	(14,082,851)	(15,233,446)

Total liabilities and stockholders’ deficit	$6,818,157	$7,685,529

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2009	2010

Net sales	$376,089	$1,787,067

Cost of sales	419,476	1,273,043

Gross profit (loss)	(43,387)	514,024

Operating expenses:
Administrative and general	1,277,502	1,210,974
Selling and marketing	117,017	82,451
Research and development	782,740	736,135
Depreciation and amortization	186,367	192,637

Total operating expenses	2,363,626	2,222,197

Total operating loss	(2,407,013)	(1,708,173)

Other income (expense):
Interest income	8,860	2,403
Interest expense	(1,602,378)	(1,715,025)
Gain on derivative valuation	3,351,600	518,000
Gain on securities available for sale	4,411	-
Loss on sale of assets	(1,093)	-
Other expense	(2,435)	2,064

Total other income (expense)	1,758,965	(1,192,558)

Loss before income taxes	(648,048)	(2,900,731)

Provision for income taxes	--	-

Net loss	$(648,048)	$(2,900,731)

Net loss per share – basic and diluted	$(0.02)	$(0.07)

Weighted average shares – basic and diluted	38,849,100	40,039,200

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2010
Cash flows from operating activities:

Net loss	$(648,048)	$(2,900,731)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,970	389,017
Common stock issued for services	-	160,178
Common stock issued for in process research and development	135,000	-
Accretion of discount on convertible notes payable	1,131,159	1,047,825
Capitalized interest on convertible note	337,500	368,916
Stock based compensation	158,359	383,958
Loss (gain) on sale of assets	1,093	-
Gain on derivative liability valuation	(3,351,600)	(518,000)
Gain on sale of securities available for sale	(4,411)	-
Allowance for doubtful accounts	(14,185)	(23,910)
Changes in assets and liabilities:
Accounts receivable	141,051	220,998
Inventories	7,901	28,746
Debt offering costs	114,751	114,750
Prepaid and other assets	8,701	28,779
Accounts payable and accrued expenses	(242,045)	358,506
Deferred revenues	2,905	(89,873)

Net cash used in operating activities	(2,028,899)	(430,841)

Cash flows from investing activities:

Purchase of equipment	(209,269)	(142,433)
Proceeds from the sale of auction rate preferred securities	50,000	-
Proceeds from sale of assets	2,401	-

Net cash used in investing activities	(156,868)	(142,433)

Cash flows from financing activities:

Proceeds from the exercise of options and warrants	58,500	-
Principal payments on debt	(786)	(303,146)
Proceeds from notes payable	1,400,000	1,025,000

Net cash provided by financing activities	1,457,714	721,854

Net increase (decrease) in cash and cash equivalents	(728,053)	148,580

Cash and cash equivalents, beginning of period	3,558,336	263,492

Cash and cash equivalents, end of period	$2,830,283	$412,072

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2010

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2009 and March 31, 2010 and the results of operations for the three months ended March 31, 2009 and 2010, respectively, with the cash flows for each of the three month periods ended March 31, 2009 and 2010, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Note 2 - Reclassifications

Certain 2009 financial statement amounts have been reclassified to conform to 2010 presentations.

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required. We are actively seeking options to obtain additional capital and financing. There is no assurance we will be successful in our efforts. The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

Note 4 – Weighted Average Shares

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year.

As we experienced net losses during the three month periods ending March 31, 2010 and 2009, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 12,302,005 and 13,946,375, shares of common stock at prices ranging from $.02 to $45.90 and $.02 to $36.25 per share were outstanding at March 31, 2010 and 2009, respectively. Additionally, restricted stock units of 850,000 and 335,000 were outstanding at March 31, 2010 and 2009, respectively. Furthermore, the Company had convertible debt that was convertible into 4,092,844 and 3,480,887 shares of common stock at March 31, 2010 and 2009, respectively that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 5 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at March 31, 2010 was 1,606,179.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 2,865,000 at March 31, 2010.

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

The fair values for the options granted for the three months ended March 31, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2010	2009
Risk free interest rate	3.14%	2.77%
Expected life (in years)	7.5	10.0
Expected volatility	80.71%	80.47%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended March 31, 2010 and 2009, was $0.80 and $1.27, respectively.

Warrants

For the three months ended March 31, 2010, warrants to purchase an aggregate of 150,000 shares of our common stock were issued to three individuals. We estimate the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. We amortize the fair value of issued warrants using a vesting schedule based on the terms and conditions of each associated underling contract, as earned. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and warrant expected exercise term.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

The fair values for the warrants issued for the three months ended March 31, 2010 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk free interest rate	1.53%
Expected life (in years)	3.0
Expected volatility	93.75%
Expected dividend yield	0.00%

The weighted average fair value of warrants issued during the nine months ended March 31, 2010 was $0.64. There were no new warrants granted for the three months ended March 31, 2009.

Net loss for the three months ended March 31, 2010 and 2009 includes $383,958 and $158,359, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $383,958 for the three months ended March 31, 2010 is (i) $80,000 for 100,000 options granted to one member of the board of directors, (ii) $96,000 for 150,000 warrants issued to three individuals for consulting services and (iii) $207,958 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2010.

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

The impact on our results of operations for recording stock-based compensation for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009

General and administration	$ 296,725	$ 83,534
Research and development in process	87,233	74,825

Total	$ 383,958	$ 158,359

Due to unexercised options and warrants outstanding at March 31, 2010, we will recognize an additional aggregate total of $922,631 of compensation expense over the next three years based upon option and warrant award vesting parameters as shown below:

2010	$ 539,078
2011	320,389
2012	63,164

Total	$ 922,631

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2010.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2009	13,167,337	$2.19
Options granted	100,000	1.05
Warrants issued	150,000	1.08
Expired	(1,065,332)	2.01
Forfeited	(50,000)	2.40
Exercised	-	-

Outstanding at March 31, 2010	12,302,005	$2.18

The following table summarizes information about stock options and warrants outstanding at March 31, 2010.

	Outstanding			Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.02-0.04	248,383	0.33	$ 0.04	248,383	$ 0.04
0.33-0.95	1,664,299	4.60	0.72	1,664,299	0.72
1.06-6.25	10,386,923	2.40	2.47	9,716,924	2.51
9.50-11.50	1,600	1.92	10.50	1,600	10.50
36.25	800	1.17	36.25	800	35.25
$0.02-36.25	12,302,005	2.65	$ 2.18	11,632,006	$ 2.20

Restricted Stock Units

For the three months ended March 31, 2010 no restricted stock units were awarded. The value of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. During the three months ended March 31, 2010, 35,000 restricted stock units were settled by two individuals through the issuance of 35,000 shares of common stock.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2010.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2009	885,000	$ 1.69
Awarded at fair value	-	-
Canceled/Forfeited	-	-
Settled by issuance of stock	(35,000)	$ 1.70
Outstanding at March 31, 2010	850,000	$ 1.69
Vested at March 31, 2010	850,000	$ 1.69

Note 6 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At March 31, 2010 and December 31, 2009, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $990,572 and $1,187,660 net accounts receivable for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, were (i) $980,611 and $1,211,815 for billed trade receivables, respectively; (ii) $84,560 and $69,833 of unbilled trade receivables (iii) $341and $179 for employee travel advances and other receivables, respectively; less (iv) ($74,940) and ($94,167) for allowance for uncollectible accounts, respectively.

We have pledged $675,000 of our $990,572 net accounts receivable for the three months ended March 31, 2010 and have included a $675,000 liability in our current notes payable.

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

Amortization expense recognized on all patents totaled $2,390 and $1,915 for the three months ended March 31, 2010 and 2009, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2010, for each of the next five years is as follows:

Year ending December 31:
2010	$ 12,231
2012	12,231
2013	11,763
2014	11,763
2015	11,763

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $736,135 and $782,740 of research and development costs for the three months ended March 31, 2010 and 2009, respectively.

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

For the three months ended March 31, 2010, we had one customer that individually constituted 90% of our total revenues. For the three months ended March 31, 2009 we had three customers that individually constituted 10%

or more of our total revenues, which represented 22%, 19%, and 19% of our revenues, respectively. The customer in 2010 is not one of the same customers as in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Note 7 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the three months ended March 31, 2010 and year ended December 31, 2009 was as follows:

	December 31, 2009	March 31, 2010

Senior Secured 6.25% Convertible Note	$12,317,619	$13,734,360
Unsecured Convertible Note	1,000,000	1,000,000
Auction Rate Preferred Securities Secured Note	162,500	162,500
AFCO Note Payable	36,547	26,836
Unsecured 3% Convertible Note	-	-
Pledged A/R Note Payable	-	675,000
Total	13,516,666	15,598,696
Less Current Portion	(13,354,166)	(15,436,196)
Total Long-term	$162,500	$162,500

Unsecured 3% Convertible Note

On March 31, 2010 we entered into a $350,000 convertible note with an individual. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The unsecured 3% convertible note bears interest at 3% per annum paid in cash and is due on December 31, 2012. The principal of the note is convertible into shares of our common stock at a conversion price of $1.00 per share or at the price per share of the equity sold before September 30, 2010, convertible any time during the term of the note at the option of the holder or the company.

In connection with the financing, the unsecured 3% convertible note holder received warrants to acquire 350,000 shares of our common stock exercisable at $1.50 per share. The number of warrants and the conversion price of the stock may be changed based on sales of equity sold before September 30, 2010. The warrants are exercisable any time for a three-year period beginning on the date of grant. The warrants and the embedded conversion feature and prepayment provision of the senior secured convertible notes have been accounted for as derivatives.

On March 31, 2010 we recorded an aggregate derivative liability of $350,000 which included $187,129 for the note conversion feature and $162,871 for the warrants.  These values were calculated using the Black-Scholes pricing  model with the following assumptions: (i) risk free interest rate of 1.60% for the note and 1.60%for the warrants, (ii) expected life (in years) of 2.80 for the conversion feature and 3.00 for the warrants; (iii) expected volatility of 86.34% for the conversion feature and 87.19% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.00. The calculated values were apportioned to the note total of $350,000.

The original principal value of the note will be accreted over the term of the obligation.

Accounts Receivable Purchase Agreements

During the three months ended March 31, 2010 we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements we pledged certain out standing accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

AFCO Note Payable

On November 6, 2009 we entered into a Commercial Premium Finance Promissory Note with AFCO Credit Corporation. The beginning principal of the note was $36,547 and is payable in 11 monthly installments beginning Jan 1, 2010 and bears a 7.8% annual interest rate.

Auction Rate Preferred Securities Secured Note

On January 5, 2009, we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (“ARPS”). This loan is subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan is secured by the ARPS held by the company in an account at the brokerage company, and bears an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrues monthly and is payable on the fifth business day of every month. The principal and any accrued interest are immediately due upon demand by the lender. During the three months ended March 31, 2010, we had not redeemed any of our ARPS and have a balance of $300,000 (par value) awaiting redemption. During the three months ended March 31, 2010 we made no principal payments on our ARPS note and as of March 31, 2010 the outstanding balance is $162,500.  Due to the current illiquidity of the remaining ARPS, we have classified both the ARPS and the balance of our auction rate securities note as non-current. We intend to use the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.

 Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 (which principal amount has been increased as discussed below).The senior secured convertible note was originally due December 21, 2010, but has been conditionally extended to December 21, 2011 depending on our future financing efforts as discussed below. Because of this financing condition, the note may revert back to December 21, 2010. The senior secured convertible note bears interest at 6.25% per annum (which rate has been changed as discussed below) if paid in cash.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances or may be capitalized and added to the principal.  The original principal of the note is convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements. In August 2009 we received a waiver from the note holder releasing their security interest for the equipment purchased under our sale lease back financing. See Note 9.

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

The Company entered into an amendment and extension agreement dated as of March 26, 2010 with the holder of its 6.25% senior secured convertible note, which conditionally provided for the change of the maturity date of the note from December 21, 2010 to December 21, 2011. The change in the maturity date is conditioned upon the Company raising at least $6,000,000 of gross proceeds from the sale of its equity securities by September 30, 2010. If the additional funding is not completed, the maturity date reverts back to December 21, 2010. In exchange for extending the maturity date, the Company issued to the holder 1,000,000 shares of the Company’s common stock. In addition, the Company agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, the Company will be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to the note holder; (ii) the Company will not make principal payments on the Company’s $1.0 million convertible note without the written permission of the holder of the 6.25% senior secured convertible note; and (iii) the Company will grant board observation rights to the note holder. Given these additional terms, unless the senior secured convertible note holder provides consent, of which there can be no assurance, the Company will be precluded from repaying the unsecured note when it becomes due on December 22, 2010. The value of $990,000 for 1,000,000 shares issued above we added to the contract acquisition costs and will be amortized over the remaining life of the note.

As of March 31, 2010 and 2009, we recorded an aggregate derivative liability of $378,600 and $1,032,800, and derivative valuation gain of $386,600 and $2,750,100, to reflect the change in value of the aggregate derivative liability since December 31, 2009 and 2008, respectively.  The aggregate derivative liability of $378,600 included $3,600 for the note conversion feature and $375,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.41% for the note and 1.60%for the warrants, (ii) expected life (in years) of 0.70 for the conversion feature and 2.70 for the warrants; (iii) expected volatility of 73.23% for the conversion feature and 89.10% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.00.

During the three months ended March 31, 2010, the principal value of the 6.25% senior secured convertible note was increased by $368,916 to $16,765,166 (convertible into 3,076,177 common shares), for interest capitalized rather than making a payment in cash. During the three months ended March 31, 2009, the principal value of the 6.25% senior secured convertible note was increased by $337,500 for interest capitalized. Capitalized interest is computed at 9%.

The original principal value of the note is being accreted over the term of the obligation, for which $1,047,825 was included in interest expense for the three months ended March 31, 2010 and 2009. The note now bears a 6.25% annual interest rate payable quarterly and for the three months ended March 31, 2010 and 2009, $26,196 and $23,965 was accrued and included as interest expense.  For the three months ended March 31, 2010, $343,297 ($368,916 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest.  For the three months ended March 31, 2009, $314,062 ($337,500 offset by $23,438 note interest accrued in 2009) was included in interest expense for capitalized interest.

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

During the year ended December 31, 2007, the convertible note holder exercised 454,000 A Warrants. We entered into an exchange agreement dated October 31, 2007 in which the convertible note holder received 650,000 shares of our common stock in exchange for cancellation of the C and the D Warrants.  The expiration date of the A Warrants and the B Warrants was extended from January 11, 2008 to December 3, 2008. During the year ended December 31, 2008, the convertible note holder exercised 64,400 A Warrants. On December 3, 2008, the remaining 231,600 A Warrants and 750,000 B Warrants were unexercised and expired.

On December 23, 2009 we entered into an amendment with the holder of our unsecured convertible note in the principal amount of $1.0 million which (i) extended the note maturity date to December 22, 2010 and (ii) increased the annual rate of interest from 5% to 8% commencing October 16, 2009. All other terms and conditions of the note remain unchanged.

As of March 31, 2010 and 2009, we recorded an aggregate derivative liability of $73,300 and $153,300, and a derivative valuation gain of $126,700 and $573,400, respectively, to reflect the change in value of the aggregate derivate liability since December 31, 2009 and 2008, respectively.  The aggregate derivative liability of $73,300 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.41%, (ii) expected life (in years) of 0.70; (iii) expected volatility of 73.23%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.00.

The principal value of $1,000,000 of the unsecured convertible note is being accreted over the term of the obligation, for which $83,334 was included in interest expense for the three months ended March 31, 2009. The note was fully accreted as of the year ended December 31, 2009 The note currently bears an 8% annual interest rate payable semi-annually, and for the three months ended March 31, 2010, $20,000 was included in interest expense. For the three months ended March 31, 2009, $12,356 was included in interest expense.

Senior Secured 6% Convertible Notes

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights, to four institutional funds.  The senior secured convertible notes were originally due May 16, 2008 and were originally convertible into 1,200,000 shares of our common stock at a conversion price of $2.50 per share.  On March 16, 2006, we entered into a waiver and amendment agreement, which adjusted the conversion rate to $1.50 per share.  The warrants and the embedded conversion feature of the senior secured convertible notes have been accounted for as derivatives. As of year ended December 31, 2008, the entire $3,000,000 principal balance had been converted into 1,200,000 shares of our common stock. As of year ended December 31, 2008, 1,167,298 of the original 1,200,000 warrants had been exercised leaving 32,702 which remain outstanding as of the three months ended March 31, 2010.

As of March 31, 2010 we recorded no aggregate derivative liability and a derivative valuation gain of $4,600 to reflect the change in value of the aggregate derivate liability since December 31, 2009. As of March 31, 2009 we recorded an aggregate derivative liability $153,300 and a derivative valuation gain of $573,400 to reflect the change in value of the aggregate derivate liability since December 31, 2008.  The aggregate derivative liability for the outstanding warrants for no value was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk-free interest rate of 0.15%; (ii) expected life (in years) of 0.1; (iii) expected volatility of 27.77%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.00.

Note 8 – Fair Value Measurements

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2010:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserve securities	412,072	412,072	-	-
Auction rate preferred securities	274,264	-	-	274,264
Total assets measured at fair value	$686,336	$412,072	$-	$274,264

Liabilities
Derivative valuation (1)	$801,900	$-	$-	$801,900
Total liabilities measured at fair value	$801,900	$-	$-	$801,900

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March, 31 2010.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2009	$(969,900)	$274,264	$(695,636)
Total gains or losses (realized and unrealized)
Included in net loss	518,000	-	518,000
Valuation adjustment	-	-	-
Purchases, issuances, and settlements, net	(350,000)	-	(350,000)
Transfers to Level 3	-	-	-
Balance at March 31, 2010	$(801,900)	$274,264	$(527,636)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our condensed consolidated balance sheet.

Auction Rate Preferred Securities

As of March 31, 2010, we had investments in ARPS, which are classified as long-term investments on our condensed consolidated balance sheet and are reflected at fair value.  Due to events in credit markets, the auction events for these instruments held by us failed during first quarter 2008.  Therefore, the fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of March 31, 2010.  This analysis considers, among other items, the collateralization of the underlying security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the expectation of the next time the security is expected to have a successful auction or the security has been called by the issuer

The ARPS held by us at March 31, 2010, totaling $300,000 ($274,264 fair value) were in AAA rated funds.  Due to our belief that the market for our ARPS may take in excess of twelve months to fully recover, we have classified these investments as non-current. For the three months ended March 31, 2010 we did not redeem any ARPS.

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

Note 9 – Equipment Financing

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

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease. We received a waiver from our 6.25% convertible note holder releasing their security interest in the equipment purchased under our sale lease back financing. See Note 7.

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

As of the three months ended March 31, 2010, we had purchased and installed an aggregate of approximately $2,125,795 of the equipment at the customer sites. During the three months ended we made lease payments totaling approximately $422,096 of which $292,568 was applied toward the outstanding lease and $129,528 was included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 which was included in interest expense for the three months ended March 31, 2010.

Note 10 – Interact Devices Inc. (IDI)

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

During the years ended December 31, 2009 and 2008, we acquired 2,475,714 and 1,513,564 IDI common share equivalents in exchange for 165,048 and 99,731 shares of our common stock valued at $256,265 and $249,500, respectively. Additionally in 2008 we included a cash payment of $547. As of the three months ended March 31, 2010, we owned approximately 55,415,997 IDI common share equivalents, representing approximately 93.6% of the total outstanding IDI share equivalents.

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of the three months ended March 31, 2010 and 2009, we have advanced an aggregate amount of $2,671,996 and $2,253,612 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 11 – Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition.  Therefore, the award would be classified as an equity award if it otherwise qualifies as equity.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company does not expect this guidance to have a significant impact on its financial statements since it has not classified any share-based payment noted above as a liability.

In March 2010, the FASB issued ASU No 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This update amends Subtopic 740-10 and adds paragraph 740-10-S99-4 related to SEC Staff Announcements.  In essence, the announcement provides that the two healthcare bills (Health Care and Education Reconciliation Act of 2010, which reconciles the Patient Protection and Affordable Care Act) should be considered together when considering the accounting impact. This update is effective immediately.  The Company doesn’t expect the health care bills to effect the Company’s tax positions, but if they do the bills will be considered together.

In March 2010, the FASB issued ASU No 2010-11, Derivatives and Hedging (Topic 810) – Scope Exception Related to Embedded Credit Derivatives. This update amends Subtopic 815-15 to clarify the scope exception for analyzing embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another for potential bifurcation. The update indicates that only the embedded credit derivative between financial instruments created by subordination should not be analyzed for bifurcation.  All others should be analyzed and are not included in the scope exception.  The amendment in this Update is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  Since the Company has no embedded credit derivatives, the Update will not have a significant impact on the financials.

In February 2010, the FASB issued ASU No 2010-10, Consolidation (Topic 810) – Amendments for Certain Investment Funds.  This update provides for the deferral of the consolidation requirements under Topic 810 for a reporting entity’s interest in an entity 1) that has all the attributes of an investment company or 2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies.  The amendments are effective as of the first annual period that begins after November 15, 2009, and for interim periods within that period.  The Company will adopt this Update on January 1, 2010 and it didn’t have a significant impact on the financials since the Company has no interest in investment type companies.

In February 2010, the FASB issued ASU No 2010-09, Subsequent Events (Topic 855)- Amendments to Certain Recognition and Disclosure Requirements. This update amends a SEC filers disclosure requirement to disclose the date through which subsequent events are evaluated. The amendments are effective immediately upon issuance.  Based upon the guidance, the date through which subsequent events were evaluated was omitted for the 10-K and will be for the 10-Qs in 2010 as well.

In February 2010, the FASB issued ASU No 2010-08, Technical Corrections to Various Topic.  This update provides clarifications, eliminates inconsistencies and outdated provisions within the guidance.  None of the provisions fundamentally change US GAAP, but certain clarifications regarding hedging and derivatives may cause a change in the application of that Subtopic.  The amendments are effective for the first reporting beginning after issuance – March 31, 2010 for the Company.  The amendments were reviewed and no items of significance were noted. As such, this update is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No 2010-07, Not-for-Profit Entities (Topic 958) – Mergers and Acquisitions. This update provides amendments to the current guidance about mergers and acquisition of Not-for-Profit Entities.  This update incorporates FAS 164.  It is effective for periods beginning after December 15, 2009.  As noted in the FAS 164 discussion below, the adoption of this statement did not have a material impact on the Company’s financial statements since the Company is not a not-for-profit entity.

In January 2010, the FASB issued ASU No 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements.  The key additions area as follows: 1) Disclose transfer in and out of Level 1 and 2, 2) Activity in Level 3 should show information about purchases, sales, settlements, etc on a gross basis rather than as net basis, and 3) Additional disclosures about inputs and valuation techniques.  The new disclosure requirements are effective for interim and annual periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc which is effective for periods beginning after December 15, 2010.  The Company will adopt this Update on January 1, 2010 and doesn’t expect it will have a significant impact on the financials since there aren’t many items recorded at fair value, but additional disclosures about inputs and valuation techniques will be made.

In January 2010, the FASB issued ASU No 2010-05, Compensation – Stock Compensation (Topic 718)- Escrowed Share Arrangements and Presumption of Compensation.  This update codifies EITF Topic D-110 and provides the SEC’s view of these arrangements. When shares are put in escrow, the SEC indicates that the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon continued employment, should be evaluated and the transaction should be recorded accordingly.  For example, as a condition of a financing transaction, the lender may require that significant shareholders participant in an escrow share arrangement.  Facts and circumstances may indicate that this should be a reduction of the proceeds. The corrections are applicable for 2009 since the updates relate to already issued guidance.  The Company has none of these Escrowed Share Arrangements so the guidance doesn’t impact the Company.

In January 2010, the FASB issued ASU No 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  This update provides updates/corrections to various topics of the codification with regards to the SEC’s position on various matters.  There is no new guidance, but adjustments to the SEC’s position on already issued updates.  Some of the main topics covered are as follows: 1) Requirements for using push down accounting in an acquisition 2) appropriate balance sheet presentation of unvested, forfeitable equity instruments are issued to nonemployees as consideration for future services – these are to be treated as not issued and no entry recorded until the instruments are earned. 3) intangible assets arising from insurance contracts acquired in a business combination.  The corrections are applicable for 2009 since the updates relate to already issued guidance.  The main issue that may impact the Company is the accounting for unvested, forfeitable equity instruments.  The Company will evaluate and determine if there are any contracts with non-employees for which equity instruments are granted and ensure they are accounted for in accordance with the update.

In January 2010, the FASB issued ASU No 2010-03, Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures. The purpose of this update is to align the oil and gas reserve estimation and disclosure requirements with the SEC’s final rule requirements regarding oil and gas.  The update makes the following key changes 1) expands the definition of oil and gas 2) amends the definition of proved oil and gas reserves and 3) requires additional disclosures.  The update is effective for annual reporting periods ending on or after December 31, 2009.   Since the Company has no oil and gas producing activities, this update didn’t have a significant impact on the Financial Statements for December 31, 2009.

In January 2010, the FASB issued ASU No 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. This update provides clarification about Topic 810 (Previously FAS 160) and clarifies that the derecognition provisions of Topic 810 apply to 1) A subsidiary or group of assets that is a business or nonprofit activity 2) A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture and 3) An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  This updated is effective when companies adopt FAS 160 or the first annual or interim period after December 15, 2009 – December 31, 2009 for the Company.  Since the Company has not had any decreases in ownership, the pronouncement doesn’t have a significant impact on the Financial Statements for December 31, 2009.

In January 2010, the FASB issued ASU No 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that a stock portion of the distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47.  The amendments are effective for interim and annual periods ending on or after December 15, 2009 so for the annual period of December 31, 2009.  This update does not have a significant impact on its Financial Statements for the December 31, 2009 since the Company doesn’t pay any dividends – cash or stock.

In December 2009, the FASB issued Accounting Standard Update No 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Update amends Topic 810 and is a result of FASB Statement No 166.  This standard did not have a significant impact on its

Financial Statements when it was adopted on January 1, 2010 since there are no VIEs.

In December 2009, the FASB issued Accounting Standard Update No 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This Update amends Topic 860 and is a result of FASB Statement No 166 which is noted below.  As noted in the paragraph about FAS 166, this standard did not have a significant impact on the Company’s Financial Statements when it was adopted on January 1, 2010.

In October 2009, the FASB issued Accounting Standard Update No 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing  (Amendments to the Subtopic 470-20).  This Update amends subtopic 470-20 by adding guidance for accounting for debt with own-share lending arrangements (example: an entity for which the cost to an investment banking firm is prohibitive – lack of liquidity, etc – may enter into a share lending arrangement whereby shares are loaned and returned to the company upon maturity or conversion).  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing shall be measured at fair value (in accordance with Topic 820) and recognized as issuance costs, with an offset to APIC.  The update also requires additional disclosures for these types of arrangements.  This Update is effective for financial statements issued for interim and annual periods after December 15, 2009.  This Update doesn’t have a significant impact on the Company’s financial statements since the Company does not have any own-share lending arrangements.

In October 2009, the FASB issued Accounting Standard Update No 2009-14, Software (Topic 985) – Certain Revenue Arrangement that Include Software Elements. This Update affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole.  This Update does not provide guidance on when revenue should be recognized; however, it is likely that vendors affected by this Update will recognize revenue earlier than current practice because of the different revenue guidance, including the ASU 2009-13.  This Update does not affect software revenue arrangements that do not include tangible products and does not affect arrangements with software that includes services if the software is essential to the functionality of the services.  The Update indicates that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer with in the scope of the software revenue recognition guidance (subtopic 985-605).  The Update provides guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of software revenue recognition.  This Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011).  This Update may impact the Company and the Company is determining how this Update will impact its financial statements.

In October 2009, the FASB issued Accounting Standard Update No 2009-13, Revenue Recognition (Topic 650) – Multiple-Deliverable Revenue Arrangements a Consensus of the FASB EITF.  This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements.  When there are multiple deliverables, this Update indicates a Company should estimate the selling price of each of the deliverables if there is no vendor specific-objective evidence or third party evidence available.  Previous to this Update (current practice), if there was no specific-objective or third party evidence, then the deliverable was not separated.  The update provides examples regarding how to estimate the selling price.  The Update also expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements.  A Vendor will be required to disclose the following information by similar type of arrangement: 1) a description of multiple-deliverable arrangements 2) significant deliverables within the arrangement 3) general timing of their delivery or performance of deliverables 4) significant factors and estimates used to determine vendor-specific evidence, third-party evidence or estimated selling price and significant changes in the selling price or the methodology or assumptions used to estimate the selling price and 5) general timing of revenue recognition for separate units of accounting.   This Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 2, 2011).  This Update may impact the Company and the Company is determining how this Update will impact its financial statements.

In September 2009, the FASB issued Accounting Standard Update No 2009-12, Fair Value Measurement and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share.  This Update applies to entities that have hold an investment that is required to be measured or disclosed at fair value if the investment meets both of the following criteria 1) the investment doesn’t have a readily determinable fair value and 2) the investment is in an entity that has all of the attributes specified in paragraph 946-10-15-2 (attributes of an investment company).  The Update permits an entity to measure the fair value of an investment that is within the scope noted above on the net asset value per share of the investment if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946.  Additional disclosures are also required.  This Update is effective for financial statements issued for interim and annual periods after December 15, 2009.  This Update doesn’t have a significant impact on the Company’s financial statements since the Company does not have any investments in entities that meet the Scope of the Update.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).   The purpose of this Statement is to improve financial reporting for entities involved with variable interest entities.  Amongst other amendments to SFAS 46(R), the statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Furthermore, this statement requires on-going reassessments as to whether an enterprise is the primary beneficiary.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited. This standard did not have a significant impact on the Company’s Financial Statements when it was adopted on January 1, 2010.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  The purpose of this Statement is to improve information about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Statement removes the concept of a qualifying special-purpose entity, clarifies the intent of paragraph 9 of SFAS 140 is to determine whether the transferor has surrendered control over financial assets and limits the circumstances in which a financial asset should be derecognized. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period.  Earlier application is prohibited. The Company doesn’t expect this standard to have a significant impact on its Financial Statements when it is adopted on January 1, 2010.

Rule 33-9106 was issued and is effective as of February 2010. This interpretive release was issued to remind companies of their obligations under existing federal securities laws and regulations to consider climate change and its consequences as they prepare disclosure documents to be filed with the SEC and provided to investors. With the increased attention given climate change and the associated regulatory changes, Company’s need to ensure they consider if the climate change regulations effect them or will effect them and if so, potential items related to climate change should be disclosed in SEC filings.  The Company doesn’t believe the climate change regulations have a significant impact on the Company and no additional disclosures are required.

Rule 33-9089 was issued in December 2009. This rule requires additional disclosures for the proxy.  Additionally, the requirement of disclosing shareholder voting results is moved from the 10-Q and 10-K to Form 8-K.  The rule adds the following:  1) Enhanced Compensation Disclosure – Revisions to the Summary Compensation Table and Narrative Disclosures of the Company’s Compensation Policies and Practices as they Relate to the Company’s Risk Management 2) Enhance Director and Nominee Disclosure 3) Disclosure about Board Leadership and Structure and the Board’s Role in Risk Oversight 4) New Disclosure Regarding Compensation Consultants.  These new requirements in the Proxy (or 10-K if a Proxy isn’t used) are effective for Proxy’s issued in 2010.  This Rule will impact the 2010 Proxy Disclosures.

Rule 33-9072 was issued in October 2009.  The amendment to existing temporary rules extends the length of time for non-accelerated filers to not have an auditor attestation report on internal controls over financial reporting until it files an annual report for a fiscal year ending on or after June 15, 2010.  Since the Company is a non-accelerated filer, this rule is applicable to the Company and an auditor’s assessment will need to be done for the year ended December 31, 2010.

Note 12 – Supplemental Cash Flow Information

2010

During the three months ended March 31, 2010, we issued 149,164 shares of our common stock valued at $160,178 to three companies and three individuals for consulting services rendered the expense for which is included in our general and administrative expense.

During the three months ended March 31, 2010 we issued 200,000 shares our common stock valued at $216,000 to a corporation for the purchase of a H.264 codec software license to be used in our CodecSys product development. We have included it as an asset on our balance sheet and will amortize it as part of cost of sales.

During the three months ended March 31, 2010 we issued 1,000,000 shares our common stock valued at $990,000 to our senior secured 6.25% convertible note holder as part of the note due date extension. We included it as an asset on our balance sheet as additional note acquisition costs and will amortize it over the remaining term of the note.

For the three months ended March 31, 2010 an aggregate non-cash expense of $1,047,825 was recorded for the accretion of the senior secured 6.25% convertible note.

For the three months ended March 31, 2010, we recognized $389,017 in depreciation and amortization expense from the following: (i) $193,990 related to cost of sales for equipment used directly by or for customers, (ii) $192,637 related to equipment other property and equipment, and (iii) $2,390 for patent amortization

2009

During the three months ended March 31, 2009, we acquired 900,000 IDI common share equivalents in exchange for 60,000 shares of our common stock valued at $135,000 which was expensed to research and development

For the three months ended March 31, 2009 an aggregate non-cash expense of $1,131,159 was recorded for the accretion of the senior 6.25% convertible notes of $1,047,825 and the unsecured convertible note of $83,334.

For the three months ended March 31, 2009 we received $58,500 from the exercise of 50,000 warrants from one individual at an exercise price of $1.17 per share.

For the three months ended March 31, 2009, we recognized $192,970 in depreciation and amortization expense from the following: (i) $4,688 related to cost of sales for equipment used directly by or for customers, (ii) $186,367 related to equipment other property and equipment, and (iii) $1,915for patent amortization

We paid no cash for income taxes during the three months ended March 31, 2010 and 2009.

We paid $130,182 and $239 for interest expense during the three months ended March 31, 2010 and 2009, respectively.

Note 13 – Subsequent Events

On April 15, 2010 a former member of the board of directors surrendered 125,000 shares of common stock to the company in exchange for warrants to purchase 183,824 shares of our common stock. The surrendered shares were cancelled by the company

During the period from April 1, 2010 to May 10, 2010 the company issued 76,820 shares of our common stock to three consultants for services rendered.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009:

•

dependence on commercialization of our CodecSys technology;

•

doubt about our ability to continue as a “going concern”;

•

our need and ability to raise sufficient additional capital;

•

uncertainty about our ability to repay our outstanding convertible notes;

•

our continued losses;

•

delays in adoption of our CodecSys technology;

•

concerns of OEMs and customers relating to out financial uncertainty;

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, valuation of derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

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

We continue to make sales presentations and respond to requests for proposals at large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP and Microsoft. Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial institution customer to provide technology and digital signage services to more than 2,000 of the customer’s more than 6,000 retail and administrative locations throughout North America.  A factor in securing this contract was the benefits of the CodecSys technology to be utilized in our services.  Initial roll-out of this contract has been completed, but is expected to expand over the term of the contract.  For the three months ended March 31, 2010, we realized approximately $1,605,806 in revenue from this new customer contract, which contributed approximately 90% of our revenues for the quarter.

During the quarter ended March 31, 2010, our revenues increased by approximately 400% compared to the same quarter in 2009. This increase resulted primarily from the new customer contract discussed above. Net cash used for operations plus the increase in our payables in the three months ended March 31, 2010 was $1,239,552 less than the net cash used for operations in the three months ended March 31, 2009.

Given our decreasing liquidity and capital position, we are in the process of raising additional equity funding and have secured a conditional extension of our senior secured convertible debt, but until cash from operations is sufficient to cover all corporate expenses, we will continue to deplete our available cash and increase our need for future equity and debt financing.

Results of Operations for the Three Months ended March 31, 2010 and March 31, 2009

Revenues

The Company generated $1,787,067 in revenue during the three months ended March 31, 2010.  During the same three-month period in 2009, the Company generated revenue of $376,089.  The increase in revenue of $1,410,978 or approximately 400% was due primarily to the completion of the network installation of our digital signage network for the new customer referenced above.  The revenue generated for this customer aggregated $1,605,805.  The increase of revenues from this customer was partially offset by a decrease in revenues spread over many customers for which the Company performed significantly less installation work and other services in the three months ended March 31, 2010 than it did for those customers in the first quarter of 2009.

The Company's three largest customers’ sales revenues accounted for approximately 94% and 43% of total revenues for the quarters ended March 31, 2010 and 2009, respectively.  The three largest customers in 2010 are not the same as the three largest customers in 2009. Our largest customer accounted for approximately 90% of our revenues.  Any material reduction in revenues generated from our largest customer could harm the Company’s results of operations, financial condition and liquidity.

Cost of Revenues

Costs of Revenues increased by $853,567 to $1,273,043 for the three months ended March 31, 2010, from $419,476 for the three months ended March 31, 2009.  The increase was primarily due to increased activity in installation of equipment and operations of the new customer’s digital signage network.  In addition, depreciation increased by $189,776, which was partially offset by a decrease in satellite distribution costs of $5,856, which was primarily the result of our customers not using as much satellite time.

Expenses

General and Administrative expenses for the three months ended March 31, 2010 were $1,210,974 compared to $1,277,502 for the three months ended March 31, 2009.  The decrease of $66,528 resulted primarily from a decrease in expenses incurred related to the purchase of minority interests of $135,000, a decrease in legal services of $60,456, and a decrease in directors’ fees of $55,000.  These decreases were partially offset by an increase in granted option and warrant expense of $213,189 and an increase of $55,000 for finance fees.  Research and development in process decreased by $46,604 for the three months ended March 31, 2010 to $736,135 from $782,740 for the three months ended March 31, 2009, sales and marketing expenses decreased by $34,566, and depreciation expense increased by $6,270 in the same period.  These decreases resulted primarily from completion of some development projects and cost control efforts on the part of management to conserve available resources.

Interest Expense

For the three months ended March 31, 2010, the Company incurred interest expense of $1,715,025 compared to interest expense for the three months ended March 31, 2009 of $1,602,378.  The increase of $112,647 resulted primarily from the addition of interest expense of $129,527 related to our equipment leasing obligation that was not outstanding in the same quarter of 2009. The main components of our interest expense consisted of $1,531,491 recorded to account for the accretion of note liability on our balance sheet, capitalized interest on our 6.25% senior secured convertible note of $368,916, interest on our equipment leasing obligation of $129,527 and amortization of debt offering costs of $114,750.

Net Loss

The Company realized a net loss for the three months ending March 31, 2010 of $2,900,731 compared with a net loss for the three months ended March 31, 2009 of $648,048. The increase in net loss of $2,252,683 was primarily the result of a decrease in derivative valuation gain of $2,833,600 and the increase in interest expense of $112,647 as described above, all of which was partially offset by increased profitability reflected in an increase of $557,411 in gross margin as described above and a decrease in operating expenses of $698,839 as described above.

Liquidity and Capital Resources

At March 31, 2010, we had cash of $412,072, total current assets of $1,618,222, total current liabilities of $20,600,094 and total stockholders' deficit of $15,233,446.  Included in current liabilities is $14,734,360 relating to the current portion of our senior secured convertible notes and our unsecured convertible note. Also included is the current portion of our equipment lease obligation and our short term accounts receivable financing obligation.  In addition, we included $801,900 which relates to the value of the embedded derivatives for the senior secured convertible note and related warrants and the unsecured convertible note.

We experienced negative cash flow used in operations during the fiscal quarter ended March 31, 2010 of $430,841 compared to negative cash flow used in operations for the quarter ended March 31, 2009 of $2,028,899.  The negative cash flow was generally sustained by cash reserves from prior sales of equity and debt securities and short term note financing.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

Our audited consolidated financial statements for the year ended December 31, 2009 contained a “going concern” qualification.  As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited), we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

In August 2009, we entered into a sale and leaseback agreement which financed the purchase and installation of equipment to retrofit our new customer’s approximately 2,000 retail sites with our digital signage product offering.  We received approximately $4,100,000 from the sale of the equipment in exchange for making lease payments over a 36 month period of $144,000 per month.

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We have used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note was originally due December 21, 2010, but has been conditionally extended to December 21, 2011 depending on our future financing efforts, as discussed below.  Because of this financing condition, the maturity date may revert back to December 21, 2010.  The senior secured convertible note bears interest at 6.25% per annum if paid in cash.   If the interest payments are deferred, the interest is capitalized at 9% per annum.  Because we have deferred certain interest payments, the principal balance of the note as of March 31, 2010 was $16,765,166.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 were due quarterly and commenced in April 2009, but cash payments of interest were not made.  During 2009, we capitalized interest of $1,396,250 related to the senior secured convertible note.  Interest payments may be made through issuance of common stock in certain circumstances.  The note, including capitalized interest of $1,765,166, is currently convertible into 3,076,177 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any and;

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

The conversion feature and the prepayment provision of our $15.0 million senior secured convertible note and our $1.0 million unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes limit our ability to prepay the notes in certain circumstances.  For all periods since the issuance of the senior secured convertible note and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.  For a description of the accounting treatment of the senior secured convertible note financing, see Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) included elsewhere herein.

Given the conditional extension of the maturity date of our $15.0 million senior secured convertible note discussed above, it is possible this note, together with our unsecured convertible note, will both become due in December 2010.  In the event we are unable to repay our convertible notes upon maturity, we will need to secure additional debt or equity financing or face possible foreclosure on our assets by the secured note holder, bankruptcy protection or liquidation.

Our monthly operating expenses, including our CodecSys technology research and development expenses,  exceeded our monthly net sales by approximately $350,000 per month during the quarter ended March 31, 2010.  Given this operating deficit, our currently available capital resources will be exhausted in the next quarter if our current operations remained relatively constant. We have secured approximately $1,000,000 in short term loans to finance current activities until we are able to raise equity capital.   We are actively pursuing equity financing from various sources.  To the extent sales and new financing expectations do not materialize, we intend to decrease operating expenses in order to preserve and extend our existing cash resources.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

We have investments in auction rate preferred securities, which are classified as available-for-sale securities and reflected at fair value.  Approximately 95% of our auction rate preferred securities have been redeemed by the issuers at par.  The remaining amount of these securities, which are approximately $300,000 we have classified as non current assets in the unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 and valued them at $274,264. For a complete discussion on auction rate preferred securities, including our methodology for estimating their fair value, see Note 8 to the Notes to Condensed Consolidated Financial Statements (Unaudited) .

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of March 31, 2010, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2010, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of March 31, 2010, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2010.

Part II – Other Information

Item 1.

  Legal Proceedings

None

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2009.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In January, February and March, 2010 we issued 55,867 shares of our common stock to three separate consultants for services performed for us pursuant to written consulting agreements.  The consultants were accredited investors and were fully informed regarding the investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In April and May, 2010 we issued 76,820 shares of our common stock to three separate consultants for services performed for us pursuant to written consulting agreements.  The consultants were accredited investors and were fully informed regarding the investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

On January 14, 2010, we issued warrants to acquire up to 50,000, shares of our common stock to a consultant at exercise price of $1.07 per share in consideration of services to be rendered by the consultant  as a member of our technology board of advisors.  The warrants have a term of three years from the date of issuance.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

On April 12, 2010, we issued warrants to acquire up to 50,000 and 10,000 shares of our common stock respectively, to two consultant at exercise price of $1.01 in consideration of services to be rendered by the consultants in service as a member of our technology board of advisors and for performing other services.  The warrants have a term of three years from the dates of issuance.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

On April 15, 2010, we issued warrants to acquire up to 183,824 shares of our common stock to a former member of our Board of Directors in exchange for the cancellation of 125,000 shares of our common stock previously issued to him in settlement of restricted stock units.  The warrants have an exercise price of $1.05 and have a term of three years from the date of issuance.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

On March 31, 2010, we issued a convertible promissory note in the principal amount of $350,000, which bears interest at the rate of 3% per annum. The term of the note is three years.  The note is convertible at the option of the holder or the Company at a conversion rate of $1.00 per share or at a lower price in the event the Company sells equity at a lower price at any time prior to September 30, 2010.   In connection with the issuance of the note, we also issued warrants to acquire up to 350,000 shares of our common stock at an exercise price of $1.50 per share.  The warrants have a term of three years from the date of issuance.  In the event the holder elects to have the note convertible at a price lower as explained above in the event additional equity is sold by the Company, the number of warrants and their exercise price will be adjusted to the same terms and conditions as the purchasers of the additional equity receive at the time of their investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

On March 9, 2010, we granted a member of our Board of Directors options to acquire up to 100,000 shares of our common stock pursuant to our 2008 Equity Incentive Plan at an exercise price of $1.05 per share.  The options have a ten year life unless the board member leaves the board, in which case the options must be exercised within one of his retirement from the board.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.

[REMOVED AND RESERVED].

Item 5.

 Other Information

(a) None.

(b) None.

Item 6.

  Exhibits

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

10.2*

Employment Agreement of James E. Solomon dated September 19, 2008.  (Incorporated by reference to Exhibit No. 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.)

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

Date:  May 17, 2010

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010

/s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)