Form 10-Q
period 2010-06-30
BROADCAST INTERNATIONAL INC
filed 2010-08-13
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 4, 2010
Common Stock, $.05 par value	41,131,109 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

24

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

32

            Item 4.   Controls and Procedures

32

PART II -OTHER INFORMATION

            Item 1.   Legal Proceedings

33

            Item 1A. Risk Factors

33

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

34

            Item 3.   Defaults Upon Senior Securities

34

            Item 4.   [REMOVED AND RESERVED]

34

            Item 5.   Other Information

34

            Item 6.   Exhibits

34

Signatures

37

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2010
		(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$263,492	$361,202
Trade accounts receivable, net	1,187,660	924,085
Inventory	105,410	105,294
Prepaid expenses	128,042	171,767
Total current assets	1,684,604	1,562,348
Property and equipment, net	3,811,377	3,174,584
Other Assets
Debt offering costs	447,525	866,655
Patents, net	177,413	172,539
Long-term investments	274,264	-
Deposits and other assets	422,974	700,614
Total other assets	1,322,176	1,739,808

Total assets	$6,818,157	$6,476,740

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$2,023,378	$2,461,770
Payroll and related expenses	385,349	503,880
Other accrued expenses	180,695	402,589
Unearned revenue	91,729	204,540
Current portion of notes payable (net of discount of $4,078,631 and $1,982,981, respectively)	13,354,166	17,101,335
Other current obligations	1,238,779	1,329,785
Derivative valuation	969,900	609,807
Total current liabilities	18,243,996	22,613,706
Long-term Liabilities
Long-term portion of notes payable (net of discount of $0 and $857,244, respectively)	162,500	67,756
Other long-term obligations	2,494,512	1,806,048
Total long-term liabilities	2,657,012	1,873,804
Total liabilities	20,901,008	24,487,510
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 39,690,634 and 41,090,624 shares issued as of December 31, 2009 and June 30, 2010, respectively	1,984,532	2,054,531
Additional paid-in capital	77,760,811	79,887,584
Accumulated deficit	(93,828,194)	(99,952,885)
Total stockholders’ deficit	(14,082,851)	(18,010,770)

Total liabilities and stockholders’ deficit	$6,818,157	$6,476,740

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010

Net sales	$332,543	$1,687,240	$708,632	$3,474,307
Cost of sales	437,626	1,316,719	857,102	2,589,762
Gross profit (loss)	(105,083)	370,521	(148,470)	884,545

Operating expenses:
Administrative and general	1,478,579	1,168,087	2,756,081	2,379,061
Selling and marketing	203,435	59,818	320,452	142,269
Research and development	950,594	765,930	1,733,334	1,502,065
Depreciation and amortization	185,351	192,373	371,718	385,010
Total operating expenses	2,817,959	2,186,208	5,181,585	4,408,405
Total operating loss	(2,923,042)	(1,815,687)	(5,330,055)	(3,523,860)

Other income (expense):
Interest income	6,122	892	14,982	3,295
Interest expense	(1,611,174)	(2,133,679)	(3,213,552)	(3,848,704)
Gain (loss) on derivative valuation	(363,000)	767,093	2,988,600	1,285,093
Gain (loss) on sale of securities	57,339	(49,264)	61,750	(49,264)
Loss on sale of assets	(513)	-	(1,606)	-
Unrealized gain on long term investments	57,031	-	57,031	-
Other income (expense), net	(2,702)	6,685	(5,137)	8,749
Total other income (expense)	(1,856,897)	(1,408,273)	(97,932)	(2,600,831)

Loss before income taxes	(4,779,939)	(3,223,960)	(5,427,987)	(6,124,691)
Provision for income taxes	--	--	--	--
Net loss	$(4,779,939)	$(3,223,960)	$(5,427,987)	$(6,124,691)

Net loss per share – basic & diluted	$(0.12)	$(0.08)	$(0.14)	$(0.15)

Weighted average shares – basic & diluted	39,081,200	41,030,100	38,967,100	40,538,300

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(5,427,987)	$(6,124,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	384,925	784,292
Common stock issued for services	-	295,768
Common stock issued for in process research and development	256,265	-
Accretion of discount on convertible notes payable	2,262,318	2,163,406
Capitalized interest on convertible note	682,594	746,132
Stock based compensation	939,080	695,004
Loss (gain) on sale of assets	1,606	-
Gain on derivative liability valuation	(2,988,600)	(1,285,093)
Gain on sale of securities available for sale	(61,750)	49,264
Comprehensive gain on sale of securities available for sale	(57,031)	-
Allowance for doubtful accounts	(17,906)	678
Changes in assets and liabilities:
Accounts receivable	196,307	262,897
Inventories	6,372	116
Debt offering costs	229,500	570,870
Prepaid and other assets	684,784	44,635
Accounts payable and accrued expenses	(582,604)	664,050
Deferred revenues	904	112,811

Net cash used in operating activities	(3,491,223)	(1,019,861)

Cash flows from investing activities:
Purchase of equipment	(418,795)	(177,858)
Proceeds from the sale of auction rate preferred securities	700,000	225,000
Proceeds from sale of assets	2,651	-

Net cash used in investing activities	283,856	47,142

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	58,500	-
Principal payments on debt	(1,590)	(779,571)
Proceeds from notes payable	1,400,000	1,850,000

Net cash provided by financing activities	1,456,910	1,070,429

Net increase (decrease) in cash and cash equivalents	(1,750,457)	97,710

Cash and cash equivalents, beginning of period	3,558,336	263,492

Cash and cash equivalents, end of period	$1,807,879	$361,202

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2010

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2009 and June 30, 2010 and the results of operations for the three and six months ended June 30, 2009 and 2010, respectively, with the cash flows for each of the six month periods ended June 30, 2009 and 2010, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

As we experienced net losses during the three and six month periods ending June 30, 2010 and 2009, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 11,558,457 and 14,854,415, shares of common stock at prices ranging from $.04 to $36.25 and $.02 to $45.90 per share were outstanding at June 30, 2010 and 2009, respectively. Additionally, restricted stock units of 950,000 and 335,000 were outstanding at June 30, 2010 and 2009, respectively. Furthermore, the Company had convertible debt that was convertible into 4,737,058 and 3,544,207 shares of common stock at June 30, 2010 and 2009, respectively that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 5 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at June 30, 2010 was 1,627,512.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 2,765,000 at June 30, 2010.

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

The fair values for the options granted for the three months ended June 30, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2010	2009
Risk free interest rate	3.14%	3.24%
Expected life (in years)	7.5	10.0
Expected volatility	80.71%	81.61%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended March 31, 2010 and 2009, was $0.80 and $1.22, respectively.

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

The fair values for the warrants issued for the six months ended June 30, 2010 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2010	2009
Risk free interest rate	1.60%	1.92%
Expected life (in years)	2.96	2.38
Expected volatility	89.03%	93.69%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the six months ended June 30, 2010 and 2009 was $0.63 and $0.69, respectively.

Net loss for the six months ended June 30, 2010 and 2009 includes $695,004 and $578,393, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $695,004 for the six months ended June 30, 2010 is (i) $80,000 for 100,000 options granted to one member of the board of directors, (ii) $28,500 for 50,000 warrants issued to a new member of our advisory board, (iii) $104,075 for 210,000 warrants issued to five individuals for consulting services, (iv) $388,429 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2010 and (v) $94,000 for 100,000 restricted stock units issued to a member of the board of directors. Additionally, 183,824 warrants were issued to a former member of the board of directors in exchange for the return and cancellation of 125,000 shares of our common stock.

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

The impact on our results of operations for recording stock-based compensation for the three and six months ended June 30, 2010 and 2009 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2010	2009	2010
General and administrative	$ 344,696	$ 222,304	$ 428,231	$ 519,028
Research and development	75,338	88,743	150,162	175,976

Total	$ 420,034	$ 311,047	$ 578,393	$ 695,004

Due to unexercised options and warrants outstanding at June 30, 2010, we will recognize an aggregate total of $1,352,927 of compensation expense over the next three years based upon option and warrant award vesting parameters as shown below:

2010	$ 957,579
2011	329,696
2012	65,652

Total	$ 1,352,927

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2010.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2009	13,167,337	$2.19
Options granted	100,000	1.05
Warrants issued	443,824	1.05
Expired	(2,081,371)	1.84
Forfeited	(71,333)	2.24
Exercised	-	-

Outstanding at June 30, 2010	11,558,457	$2.20

The following table summarizes information about stock options and warrants outstanding at June 30, 2010.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.04	248,383	0.08	$0.04	248,383	$0.04
0.33-0.95	1,664,299	4.35	0.72	1,664,299	0.72
1.06-6.25	9,643,375	2.38	2.51	9,018,709	2.55
9.50-11.50	1,600	1.67	10.50	1,600	10.50
36.25	800	0.92	36.25	800	35.25
$0.04-36.25	11,558,457	2.62	$2.20	10,933,791	$2.22

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the six months ended June 30, 2010, 100,000 restricted stock units were awarded. During the six months ended June 30, 2010, 35,000 restricted stock units were settled by two individuals through the issuance of 35,000 shares of our common stock.

The following is a summary of restricted stock unit activity for the six months ended June 30, 2010.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2009	885,000	$1.69
Awarded at fair value	100,000	$0.94
Canceled/Forfeited	-	-
Settled by issuance of stock	(35,000)	$1.70
Outstanding at June 30, 2010	950,000	$1.61
Vested at June 30, 2010	950,000	$1.61

Note 6 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At June 30, 2010 and December 31, 2009, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $924,085 and $1,187,660 net accounts receivable for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, were (i) $901,074 and $1,211,815 for billed trade receivables, respectively; (ii) $120,121 and $69,833 of unbilled trade receivables (iii) $0 and $179 for employee travel advances and other receivables, respectively; less (iv) ($97,110) and ($94,167) for allowance for uncollectible accounts, respectively.

We have pledged $675,000 of our $924,085 net accounts receivable for the six months ended June 30, 2010 and have included a $675,000 liability in our current notes payable.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of June 30, 2010, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,485 and $4,875 for the three and six months ended June 30, 2010. Amortization expense recognized on all patents totaled $1,907 and $3,822 for the three and six months ended June 30, 2009.

Estimated amortization expense, if all patents were issued at the beginning of 2010, for each of the next five years is as follows:

Year ending December 31:
2010	$ 12,231
2011	12,231
2012	11,763
2013	11,763
2014	11,763

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

In instances where we have entered into license agreements with a third parties to use our technology within their product offering, we recognize any base or prepaid revenues over the term of the agreement and any per occurrence or periodic usage revenues in the period they are earned.

Research and Development

Research and development costs are expensed when incurred.  We expensed $765,930 and $1,502,065 of research and development costs for the three and six months ended June 30, 2010.  We expensed $950,594 and $1,733,334 of research and development costs for the three and six months ended June 30, 2009.

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

For the six months ended June 30, 2010, we had one customer that individually constituted 89% of our total revenues. For the six months ended June 30, 2009 we had three customers that individually constituted 10% or more of our total revenues, which represented 12%, 12%, and 11% of our revenues, respectively. The customer in 2010 is not one of the same customers as in 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Note 7 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the six months ended June 30, 2010 and year ended December 31, 2009 was as follows:

	December 31, 2009	June 30, 2010

Senior Secured 6.25% Convertible Note	$12,317,619	$15,159,401
Unsecured Convertible Note	1,000,000	1,000,000
Auction Rate Preferred Securities Secured Note	162,500	-
AFCO Note Payable	36,547	16,934
Unsecured Short Term Notes	-	250,000
Unsecured 3% Convertible Notes	-	67,756
Pledged A/R Note Payable	-	675,000
Total	13,516,666	17,169,091
Less Current Portion	(13,354,166)	(17,101,335)
Total Long-term	$162,500	$67,756

Unsecured Short Term Notes

During the six months ended June 30, 2010, we entered into four short-term notes with two individuals and two corporations totaling $250,000. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The notes with the two individuals were dated June 7, 2010, each in the principal amount of $50,000 and due on July 31, 2010 with an annual interest rate of 12%. The note with one corporation was dated June 29, 2010 in the principal amount of $100,000 and is due on July 31, 2010 with an annual interest rate of 12%. The final obligation results from payment due on a commission agreement of $50,000 which is due and payable upon demand with an annual interest rate of 1% per month until paid. For the three and six months ended June 30, 2010, an aggregate of $1,682 was include in interest expense related to these obligations.

Unsecured 3% Convertible Notes

During the six months ended June 30, 2010, we entered into four convertible notes with three individuals and one corporation totaling $925,000. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The unsecured 3% convertible notes bear an interest rate of 3% per annum paid in cash and are due on December 31, 2012. The principal of the notes is convertible into shares of our common stock at a conversion price of $1.00 per share or at the price per share of the equity sold before September 30, 2010, and is convertible any time during the term of the notes at the option of the holders or the Company.

In connection with the financing, the unsecured 3% convertible note holders received warrants to acquire 925,000 shares of our common stock exercisable at $1.50 per share. The number of warrants and the conversion price of the stock may be changed based on sales of equity sold before September 30, 2010. The warrants are exercisable any time for a three-year period beginning on the date of grant. The warrants and the embedded conversion feature and prepayment provision of the unsecured 3% convertible notes have been accounted for as derivatives.

On June 30, 2010, we recorded an aggregate derivative liability of $471,800 which included $249,800 for the notes conversion feature and $222,000 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.81% for the notes and 0.81%for the warrants, (ii) expected life (in years) of 2.50 for the conversion feature and 2.80 for the warrants; (iii) expected volatility of 83.78% for the conversion feature and between 85.91% and 86.35% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.68.

The principal value of $925,000 of the unsecured 3% convertible notes is being accreted over the term of the obligations, for which $67,756 was included in interest expense for the three and six months ended June 30, 2010. The notes bear a 3% annual interest rate, and for the three and six months ended June 30, 2010, $5,604 was included in interest expense.

Accounts Receivable Purchase Agreements

During the six months ended June 30, 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

AFCO Note Payable

On November 6, 2009, we entered into a Commercial Premium Finance Promissory Note with AFCO Credit Corporation. The beginning principal of the note was $36,547 and is payable in 11 monthly installments beginning Jan 1, 2010 and bears a 7.8% annual interest rate.

Auction Rate Preferred Securities Secured Note

In January 5, 2009, we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (“ARPS”). This loan is subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan is secured by the ARPS held by the Company in an account at the brokerage company, and bears an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrues monthly and is payable on the fifth business day of every month. The principal and any accrued interest are immediately due upon demand by the lender. During the three and six months ended June 30, 2010, we redeemed the remaining balance of $300,000 (par value) of our ARPS and recognized a $49,264 loss on sale of available for sale securities. During the three and six months ended June 30, 2010 we retired the remaining $162,500 balance of ARPS secured note.

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

The Company entered into an amendment and extension agreement dated as of March 26, 2010 with the holder of its 6.25% senior secured convertible note, which conditionally provided for the change of the maturity date of the note from December 21, 2010 to December 21, 2011. The change in the maturity date is conditioned upon the Company raising at least $6,000,000 of gross proceeds from the sale of its equity securities by September 30, 2010. If the additional funding is not completed, the maturity date reverts back to December 21, 2010. In exchange for extending the maturity date, the Company issued to the holder 1,000,000 shares of the Company’s common stock. In addition, the Company agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, the Company will be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to the note holder; (ii) the Company will not make principal payments on the Company’s $1.0 million unsecured convertible note without the written consent of the holder of the 6.25% senior secured convertible note; and (iii) the Company will grant board observation rights to the note holder. Given these additional terms, unless the senior secured convertible note holder provides consent, of which there can be no assurance, the Company will be precluded from repaying the $1.0 million unsecured convertible note when it becomes due on December 22, 2010. The Company added $990,000, representing the value of the

1,000,000 shares issued above, to the contract acquisition costs, and such amount will be amortized over the remaining life of the note.

On July 30, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note and warrant reset provisions.  The July 30, 2010 amendment conditionally amended the maturity date of the note to June 21, 2012.  If we are unsuccessful in raising the $6.0 million in equity financing referenced above, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  The holder of the note agreed to a conversion price of the note of $1.80 per share instead of the price at which we sell equity between now and September 30, 2010 and reduced the required cash balance referenced in the March 26, 2010 amendment above from $1,250,000 to $950,000.  In addition, the number of warrants originally granted to the holder pursuant to the 2007 financing increased from 1,875,000 to 5,208,333 and are now exercisable at $1.80 per share instead of $5.00 per share.  The warrants continue to be exercisable any time for the five years from the original date of grant.  In consideration of entering into the July 30, 2010, amendment the note holder will be issued 2,800,000 shares of our common stock.

The conversion price of the senior secured convertible note and the exercise price of the warrants continue to be subject to adjustment pursuant to standard anti-dilution rights.  If we are not successful in completing the $6.0 million equity raise by September 30, 2010, then the conversion price of the note and the exercise price of the warrants will reset to the lowest price at which we will have sold equity.  These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.80 per share.

As of June 30, 2010 and 2009, we recorded an aggregate derivative liability of $131,307 and $1,379,200, and derivative valuation gain of $633,993 and $2,403,700 to reflect the change in value of the aggregate derivative liability since December 31, 2009 and 2008, respectively.  The aggregate derivative liability of $131,307 included $7 for the note conversion feature and $131,300 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.22% for the note and 0.81%for the warrants, (ii) expected life (in years) of 0.50 for the conversion feature and 2.50 for the warrants; (iii) expected volatility of 69.27% for the conversion feature and 86.92% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.68.

During the six months ended June 30, 2010, the principal value of the 6.25% senior secured convertible note was increased by $746,132 to $17,142,382 (convertible into 3,145,391 common shares), for interest capitalized rather than making a payment in cash. During the six months ended June 30, 2009, the principal value of the 6.25% senior secured convertible note was increased by $682,594 for interest capitalized. Capitalized interest is computed at 9%.

The original principal value of the note is being accreted over the term of the obligation, for which $1,047,825 and $2,095,650 was included in interest expense for the three and six months ended June 30, 2010 and 2009, respectively. The note now bears a 6.25% annual interest rate payable quarterly and for the six months ended June 30, 2010, 26,785 was accrued and included as interest expense.  For the six months ended June 30, 2010, $720,513 ($746,132 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest.  For the six months ended June 30, 2009, $659,156 ($682,594 offset by $23,438 note interest accrued in 2009) was included in interest expense for capitalized interest.

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

As of June 30, 2010 and 2009, we recorded an aggregate derivative liability of $6,700 and $166,700, and a derivative valuation gain of $193,300 and $560,000, respectively, to reflect the change in value of the aggregate derivative liability since December 31, 2009 and 2008, respectively.  The aggregate derivative liability of $6,700 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.22%, (ii) expected life (in years) of 0.50; (iii) expected volatility of 69.27%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.68.

The principal value of $1,000,000 of the unsecured convertible note was accreted over the initial term of the obligation, for which $166,668 was included in interest expense for the six months ended June 30, 2009. The note was fully accreted as of the year ended December 31, 2009 The note currently bears an 8% annual interest rate payable semi-annually, and for the three and six months ended June 30, 2010, $20,000 and $40,000, respectively was included in interest expense. For the three and six months ended June 30, 2009 the note bore a 5% annual interest rate and $12,500 and $24,856 respectively was included in interest expense.

Senior Secured 6% Convertible Notes

On May 16, 2005, we consummated a private placement of $3,000,000 principal amount of 6% senior secured convertible notes and related securities, including common stock warrants and additional investment rights, to four institutional funds.  The senior secured convertible notes were originally due May 16, 2008 and were originally convertible into 1,200,000 shares of our common stock at a conversion price of $2.50 per share.  On March 16, 2006, we entered into a waiver and amendment agreement, which adjusted the conversion rate to $1.50 per share.  The warrants and the embedded conversion feature of the senior secured convertible notes have been accounted for as derivatives. As of December 31, 2008, the entire $3,000,000 principal balance had been converted into 1,200,000 shares of our common stock. As of December 31, 2008, 1,167,298 of the original 1,200,000 warrants had been exercised leaving 32,702 which remained unexercised and expired on May 15, 2010.

As of June 30, 2010, we recorded no aggregate derivative liability and a derivative valuation gain of $4,600 to reflect the change in value of the aggregate derivate liability associated with the expiration of 32,702 warrants on May 16, 2010. As of June 30, 2009, we recorded an aggregate derivative liability $15,000 and a derivative valuation gain of $24,900 to reflect the change in value of the aggregate derivate liability since December 31, 2008.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2010:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserves	488,392	488,392	-	-
Total assets measured at fair value	$488,392	$488,392	$-	$-

Liabilities
Derivative valuation (1)	$609,807	$-	$-	$609,807
Total liabilities measured at fair value	$609,807	$-	$-	$609,807

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2010.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2009	$(969,900)	$274,264	$(695,636)
Total gains or losses (realized and unrealized)
Included in net loss	1,285,093	(49,264)	1,235,829
Valuation adjustment	-	-	-
Purchases, issuances, and settlements, net	(925,000)	(225,000)	(1,150,000)
Transfers to Level 3	-	-	-
Balance at June 30, 2010	$(609,807)	$-	$(609,807)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our condensed consolidated balance sheet.

Auction Rate Preferred Securities

During the three and six months ended June 30, 2010, we redeemed our remaining $300,000 ARPS ($274,264 fair value) for $225,000 through a second market broker and recognized a $49,264 loss on sale of available for sale securities. Additionally, we retired our $162,500 ARPS secured note for which the ARPS had been held as collateral.

The ARPS held by us at June 30, 2009, totaling $1,950,000 were in AAA rated funds.  Due to our belief that the market for these instruments may take in excess of twelve months to fully recover, we have classified these investments as non-current.  During the three months ended June 30, 2009, $700,000 of our $2,650,000 ARPS, held at December 31, 2008, were redeemed at 100% of their par value. As a result of this redemption we recorded a $61,750 gain on sale of securities held for sale and a net reduction of $638,250 in our securities available for sale.

Fair Value of Other Financial Instruments

The carrying amounts of our accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their immediate or short-term maturities.  The aggregate carrying amount of the notes payable approximates fair value as the individual notes bear interest at market interest rates and there has not been a significant change in our operations and risk profile.

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

As of June 30, 2010, we had purchased and installed an aggregate of approximately $2,145,637 of the equipment at the customer sites. During the three and six months ended June 30, 2010 we made lease payments totaling approximately $422,096 and $844,191 of which $303,133 and $595,701 was applied toward the outstanding lease with $118,962 and $248,490, respectively included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 and $25,134 which was included in interest expense for the three and six months ended June 30, 2010, respectively.

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

During the years ended December 31, 2009 and 2008, we acquired 2,475,714 and 1,513,564 IDI common share equivalents in exchange for 165,048 and 99,731 shares of our common stock valued at $256,265 and $249,500, respectively. Additionally in 2008 we included a cash payment of $547. As of June 30, 2010, we owned approximately 55,415,997 IDI common share equivalents, representing approximately 93.6% of the total outstanding IDI share equivalents.

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development of the CodecSys technology. As of June 30, 2010 and 2009, we have advanced an aggregate amount of $2,726,291 and $2,377,980 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 11 – Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No 2010-17, Revenue Recognition – Milestone Method (Topic 605) – Milestone Method of Revenue Recognition. The amendment in this Update affect vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. Previous to this Update, authoritative guidance on the use of the milestone method did not previously exist. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive such as being (1) Be commensurate with either of the following: a. The vendor’s performance to achieve the milestone or b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (2) Relate solely to past performance and (3) Be reasonable relative to all deliverables and payment terms in the arrangement. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. Other proportional revenue recognition methods are also acceptable. The amendments in this Update are effective prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect this guidance to have a significant impact on its financials since it does not have any research or development deliverable arrangements.

In April 2010, the FASB issued ASU No 2010-13, Compensation – Stock Compensation (Topic718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition.  Therefore, the award would be classified as an equity award if it otherwise qualifies as equity.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.  The Company does not expect this guidance to have a significant impact on its financials since it has not classified any share-based payments noted above as a liability.

In March 2010, the FASB issued ASU No 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This update amends Subtopic 740-10 and adds paragraph 740-10-S99-4 related to SEC Staff Announcements.  In essence, the announcement provides that the two healthcare bills (Health Care and Education Reconciliation Act of 2010, which reconciles the Patient Protection and Affordable Care Act) should be considered together when considering the accounting impact. This update is effective immediately.  The Company does not expect the health care bills to effect the Company’s tax positions, but if they do the bills will be considered together.

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

In January 2010, the FASB issued ASU No 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements.  The key additions area as follows: 1) Disclose transfer in and out of Level 1 and 2, 2) Activity in Level 3 should show information about purchases, sales, settlements, etc on a gross basis rather than as net basis, and 3) Additional disclosures about inputs and valuation techniques.  The new disclosure requirements are effective for interim and annual periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc which is effective for periods beginning after December 15, 2010.  The Company adopted this Update on January 1, 2010, but does not expect it will have a significant impact on the financials since there are not many items recorded at fair value, but additional disclosures about inputs and valuation techniques will be made.

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

In January 2010, the FASB issued ASU No 2010-03, Extractive Activities – Oil and Gas (Topic 932) – Oil and Gas Reserve Estimation and Disclosures. The purpose of this update is to align the oil and gas reserve estimation and disclosure requirements with the SEC’s final rule requirements regarding oil and gas.  The update makes the following key changes 1) expands the definition of oil and gas 2) amends the definition of proved oil and gas reserves and 3) requires additional disclosures.  The update is effective for annual reporting periods ending on or after December 31, 2009.  Since the Company has no oil and gas producing activities, this update did not have a significant impact on the Financial Statements for December 31, 2009.

In January 2010, the FASB issued ASU No 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. This update provides clarification about Topic 810 (Previously FAS 160) and clarifies that the derecognition provisions of Topic 810 apply to 1) A subsidiary or group of assets that is a business or nonprofit activity 2) A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture and 3) An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  This updated is effective when companies adopt FAS 160 or the first annual or interim period after December 15, 2009 – December 31, 2009 for the Company.  Since the Company has not had any decreases in ownership, the pronouncement does not have a significant impact on the Financial Statements for December 31, 2009.

In January 2010, the FASB issued ASU No 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that a stock portion of the distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47.  The amendments are effective for interim and annual periods ending on or after December 15, 2009 so for the annual period of December 31, 2009.  This update does not have a significant impact on its Financial Statements for the December 31, 2009 since the Company does not pay any dividends – cash or stock.

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

In September 2009, the FASB issued Accounting Standard Update No 2009-12, Fair Value Measurement and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share.  This Update applies to entities that have hold an investment that is required to be measured or disclosed at fair value if the investment meets both of the following criteria 1) the investment does not have a readily determinable fair value and 2) the investment is in an entity that has all of the attributes specified in paragraph 946-10-15-2 (attributes of an investment company).  The Update permits an entity to measure the fair value of an investment that is within the scope noted above on the net asset value per share of the investment if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946.  Additional disclosures are also required.  This Update is effective for financial statements issued for interim and annual periods after December 15, 2009.  This Update does not have a significant impact on the Company’s financial statements since the Company does not have any investments in entities that meet the Scope of the Update.

In June 2009, the FASB issued Topic 810-10-65, Amendments to FASB Interpretation No. 46(R).   The purpose of this Statement is to improve financial reporting for entities involved with variable interest entities.  Amongst other amendments to SFAS 46(R), the statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Furthermore, this statement requires on-going reassessments as to whether an enterprise is the primary beneficiary.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited. This standard did not have a significant impact on the Company’s Financial Statements when it was adopted on January 1, 2010.

In June 2009, the FASB issued Topic 810-10-65, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  The purpose of this Statement is to improve information about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Statement removes the concept of a qualifying special-purpose entity, clarifies the intent of paragraph 9 of SFAS 140 is to determine whether the transferor has surrendered control over financial assets and limits the circumstances in which a financial asset should be derecognized. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period.  Earlier application is prohibited. The Company does not expect this standard to have a significant impact on its Financial Statements when it is adopted on January 1, 2010.

Note 12 – Supplemental Cash Flow Information

2010

During the six months ended June 30, 2010, we issued 289,990 shares of our common stock valued in aggregate at $295,768 to three companies and three individuals for consulting services rendered the expense for which is included in our general and administrative expense.

During the six months ended June 30, 2010 we issued 200,000 shares our common stock valued at $216,000 to a corporation for the purchase of a H.264 codec software license to be used in our CodecSys product development. We have included it as an asset on our balance sheet and will amortize it as part of cost of sales.

During the six months ended June 30, 2010 we issued 1,000,000 shares our common stock valued at $990,000 to our senior secured 6.25% convertible note holder as part of the note due date extension. We included it as an asset on our balance sheet as additional note acquisition costs and will amortize it over the remaining term of the note.

For the six months ended June 30, 2010 an aggregate non-cash expense of $2,163,406 was recorded for the accretion of our convertible notes as follows, (i) $2,095,650 for the senior secured 6.25% convertible note and (ii) $67,756 for our unsecured 3% convertible notes.

For the six months ended June 30, 2010, we recognized $784,925 in depreciation and amortization expense from the following: (i) $399,282 related to cost of sales for equipment used directly by or for customers, (ii) $380,135 related to equipment other property and equipment, and (iii) $4,875 for patent amortization.

2009

During the six months ended June 30, 2009, we acquired 2,475,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development.

For the six months ended June 30, 2009 an aggregate non-cash expense of $2,262,318 was recorded for the accretion of our convertible notes as follows, (i) $2,095,650 for the senior 6.25% convertible notes and (ii) $166,668 for the unsecured convertible note.

For the six months ended June 30, 2009 we received $58,500 from the exercise of 50,000 warrants from one individual at an exercise price of $1.17 per share.

For the six months ended June 30, 2009, we recognized $384,925 in depreciation and amortization expense from the following: (i) $13,207 related to cost of sales for equipment used directly by or for customers, (ii) $367,896 related to equipment other property and equipment, and (iii) $3,822for patent amortization.

We paid no cash for income taxes during the six months ended June 30, 2010 and 2009.

We paid $251,919 and $33,318 for interest expense during the six months ended June 30, 2010 and 2009, respectively.

Note 13 – Subsequent Events

For the period from July 1 to August 4, 2010, the Company issued 40,485 shares to one individual and two companies for consulting services rendered during the period.

On July 30, 2010, we entered into an amendment agreement with the holder of our senior secured convertible note.   See Note 7 – Notes Payable.

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

Executive Overview

The current economic conditions and uncertainty in the financial markets in the U.S. and internationally may adversely affect our business, financial results and our liquidity. If economies remain unstable or weaken, or if businesses or consumers perceive that these economic conditions may continue or weaken, we may experience declines in the sales or renewals as customers delay or defer buying or reduce their level of spending activity. Moreover, these economic conditions and uncertain financial markets have caused companies across many of the industries we serve, particularly in the financial services and retail sectors, to experience downturns in their businesses, which may cause our customers in these industries to reduce the level of services they purchase from us. Additionally, we may experience increased difficulty in obtaining financing in the future, which could negatively impact our ability to pursue our business and development of CodecSys products, as well as affect our ability to repay our outstanding indebtedness. As a result, we cannot predict what impact the current economic conditions and uncertainty of the financial markets will have on us, but expect that such events may have an adverse effect on our business, financial condition, results of operation and liquidity in the current quarter and future periods.

On July 1, 2010, we released CodecSys version 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP and Microsoft. Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial institution customer to provide technology and digital signage services to approximately 2,000 of the customer’s more than 6,000 retail and administrative locations throughout North America.  A factor in securing this contract was the benefits of the CodecSys technology delivering our services to be utilized in our services.  Initial roll-out of this contract has been completed, but is expected to expand over the term of the contract.  For the six months ended June 30, 2010, we realized approximately $3,082,000 in revenue from this new customer contract, which contributed approximately 89% of our revenues for the six month period.

During the quarter ended July 30, 2010, our revenues increased by approximately 400% compared to the same quarter in 2009. This increase resulted primarily from the new customer contract discussed above. Net cash used for operations in the six months ended June 30, 2010 was $2,471,362 less than the net cash used for operations in the six months ended June 30, 2009.

Given our existing liquidity and capital position, we are in the process of raising additional equity funding.  We have also raised funding from debt sources as discussed below to support our working capital and liquidity position.  We have secured a conditional extension of our senior secured convertible debt, but such extension is conditioned upon a successful equity financing in the amount of $6.0 million.  Until cash from operations is sufficient to cover all corporate expenses and repayment of our outstanding indebtedness, we will continue to deplete our available cash and increase our need for future equity and debt financing.  Any such financing may not be available on terms favorable to us, if at all, and may result in continued dilution to our existing shareholders.

During the six months ended June 30, 2010, we entered into four unsecured convertible notes with three individuals and one corporation totaling $925,000.  In connection with this financing, the unsecured 3% convertible note holders received warrants to acquire 925,000 shares of our common stock.  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes, as described more fully under “Liquidity and Capital Resources.”

Also during the six months ended June 30, 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000.  In these agreements, we pledged certain outstanding accounts receivable, as described more fully under “Liquidity and Capital Resources.”

On June 30, 2010, we entered into four short-term unsecured notes with two individuals and two corporations totaling $250,000.  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes, as described more fully under “Liquidity and Capital Resources.”

On July 30, 2010, we entered into an amendment and extension agreement with the holder of our $15.0 million senior secured convertible note.  The amendment provided a conditional extension of the maturity date of such note and included other modifications, as described more fully under “Liquidity and Capital Resources.”  If we are unable to successfully raise at least $6.0 million in equity financing prior to September 30, 2010, then the maturity date of this note will revert to its original maturity date of December 21, 2010.  If we are unable to repay our $15.0 million senior secured convertible note when it becomes due, we may face possible foreclosure on our assets by the note holder, bankruptcy protection or liquidation.  Because the note is secured by all of our assets, any foreclosure could result in the loss of our business and a complete loss of investment by our shareholders.

Results of Operations for the Six Months ended June 30, 2010 and June 30, 2009

Revenues

We generated $3,474,307 in revenue during the six months ended June 30, 2010.  During the same six-month period in 2009, we generated revenue of $708,632.  The increase in revenue of $2,765,675 was due primarily to our new digital signage contract with the financial services company, which accounted for approximately 89% of our revenues for the six months ending June 30, 2010. The total increase in revenues was partially offset by decreased revenue from our other customers of $276,483, which decrease was a function of those customers generating less revenue from expansion of existing networks rather than the loss of customers.

Sales revenues from our three largest customers accounted for approximately 94% and 37% of total revenues for the six months ended June 30, 2010 and 2009, respectively. The three largest customers in 2010 were not the same customers as in 2009. The addition of our new digital signage customer has materially affected our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues increased by approximately $1,732,660 to $2,589,762 for the six months ended June 30, 2010 from $857,102 for the six months ended June 30, 2009. Although costs increased greatly, the gross margin from operations increased $1,033,015 from a negative gross margin of ($148,470) in the six months ended June 30, 2009 to a positive gross margin of $884,545 for the six months ended June 30, 2010. The increase was due primarily to the substantial increase in business primarily related to the new digital signage contract, which was the major contributor to an increase of $1,189,176 in the direct costs related to installations and an increase in the general operations department costs of $184,897, due to an increase in installation activity. In addition, depreciation expenses increased by $386,075.

Expenses

General and administrative expenses for the six months ended June 30, 2010 were $2,379,061 compared to $2,756,081 for the six months ended June 30, 2009. The net decrease of approximately $377,020 resulted from  decreases totaling $113,414 in general operating expenses such as travel, temporary help, and rental expenses.  In 2010, we purchased no additional minority interests in our IDI subsidiary which when compared with activity in 2009 reflects a decrease in general and administrative expenses of $256,265 and, in addition, director fees and legal fees decreased by $118,792 and $95,309, respectively. The total decrease in administrative expenses was partially offset by an increase of $160,802 in consulting expenses, an increase of $90,798 in warrant and option expense and finance fees of $60,000 were incurred in 2010 that were not incurred in 2009. Research and development in process decreased by $231,269 for the six months ended June 30, 2010 to $1,502,065 from $1,733,334 for the six months ended June 30, 2009. The continued high level of development expenditures is the result of the CodecSys development plan and is expected to continue in the foreseeable future as the product is refined for commercial deployment. The decrease resulted primarily from a decrease of $286,669 in professional services and a decrease of $192,924 in employee and materials and supplies related expenses when compared to such expenses incurred in 2009 offset by an increase of $237,000 in consulting fees.  Sales and marketing expenses decreased $178,183 to $142,268 for the six months ending June 30, 2010 from $320,452 for the six months ending June 30, 2009.  The decrease reflects a decrease in conventions and related travel expenses of $61,149 and a decrease of $52,950 in consulting expenses and a decrease of $11,698 in rental expenses.  We closed our offices in California from which the rental expense savings resulted.

Interest Expense

For the six months ended June 30, 2010, we incurred interest expense of $3,848,704 compared to interest expense for the six months ended June 30, 2009 of $3,213,552.  The increase of $635,152 resulted primarily from the Company electing to capitalize the interest on our 6.25% senior secured convertible note which increases the principal balance on which interest is calculated.  In addition, $248,490 of the interest expense related to the financing obligation for equipment purchased for our new digital signage customer.

Net Loss

We realized a net loss for the six months ended June 30, 2010 of $ 6,124,691 compared with a net loss for the six months ended June 30, 2009 of $5,427,987. During the same six month period, gross margin increased by $1,033,015 and operating expenses decreased by $773,180 as explained above, which contributed to a decreased loss from operating activities of $1,806,195. The decreased loss from operating activities was offset by a decrease of $1,703,507  related to our derivative valuation gain calculation and a decrease of $111,014 from the gain on the sale of securities.  The total increase in our net loss of $696,704 was primarily due to an increase in interest expense, as explained above.

Results of Operations for the Three Months ended June 30, 2010 and June 30, 2009

Revenues

The Company generated $1,687,240 in revenue during the three months ended June 30, 2010.  During the same three-month period in 2009, the Company generated revenue of $332,543.  The increase in revenue of $1,354,697 or approximately 400% was due primarily to revenues recognized from the network installation of our digital signage network for the new customer referenced above.  The revenue generated for this customer aggregated $1,480,665.  The increase of revenues from this customer was partially offset by a decrease of $81,654 in revenues spread over many customers for which the Company performed less installation work and other services in the three months ended June 30, 2010 than it did for those customers in the second quarter of 2009.

The Company's three largest customers’ sales revenues accounted for approximately 95% and 46% of total revenues for the quarters ended June 30, 2010 and 2009, respectively.  The three largest customers in 2010 are not the same as the three largest customers in 2009. Our largest customer accounted for approximately 88% of our revenues.  Any material reduction in revenues generated from our largest customer could harm the Company’s results of operations, financial condition and liquidity.

Cost of Revenues

Costs of Revenues increased by $879,093 to $1,316,719 for the three months ended June 30, 2010, from $437,626 for the three months ended June 30, 2009.  The increase was primarily due to continued installation of equipment and operations of the new customer’s digital signage network.  In addition, depreciation increased by $196,298 and the cost of the operations department increased by $82,205, which were primarily the result of our increased activity for our new customer.

Expenses

General and Administrative expenses for the three months ended June 30, 2010 were $1,168,087 compared to $1,478,579 for the three months ended June 30, 2009.  The decrease of $310,492 resulted primarily from a decrease in granted option and warrant expense of $122,392, a decrease in expenses incurred related to the purchase of minority interests of $121,265, a decrease in legal services of $34,852, and a decrease in directors’ fees of $63,792.  These decreases were partially offset by an increase of $126,922 in consulting fees and an increase of $10,000 for finance fees.  Research and development in process decreased by $184,664 for the three months ended June 30, 2010 to $765,930 from $950,594 for the three months ended June 30, 2009, which resulted primarily from a decrease of $108,080 in employee related costs and a decrease of $35,100 in consulting fees.  Sales and marketing expenses decreased by $143,617, which decrease was composed mainly of decreases of $61,148 in tradeshow expenses, $28,850 in consulting fees, and $24,375 in other professional services.  These decreases resulted primarily from completion of some development projects and cost control efforts on the part of management to conserve available resources.

Interest Expense

For the three months ended June 30, 2010, the Company incurred interest expense of $2,133,679 compared to interest expense for the three months ended June 30, 2009 of $1,611,174.  The increase of $522,505 resulted primarily from the addition of interest expense of $341,370 attributable to the value of stock issued in exchange for the extension of our 6.25% senior convertible note and interest of $118,962 related to our equipment leasing obligation that was not outstanding in the same quarter of 2009. The main components of our interest expense consisted of $1,096,831 recorded to account for the accretion of note liability on our balance sheet, capitalized interest on our 6.25% senior secured convertible note of $377,216, interest on our equipment leasing obligation of $118,962 and amortization of debt offering costs of $456,120.

Net Loss

The Company realized a net loss for the three months ending June 30, 2010 of $3,223,960 compared with a net loss for the three months ended June 30, 2009 of $4,779,939. The decrease in net loss of $1,555,979 was primarily the result of the difference in the calculation of our derivative valuation of $1,130,093 and the decrease in our loss from operations of $1,107,355 as explained above, all of which was partially offset by an increase of $522,505 in interest expense as described above.

Liquidity and Capital Resources

At June 30, 2010, we had cash of $361,202, total current assets of $1,562,348, total current liabilities of $22,613,706 and total stockholders' deficit of $18,010,770.  Included in current liabilities is $17,101,355 relating to the current portion of our senior secured convertible notes and our unsecured convertible note. Also included is the current portion of our equipment lease obligation and our short-term accounts receivable financing obligation.  In addition, we included $609,900 which relates to the value of the embedded derivatives for the senior secured convertible note and related warrants and the unsecured convertible note.

We experienced negative cash flow used in operations during the six months ended June 30, 2010 of $1,019,861 compared to negative cash flow used in operations for the six months ended June 30, 2009 of $3,491,223.  The negative cash flow was generally sustained by cash reserves from prior sales of equity and debt securities and short-term note financing.  The decrease of $2,471,362 in cash used for operations was partially offset by an increase in accounts payable of $664,050 and a decrease of $262,897 in accounts receivable.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

Our audited consolidated financial statements for the year ended December 31, 2009 contained a “going concern” qualification.  As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited), we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, there could be substantial doubt about our ability to continue as a going concern.

In August 2009, we entered into a sale and leaseback agreement which financed the purchase and installation of equipment to retrofit our new customer’s approximately 2,000 retail sites with our digital signage product offering.  We received approximately $4,100,000 from the sale of the equipment in exchange for making lease payments over a 36 month period of $144,000 per month.

During the six months ended June 30, 2010, we entered into four short-term notes with two individuals and two corporations totaling $250,000. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The notes with the two individuals were dated June 7, 2010, each in the principal amount of $50,000 and due on July 31, 2010 with an annual interest rate of 12%. The note with one corporation was dated June 29, 2010 in the principal amount of $100,000 and is due on July 31, 2010 with an annual interest rate of 12%. The final obligation results from payment due on a commission agreement of $50,000 which is due and payable upon demand with an annual interest rate of 1% per month until paid. For the six months ended June 30, 2010, an aggregate of $1,682 was include in interest expense related to these obligations.

Also during the six months ended June 30, 2010, we entered into four convertible notes with three individuals and one corporation totaling $925,000. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The unsecured 3% convertible notes bear an interest rate of 3% per annum paid in cash and are due on December 31, 2012. The principal of the notes is convertible into shares of our common stock at a conversion price of $1.00 per share or at the price per share of the equity sold before September 30, 2010, and is convertible any time during the term of the notes at the option of the holders or the Company.  In connection with this financing, the unsecured 3% convertible note holders received warrants to acquire 925,000 shares of our common stock exercisable at $1.50 per share. The number of warrants and the conversion price of the stock may be changed based on sales of equity sold before September 30, 2010. The warrants are exercisable any time for a three-year period beginning on the date of grant.

During the six months ended June 30, 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We have used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note was originally due December 21, 2010, but has been conditionally extended to June 21, 2012 depending on our future financing efforts, as discussed below.  Because of this financing condition, the maturity date may revert back to December 21, 2010.  The senior secured convertible note bears interest at 6.25% per annum if paid in cash.   If the interest payments are deferred, the interest is capitalized at 9% per annum.  Because we have deferred certain interest payments, the principal balance of the note as of June 30, 2010 was $17,142,382.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 were due quarterly and commenced in April 2009, but cash payments of interest were not made.  During 2010, we capitalized interest of $746,132 related to the senior secured convertible note.  Interest payments may be made through issuance of common stock in certain circumstances.  Pursuant to an amendment to the note effective July 30, 2010, the note including capitalized interest of $17,142,382, is currently convertible into 9,523,546 shares of our common stock at a conversion price of $1.80 per share, convertible any time during the term of the note.  The conversion price of the note may decrease if we are unable to complete a $6.0 million equity financing by September 30, 2010.  We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

On July 30, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note and warrant reset provisions.  The July 30, 2010 amendment conditionally amended the maturity date of the note to June 21, 2012.  If we are unsuccessful in raising the $6.0 million in equity financing referenced above, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  The holder of the note agreed to a conversion price of the note of $1.80 per share instead of the price at which we sell equity between now and September 30, 2010 and reduced the required cash balance referenced in the March 26, 2010 amendment above from $1,250,000 to $950,000.  In addition, the number of warrants originally granted to the holder pursuant to the 2007 financing increased from 1,875,000 to 5,208,333 and are now exercisable at $1.80 per share instead of $5.00 per share.  The warrants continue to be exercisable any time for the five years from the original date of grant.  In consideration of entering into the July 30, 2010 amendment the note holder will be issued 2,800,000 shares of our common stock.

The conversion price of the senior secured convertible note and the exercise price of the warrants continue to be subject to adjustment pursuant to standard anti-dilution rights.  If we are not successful in completing the $6.0 million equity raise by September 30, 2010, then the conversion price of the note and the exercise price of the warrants will reset to the lowest price at which we will have sold equity.  These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than $1.80 per share.

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

Our monthly operating expenses, including our CodecSys technology research and development expenses,  exceeded our monthly net sales by approximately $300,000 per month during the quarter ended June 30, 2010.  Given this operating deficit, our currently available capital resources will be exhausted in the next quarter if our current operations remained relatively constant. We have secured approximately $2,000,000 in short-term loans to finance current activities until we are able to raise equity capital.   We are actively pursuing equity financing from

various sources.  To the extent sales and new financing expectations do not materialize, we intend to decrease operating expenses in order to preserve and extend our existing cash resources.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  We do not issue financial instruments for trading purposes.  As discussed above, however, the embedded conversion feature and prepayment option of our senior secured convertible notes and our related warrants are deemed to be derivatives and are subject to quarterly “mark-to-market” valuations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of March 31, 2010, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2010, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of June 30, 2010, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2010.

PART II – OTHER INFORMATION

Item 1.

  Legal Proceedings

The Company is a defendant in three lawsuits, the total amount in dispute in which is $125,000.

Item 1A. Risk Factors

`

Except as indicated below, there have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2009.

We may not be able to repay our outstanding notes when they become due.

The maturity date of our $15.0 million senior secured convertible note has been conditionally extended to June 21,  2012 pursuant to an amendment and extension agreement dated July 30, 2010, or the note amendment.  If we are unable to successfully raise at least $6.0 million in equity financing prior to September 30, 2010, then the maturity date of this note will revert to its original maturity date of December 21, 2010.  We are in the process of raising additional equity funding, but our efforts to date have been unsuccessful.  Given the lead time and other requirements for closing a significant equity financing, it is likely we may not be able to raise the required $6.0 million by September 30, 2010, in which case the original maturity will be reinstated as discussed above.  If this happens, we believe raising additional equity financing will become even more difficult and may not be possible.  If such financing is available, it would likely result in substantial dilution to existing shareholders.  We currently do not have the cash resources or ability to repay the $15.0 million senior secured convertible note.  If we are unable to repay the senior secured convertible note when it becomes due, we may face possible foreclosure on our assets by the note holder, bankruptcy protection or liquidation.  Because the note is secured by all of our assets, any foreclosure could result in the loss of our business and a complete loss of investment by our shareholders.  We may also be unable to repay our other outstanding unsecured debt obligations as they become due, including our $1.0 million unsecured convertible note discussed below.

Our $1.0 million unsecured convertible note is due on December 22, 2010.  Under the terms of the $15.0 million senior secured convertible note amendment, the senior secured convertible note was also amended to preclude any principal payment of our $1.0 million unsecured convertible note without the written consent of the senior secured convertible note holder.  Therefore, unless the senior secured convertible note holder provides consent, of which there can be no assurance, we will be precluded from repaying the unsecured note when it becomes due on December 22, 2010.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In June, 2010, we amended a previously issued convertible promissory note to increase the principal amount to $1,000,000, which bears interest at the rate of 3% per annum. In April, 2010, we issued two additional convertible promissory notes in the principal amounts of $250,000 and $300,000.  The term of all the notes is three years.  The notes are convertible at the option of the holder or the Company at a conversion rate of $1.00 per share or at a lower price in the event the Company sells equity at a lower price at any time prior to September 30, 2010.   In connection with the issuance of the notes, we issued warrants to acquire up to 1,000,000 shares, 250,000 shares and 300,000 shares, respectively, of our common stock at an exercise price of $1.50 per share.  The warrants have a term of three years from the date of issuance.  In the event a holder elects to have the notes convertible at a price lower as explained above in the event additional equity is sold by the Company, the number of warrants and their exercise price will be adjusted to the same terms and conditions as such purchasers of the additional equity receive at the time of their investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In May, June and July, 2010 we issued a total of 84,006 shares of our common stock to three separate consultants for services performed for us pursuant to written consulting agreements.  The consultants were accredited investors and were fully informed regarding the investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.

 [REMOVED AND RESERVED]

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

10.12

Full Ratchet Amendment and Extension Agreement dated July 30, 2010 to 6.25% Senior Secured Convertible Promissory Note dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed with the SEC on July 30, 2010.)

10.13

Warrant to Purchase Common Stock dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.14

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

Date:  August 13, 2010

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its: President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010

/s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)