Form 10-Q
period 2010-09-30
BROADCAST INTERNATIONAL INC
filed 2010-11-12
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 5, 2010
Common Stock, $.05 par value	45,659,150 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

24

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

33

            Item 4.   Controls and Procedures

33

PART II -OTHER INFORMATION

            Item 1.   Legal Proceedings

34

            Item 1A. Risk Factors

34

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

35

            Item 3.   Defaults Upon Senior Securities

35

            Item 4.   [REMOVED AND RESERVED]

35

            Item 5.   Other Information

35

            Item 6.   Exhibits

36

Signatures

38

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	September 30, 2010
		(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$263,492	$311,227
Trade accounts receivable, net	1,187,660	947,544
Inventory	105,410	63,115
Prepaid expenses	128,042	235,660
Total current assets	1,684,604	1,557,546
Property and equipment, net	3,811,377	2,802,420
Other Assets
Debt offering costs	447,525	2,088,905
Patents, net	177,413	169,948
Long-term investments	274,264	-
Deposits and other assets	422,974	660,963
Total other assets	1,322,176	2,919,816

Total assets	$6,818,157	$7,279,782

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$2,023,378	$2,050,858
Payroll and related expenses	385,349	526,414
Other accrued expenses	180,695	394,354
Unearned revenue	91,729	80,820
Current portion of notes payable (net of discount of $24,186 and $935,156, respectively)	13,354,166	18,424,769
Other current obligations	1,238,779	1,377,764
Derivative valuation	969,900	1,003,300
Total current liabilities	18,243,996	23,858,279
Long-term Liabilities
Long-term portion of notes payable	162,500	-
Other long-term obligations	2,494,512	1,443,077
Total long-term liabilities	2,657,012	1,443,077
Total liabilities	20,901,008	25,301,356
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 39,690,634 and 45,507,103 shares issued as of December 31, 2009 and September 30, 2010, respectively	1,984,532	2,275,355
Additional paid-in capital	77,760,811	85,180,623
Accumulated deficit	(93,828,194)	(105,477,552)
Total stockholders’ deficit	(14,082,851)	(18,021,574)

Total liabilities and stockholders’ deficit	$6,818,157	$7,279,782

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2010	2009	2010

Net sales	$806,398	$1,885,600	$1,515,030	$5,359,907
Cost of sales	653,702	1,257,954	1,510,804	3,847,716
Gross profit	152,696	627,646	4,226	1,512,191

Operating expenses:
Administrative and general	1,193,978	801,351	3,950,059	3,180,412
Selling and marketing	152,237	55,007	472,689	197,276
Research and development	924,563	588,147	2,657,897	2,090,212
Depreciation and amortization	190,443	190,846	562,161	575,856
Total operating expenses	2,461,221	1,635,351	7,642,806	6,043,756
Total operating loss	(2,308,525)	(1,007,705)	(7,638,580)	(4,531,565)

Other income (expense):
Interest income	3,249	-	18,231	3,295
Interest expense	(1,711,601)	(3,531,090)	(4,925,153)	(7,379,794)
Gain (loss) on derivative valuation	126,400	(1,044,993)	3,115,000	240,100
Gain (loss) on sale of securities	60,558	-	122,308	(49,264)
Loss on sale of assets	(9,690)	-	(11,296)	-
Unrealized gain on long term investments	260	-	57,291	-
Other income (expense), net	(5,798)	59,121	(10,935)	67,870
Total other income (expense)	(1,536,622)	(4,516,962)	(1,634,554)	(7,117,793)

Loss before income taxes	(3,845,147)	(5,524,667)	(9,273,134)	(11,649,358)
Provision for income taxes	-	-	-	-
Net loss	$(3,845,147)	$(5,524,667)	$(9,273,134)	$(11,649,358)

Net loss per share – basic & diluted	$(0.10)	$(0.13)	$(0.24)	$(0.28)

Weighted average shares – basic & diluted	39,483,200	43,098,800	39,141,000	41,402,000

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(9,273,134)	$(11,649,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	581,971	1,179,380
Common stock issued for services	-	399,466
Common stock issued for in process research and development	256,265	4,024
Accretion of discount on convertible notes payable	3,393,477	3,251,360
Capitalized interest on convertible note	1,035,452	1,131,836
Stock based compensation	807,597	879,570
Loss on sale of assets	11,296	-
Extinguishment of Debt	-	802,190
Gain on derivative liability valuation	(3,115,000)	(240,100)
Loss (gain) on sale of securities available for sale	(122,308)	49,264
Comprehensive gain on sale of securities available for sale	(57,291)	-
Allowance for doubtful accounts	16,529	(38,904)
Changes in assets and liabilities:
Accounts receivable	(376,249)	279,020
Inventories	7,219	42,295
Debt offering costs	344,250	1,648,620
Prepaid and other assets	60,482	20,393
Accounts payable and accrued expenses	(19,112)	259,419
Deferred revenues	1,237	(10,909)

Net cash used in operating activities	(6,447,319)	(1,992,434)

Cash flows from investing activities:
Purchase of equipment	(1,536,675)	(190,173)
Proceeds from the sale of auction rate preferred securities	2,025,000	225,000
Proceeds from sale of assets	4,451	-

Net cash provided by investing activities	492,776	34,827

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	58,500	-
Proceeds from the sale of equity	-	1,335,000
Principal payments on debt	(1,087,729)	(1,304,658)
Proceeds from equipment financing	4,100,670
Proceeds from notes payable	1,400,000	1,975,000

Net cash provided by financing activities	4,471,441	2,005,342

Net increase (decrease) in cash and cash equivalents	(1,483,102)	47,735

Cash and cash equivalents, beginning of period	3,558,336	263,492

Cash and cash equivalents, end of period	$2,075,234	$311,227

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2010

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2009 and September 30, 2010 and the results of operations for the three and nine months ended September 30, 2009 and 2010, respectively, with the cash flows for each of the nine month periods ended September 30, 2009 and 2010, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

As we experienced net losses during the three and nine month periods ending September 30, 2010 and 2009, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 16,565,816 and 15,454,415, shares of common stock at prices ranging from $0.33 to $36.25 and $0.02 to $45.90 per share were outstanding at September 30, 2010 and 2009, respectively. Additionally, restricted stock units of 950,000 and 335,000 were outstanding at September 30, 2010 and 2009, respectively. Furthermore, the Company had convertible debt that was convertible into 10,404,493 and 3,608,952 shares of common stock at September 30, 2010 and 2009, respectively that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 5 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at September 30, 2010 was 1,641,845.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 2,765,000 at September 30, 2010.

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

The fair values for the options granted for the nine months ended September 30, 2010 and 2009 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2010	2009
Risk free interest rate	3.14%	3.48%
Expected life (in years)	7.5	10.0
Expected volatility	80.71%	81.85%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the nine months ended September 30, 2010 and 2009, was $0.80 and $1.08, respectively.

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

The fair values for the warrants issued for the nine months ended September 30, 2010 and 2009 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2010	2009
Risk free interest rate	1.34%	1.85%
Expected life (in years)	2.98	2.52
Expected volatility	88.65%	94.55%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the nine months ended September 30, 2010 and 2009 was $0.53 and $0.73, respectively.

Net loss for the nine months ended September 30, 2010 and 2009 includes $879,571 and $807,597, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $879,571 for the nine months ended September 30, 2010 is (i) $80,000 for 100,000 options granted to one member of the board of directors, (ii) $93,000 for 150,000 warrants issued to three new members of our advisory board, (iii) $44,450 for 460,000 warrants issued to five individuals and two corporations for consulting services, (iv) $568,121 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2010 and (v) $94,000 for 100,000 restricted stock units issued to a member of the board of directors. Additionally, we issued (i) 183,824 warrants to a former member of the board of directors in exchange for the return and cancellation of 125,000 shares of our common stock, (ii) 2,295,075 warrants to investors of our Private Placement Memorandum Offering and (iii) 3,333,333 warrants with the July 2010 amendment to our 6.25% senior secured convertible note.

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

The impact on our results of operations for recording stock-based compensation for the three and nine months ended September 30, 2010 and 2009 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2010	2009	2010
General and administrative	$ 128,851	$ 96,973	$ 565,769	$ 616,001
Research and development	91,666	87,593	241,828	263,570

Total	$ 220,517	$ 184,566	$ 807,597	$ 879,571

Due to unexercised options and warrants outstanding at September 30, 2010, we will recognize an additional aggregate total of $695,403 of compensation expense over the next three years based upon option and warrant award vesting parameters as shown below:

2010	$ 193,203
2011	380,561
2012	121,639

Total	$ 695,403

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2010.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2009	13,167,337	$2.19
Options granted	100,000	1.05
Warrants issued	6,422,232	1.59
Expired	(3,038,087)	1.66
Forfeited	(85,666)	2.26
Exercised	-	-

Outstanding at September 30, 2010	16,565,816	$2.05

The following table summarizes information about stock options and warrants outstanding at September 30, 2010.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.33 - 0.95	2,014,299	3.86	$0.74	2,014,299	$0.74
1.06 - 6.25	14,549,117	2.42	2.23	13,986,008	2.25
9.50 -11.50	1,600	1.42	10.50	1,600	10.50
36.25	800	0.67	36.25	800	35.25
$0.33 - 36.25	16,565,816	2.05	$2.59	16,002,707	$2.06

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the nine months ended September 30, 2010, 100,000 restricted stock units were awarded. During the nine months ended September 30, 2010, 35,000 restricted stock units were settled by two individuals through the issuance of 35,000 shares of our common stock.

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

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2010.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2009	885,000	$ 1.69
Awarded at fair value	100,000	$ 0.94
Canceled/Forfeited	-	-
Settled by issuance of stock	(35,000)	$ 1.70
Outstanding at September 30, 2010	950,000	$ 1.61
Vested at September 30, 2010	950,000	$ 1.61

Note 6 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At September 30, 2010 and December 31, 2009, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $947,544 and $1,187,660 net accounts receivable for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, were (i) $864,236 and $1,211,815 for billed trade receivables, respectively; (ii) $140,803 and $69,833 of unbilled trade receivables (iii) $5 and $179 for employee travel advances and other receivables, respectively; less (iv) ($57,500) and ($94,167) for allowance for uncollectible accounts, respectively.

We have pledged $675,000 of our $947,544 net accounts receivable for the nine months ended September 30, 2010 and have included a $675,000 liability in our current notes payable.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2010, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,591 and $7,466 for the three and nine months ended September 30, 2010. Amortization expense recognized on all patents totaled $1,943 and $5,765 for the three and nine months ended September 30, 2009.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $588,147 and $2,090,212 of research and development costs for the three and nine months ended September 30, 2010.  We expensed $924,563 and $2,657,897 of research and development costs for the three and nine months ended September 30, 2009.

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

For the nine months ended September 30, 2010 and 2009, we had one customer that individually constituted 10% or more of our total revenues.  That customer provided 87% and 46% respectively, of our aggregate revenue.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Note 7 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the nine months ended September 30, 2010 and year ended December 31, 2009 was as follows:

	December 31, 2009	September 30, 2010

Senior Secured 6.25% Convertible Note	$12,317,619	$16,592,930
Unsecured Convertible Note	1,000,000	1,000,000
Auction Rate Preferred Securities Secured Note	162,500	-
AFCO Note Payable	36,547	6,839
Unsecured Short Term Notes	-	150,000
Pledged A/R Note Payable	-	675,000
Total	13,516,666	18,424,769
Less Current Portion	(13,354,166)	(18,424,769)
Total Long-term	$162,500	$-

Unsecured Short Term Notes

During the nine months ended September 30, 2010, we entered into five short-term notes with two individuals and three corporations totaling $400,000 of which $200,000 has been repaid to the noteholders, and $50,000 (plus $1,150 of earned interest) was converted into 51,150 shares of our common stock. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The notes with the two individuals were dated June 7, 2010, each in the principal amount of $50,000 and due on July 31, 2010 with an annual interest rate of 12%. During the three and nine months ended September 30, 2010, one of these notes was paid in full and the other was converted into shares of our common stock mentioned above.

One of the notes with one of the corporations was dated June 29, 2010 in the principal amount of $100,000, with an annual interest rate of 12%, and was originally due on July 31, 2010.  The due date, however, has been extended to December 31, 2010 and remains outstanding at September 30, 2010.  Another obligation resulting from payment due on a commission agreement of $50,000, with an annual interest rate of 1% per month was paid in full during the three and nine months ended September 30, 2010. On July 1, 2010, we entered into a revolving line of credit promissory note with a company with a maximum line of credit of $500,000 to finance the purchase of equipment to be placed at customer locations. Payment on this note is due the earlier of December 31, 2010 or receipt of payment from our customer for the financed equipment. During the three and nine months ended September 30, 2010, we borrowed $150,000 on the line of credit note and repaid $100,000 resulting in a $50,000 outstanding balance. For the three and nine months ended September 30, 2010, an aggregate of $12,076 and $13,758, respectively was included in interest expense related to these obligations.

Unsecured 3% Convertible Notes

During the nine months ended September 30, 2010, we entered into four convertible notes with three individuals and one corporation totaling $925,000. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The unsecured 3% convertible notes bear an interest rate of 3% per annum paid in cash and are due on December 31, 2012. The principal of the notes is convertible into shares of our common stock at a conversion price of $1.00 per share or at the price per share of the equity sold before September 30, 2010, and is convertible any time during the term of the notes at the option of the holders or the Company.

During the three and nine months ended September 30, 2010, $900,000 of the principal balance plus $8,925 of accrued interest was converted into 908,925 shares of our common stock. The remaining $25,000 principal balance was returned, at the individual’s request, and the transaction was voided.

In connection with the financing, the unsecured 3% convertible note holders received warrants to acquire 925,000 shares of our common stock exercisable at $1.50 per share. The number of warrants and the conversion price of the stock may be changed based on sales of equity sold before September 30, 2010. The warrants are exercisable any time for a three-year period beginning on the date of grant. The warrants and the embedded conversion feature and prepayment provision of the unsecured 3% convertible notes have been accounted for as derivatives. These warrants were cancelled upon conversion of the notes to equity and new warrants were issued under the provisions of the private placement offering memorandum.

The principal value of $900,000 of the unsecured 3% convertible notes had been accreted over the term of the obligations, for which $40,129 and $107,885 was included in interest expense for the three and nine months ended September 30, 2010, respectively. The notes bore a 3% annual interest rate, and for the three and nine months ended September 30, 2010, $3,321 and $8,925, respectively was included in interest expense.

Accounts Receivable Purchase Agreements

During the nine months ended September 30, 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

AFCO Note Payable

On November 6, 2009, we entered into a Commercial Premium Finance Promissory Note with AFCO Credit Corporation. The beginning principal of the note was $36,547 and is payable in 11 monthly installments beginning Jan 1, 2010 and bears a 7.8% annual interest rate.

Auction Rate Preferred Securities Secured Note

In January 5, 2009, we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (“ARPS”). This loan is subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan is secured by the ARPS held by the Company in an account at the brokerage company, and bears an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrues monthly and is payable on the fifth business day of every month. The principal and any accrued interest are immediately due upon demand by the lender. During the nine months ended September 30, 2010, we redeemed the remaining balance of $300,000 (par value) of our ARPS and recognized a $49,264 loss on sale of available for sale securities. During the nine months ended September 30, 2010 we retired the remaining $162,500 balance of ARPS secured note.

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

From March 26, 2010 through October 29, 2010, we entered into a series of amendments to the senior secured convertible note.  Each of these amendments is described below.

On March 26, 2010, we entered into an amendment and extension agreement with the holder of the senior secured convertible note.  The agreement conditionally amended the maturity date of the note to December 21, 2011.  If we are unsuccessful in raising at least $6.0 million in equity financing before September 30, 2010, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  In consideration of entering into the agreement, the note holder was issued 1,000,000 shares of our restricted common stock valued at $990,000.  In addition, we agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, we will be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to the note holder; (ii) we will not make principal payments on our outstanding $1.0 million unsecured convertible note without the written consent of the holder of the senior secured convertible note; and (iii) we will grant board observation rights to the note holder.  Given these additional terms, unless the senior secured convertible note holder provides consent, of which there can be no assurance, we will be precluded from repaying the $1.0 million unsecured convertible note when it becomes due on December 22, 2010.

On July 30, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note and warrant reset provisions.  The July 30, 2010 amendment conditionally amended the maturity date of the note to June 21, 2012.  If we are unsuccessful in raising the $6.0 million in equity financing referenced above, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  The holder of the note agreed to a conversion price of the note of $1.80 per share instead of the price at which we sell equity between now and September 30, 2010 and reduced the required cash balance referenced in the March 26, 2010 amendment above from $1,250,000 to $950,000.  In addition, the number of warrants originally granted to the holder pursuant to the 2007 financing increased from 1,875,000 to 5,208,333 and are now exercisable at $1.80 per share instead of $5.00 per share.  The warrants continue to be exercisable any time for the five years from the original date of grant.  In consideration of entering into the July 30, 2010 amendment the note holder was issued 2,000,000 shares of common stock and will be issued an additional 800,000 shares of our common stock at the completion of the required equity raise.

On September 27, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note.  Pursuant to this amendment, the due date for the required equity financing was extended to October 31, 2010.

On October 29, 2010, we entered into a fourth amendment agreement with the holder of the senior secured convertible note regarding the note and warrant provisions.  The fourth amendment (i) increased the amount of the required equity raise to $8.0 million, approximately $2.5 million of which has been raised or committed by investors; (ii) extended the time in which we can complete the equity financing to December 3, 2010; (iii) deleted the provision of the senior secured convertible note that granted the Company the option to redeem the note prior to its maturity date; (iv) changed the conversion price of the note if we are successful in completing the required capital raise to an amount equal to 150% of the lowest price at which Company common stock is sold during calendar year 2010; (v) changed the exercised price of the warrants to an amount equal to 150% of the lowest price at which Company common stock is sold during calendar year 2010; (vi) provides that if we are successful in completing the required capital raise the number of warrants will be increased as currently provided in the 6.25% senior secured convertible promissory note; and (vii) extended the expiration date of the warrants to December 31, 2013.

If the additional funding is not completed by December 3, 2010, certain provisions of the prior amendments will be void in that the maturity date will revert back to December 21, 2010, the conversion price will become the lowest price at which equity securities have been sold, the exercise price will become the lowest price at which equity securities have been sold, the number of warrants then outstanding will be determined by the original purchase documents, and the Company will not have an obligation to maintain a balance of cash and marketable securities equal to $950,000.

The conversion price of the senior secured convertible note and the exercise price of the warrants continue to be subject to adjustment pursuant to standard anti-dilution rights.  If we are not successful in completing the $8.0 million equity raise by December 3, 2010, then the conversion price of the note and the exercise price of the warrants will reset to the lowest price at which we will have sold equity.  These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than 150% of the lowest price at which Company common stock is sold during calendar year 2010.

As of September 30, 2010 and 2009, we recorded an aggregate derivative liability of $1,000,500 and $1,321,700, and a derivative valuation loss of $235,200 and a derivative valuation gain of $2,461,200 to reflect the change in value of the aggregate derivative liability since December 31, 2009 and 2008, respectively.  The aggregate derivative liability of $1,000,500 included $10,900 for the note conversion feature and $989,600 for the warrants.  These values were calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.16% for the note and 0.42%for the warrants, (ii) expected life (in years) of 0.20 for the conversion feature and 2.20 for the warrants; (iii) expected volatility of 81.37% for the conversion feature and 85.52% for the warrants; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.75.

During the nine months ended September 30, 2010, the principal value of the 6.25% senior secured convertible note was increased by $1,131,836 to $17,528,086 (convertible into 9,737,826 common shares), for interest capitalized rather than making a payment in cash. During the nine months ended September 30, 2009, the principal value of the 6.25% senior secured convertible note was increased by $1,035,452 for interest capitalized. Capitalized interest is computed at 9%.

The original principal value of the note is being accreted over the term of the obligation, for which $1,047,825 and $3,143,475 was included in interest expense for the three and nine months ended September 30, 2010 and 2009, respectively. The note now bears a 6.25% annual interest rate payable quarterly and for the nine months ended September 30, 2010, $27,388 was accrued and included as interest expense.  For the nine months ended September 30, 2010, $1,106,217 ($1,131,836 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest.  For the nine months ended September 30, 2009, $1,012,014 ($1,035,452 offset by $23,438 note interest accrued in 2009) was included in interest expense for capitalized interest.

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

As of September 30, 2010 and 2009, we recorded an aggregate derivative liability of $2,800 and $100,000, and a derivative valuation gain of $197,200 and $626,700, respectively, to reflect the change in value of the aggregate derivative liability since December 31, 2009 and 2008, respectively.  The aggregate derivative liability of $2,800 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.16%, (ii) expected life (in years) of 0.20; (iii) expected volatility of 81.37%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.75.

The principal value of $1,000,000 of the unsecured convertible note was accreted over the initial term of the obligation, for which $250,002 was included in interest expense for the nine months ended September 30, 2009. The note was fully accreted as of the year ended December 31, 2009 The note currently bears an 8% annual interest rate payable semi-annually, and for the three and nine months ended September 30, 2010, $20,000 and $60,000, respectively was included in interest expense. For the three and nine months ended September 30, 2009 the note bore a 5% annual interest rate and $12,500 and $37,356 respectively was included in interest expense.

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

As of September 30, 2010, we recorded no aggregate derivative liability and a derivative valuation gain of $4,600 to reflect the change in value of the aggregate derivative liability associated with the expiration of 32,702 warrants on May 16, 2010. As of September 30, 2009, we recorded an aggregate derivative liability $12,800 and a derivative valuation gain of $27,100 to reflect the change in value of the aggregate derivative liability since December 31, 2008.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2010:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserves	311,227	311,227	-	-
Total assets measured at fair value	$311,227	$331,227	$-	$-

Liabilities
Derivative valuation (1)	$1,003,300	$-	$-	$1,003,300
Total liabilities measured at fair value	$1,003,300	$-	$-	$1,003,300

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2010.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2009	$(969,900)	$274,264	$(695,636)
Total gains or losses (realized and unrealized)
Included in net loss	240,100	(49,264)	190,836
Valuation adjustment	-	-	-
Purchases, issuances, and settlements, net	(273,500)	(225,000)	(498,500)
Transfers to Level 3	-	-	-
Balance at September 30, 2010	$(1,003,300)	$-	$(1,003,300)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our condensed consolidated balance sheet.

Auction Rate Preferred Securities

During the nine months ended September 30, 2010, we redeemed our remaining $300,000 ARPS ($274,264 fair value) for $225,000 through a second market broker and recognized a $49,264 loss on sale of available for sale securities. Additionally, we retired our $162,500 ARPS secured note for which the ARPS had been held as collateral.

The ARPS held by us at September 30, 2009, totaled $625,000 ($570,834 fair value). During the nine months ended September 30, 2009, $2,025,000 of our $2,650,000 ARPS, held at December 31, 2008, were redeemed at 100% of their par value. As a result of this redemption, we recorded a $122,308 gain on sale of securities held for sale and a net reduction of $1,845,401 in our securities available for sale.

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

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we sold to the financing institution certain telecommunications equipment to be installed at 1981 of our customer’s retail locations in exchange for a one time payment of $4,100,670 by the financial institution. We will pay to the financial institution 36 monthly lease payments and at the expiration of the equipment lease will pay the greater of the then in place fair market value of the equipment or 10% of the original purchase price.

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

During the three and nine months ended September 30, 2010 we made lease payments totaling approximately $422,096 and $1,266,287 of which $314,080 and $909,781 was applied toward the outstanding lease with $108,016 and $356,506, respectively included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 and $37,701 which was included in interest expense for the three and nine months ended September 30, 2010, respectively.

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

During the three and nine months ended September 30, 2010, we acquired 67,000 IDI common share equivalents in exchange for 4,467 shares of our common stock valued at $4,024, which was expensed in research and development. As of September 30, 2010, we owned approximately 55,482,997 IDI common share equivalents, representing approximately 93.7% of the total outstanding IDI share equivalents.

During the three and nine months ended September 30, 2009, we acquired 2,475,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265, which was expensed in research and development.

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues marketing and development of the CodecSys technology. As of September 30, 2010 and 2009, we have advanced an aggregate amount of $2,788,209 and $2,482,388 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

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

Note 12 – Supplemental Cash Flow Information

2010

During the nine months ended September 30, 2010, we issued 406,927 shares of our common stock valued in aggregate at $399,466 to three companies and three individuals for consulting services rendered the expense for which is included in our general and administrative expense.

During the nine months ended September 30, 2010 we issued 200,000 shares our common stock valued at $216,000 to a corporation for the purchase of a H.264 codec software license to be used in our CodecSys product development. We have included it as an asset on our balance sheet and will amortize it as part of cost of sales.

During the nine months ended September 30, 2010, we issued 3,000,000 shares our common stock valued at $3,290,000 to our senior secured 6.25% convertible note holder as part of amendment and extension agreements. See note 7. We included it as an asset on our balance sheet as additional note acquisition costs and will amortize it over the remaining term of the note.

For the nine months ended September 30, 2010, an aggregate non-cash expense of $3,251,360 was recorded for the accretion of our convertible notes as follows, (i) $3,143,475 for the senior secured 6.25% convertible note and (ii) $107,885 for our unsecured 3% convertible notes.

For the nine months ended September 30, 2010, we recognized $1,179,380 in depreciation and amortization expense from the following: (i) $603,524 related to cost of sales for equipment used directly by or for customers, (ii) $568,390 related to equipment other property and equipment, and (iii) $7,466 for patent amortization.

During the nine months ended September 30, 2010, the conversion to common stock of all of our unsecured 3% convertible notes and the conversion of $50,000 to common stock of our unsecured short term notes resulted in an $802,190 extinguishment of debt primarily due to unrealized note discounts and accrued interest.

2009

During the nine months ended September 30, 2009, we acquired 2,475,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development.

For the nine months ended September 30, 2009, we received $58,500 from the exercise of 50,000 warrants from one individual at an exercise price of $1.17 per share.

For the nine months ended September 30, 2009, an aggregate non-cash expense of $3,393,477 was recorded for the accretion of (i) $3,143,475 for our senior secured 6.25% convertible notes, and (ii) $250,002 our unsecured convertible note.

For the nine months ended September 30, 2009, we recognized $581,971 in depreciation and amortization expense from the following: (i) $19,810 related to cost of sales for equipment used directly by or for customers, (ii) $556,396 related to equipment other property and equipment, and (iii) $5,765for patent amortization.

We paid no cash for income taxes during the nine months ended September 30, 2010 and 2009.

We paid $369,591 and $135,301 for interest expense during the nine months ended September 30, 2010 and 2009, respectively.

Note 13 – Subsequent Events

On October 5, 2010, we sold 100,000 shares of our common stock and issued warrants to purchase 100,000 shares of our common stock at an exercise price of $1.50 per share on a Private Placement Memorandum. This sale provided $100,000 in cash to the Company.

Between October 1 and November 4, 2010, we issued an aggregate of 52,047 common shares of our stock to one company and one individual for services rendered to the Company.

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

On July 31, 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial institution customer to provide technology and digital signage services to approximately 2,000 of the customer’s more than 6,000 retail and administrative locations throughout North America. In October, 2010, we received notification that the customers network was expanding by over 700 additional locations and we would begin site surveys for those new locations in the fourth quarter of 2010.  In addition, the customer selected us to be its vendor for certain additional audio visual services during the next year. A factor in securing this contract was the benefits of the CodecSys technology delivering our services to be utilized in our services.  For the nine months ended September 30, 2010, we realized approximately $4,531,832 in revenue from this new customer contract, which contributed approximately 87% of our revenues for the nine month period.

During the quarter ended September 30, 2010, our revenues increased by approximately 134% compared to the same quarter in 2009. This increase resulted primarily from the new customer contract discussed above. Net cash used for operations in the nine months ended September 30, 2010 was $4,454,885 less than the net cash used for operations in the nine months ended September, 2009.

Given our existing liquidity and capital position, we are in the process of raising additional equity funding.  We have also raised funding from debt sources as discussed below to support our working capital and liquidity position.  We have secured a conditional extension of our senior secured convertible debt, but such extension is conditioned upon a successful equity financing in the amount of $8.0 million.  Until cash from operations is sufficient to cover all corporate expenses and repayment of our outstanding indebtedness, we will continue to deplete our available cash and increase our need for future equity and debt financing.  Any such financing may not be available on terms favorable to us, if at all, and may result in continued dilution to our existing shareholders.

During the six months ended June 30, 2010, we entered into four unsecured convertible notes with three individuals and one corporation totaling $925,000. During the quarter ended September 30, 2010, all of the convertible note holders converted their notes to common stock at a conversion rate of $1.00 per share.  In connection with this financing, the unsecured 3% convertible note holders received warrants to acquire 925,000 shares of our common stock.  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes, as described more fully under “Liquidity and Capital Resources.”

Also during the nine months ended September 30, 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000.  In these agreements, we pledged certain outstanding accounts receivable, as described more fully under “Liquidity and Capital Resources.”

In July, 2010, we entered into a revolving line of credit, the proceeds of which are to be used to purchase and install equipment for our largest customer.  In connection with this financing, we issued 100,000 warrants to acquire our common stock.  As of September 30, 2010, there was $50,000 outstanding on the line of credit.

On June 30, 2010, we entered into four short-term unsecured notes with two individuals and two corporations totaling $250,000, which were converted to common stock during the quarter ended September 30, 2010 at a conversion rate of $1.00 per share.  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes, as described more fully under “Liquidity and Capital Resources.”

On July 30, 2010, September 27, 2010, and October 29, 2010, we entered into amendment and extension agreements with the holder of our $15.0 million senior secured convertible note.  The amendments provided a conditional extension of the maturity date of such note and included modifications of the reset provisions of the note and related warrants, as described more fully under “Liquidity and Capital Resources.”  If we are unable to successfully raise at least $8.0 million in equity financing prior to December 3, 2010, then the maturity date of this note will revert to its original maturity date of December 21, 2010.  If we are unable to repay our $15.0 million senior secured convertible note when it becomes due, we may face possible foreclosure on our assets by the note holder, bankruptcy protection or liquidation.  Because the note is secured by all of our assets, any foreclosure could result in the loss of our business and a complete loss of investment by our shareholders.

Results of Operations for the Nine Months ended September 30, 2010 and September 30, 2009

Revenues

We generated $5,359,907 in revenue during the nine months ended September 30, 2010.  During the same nine-month period in 2009, we generated revenue of $1,515,030.  The increase in revenue of $3,844,877 was due primarily to our new digital signage contract with the financial services company, which accounted for approximately 87% of our revenues for the nine months ending September 30, 2010. License fees increased by $2,300,001 and system sales and installation revenues increased by $1,641,611 in the nine months ended September 30, 2010, almost all of which increases were due to our major digital signage customer.  Satellite transmission fees increased by $17,032, which was offset by a decrease of $15,000 from special event programming, a decrease of $60,575 from miscellaneous revenue sources and a decrease of $38,191 from studio and production fees.  These decreases were due mainly to a decrease in miscellaneous production jobs and $60,000 of the decrease was due to the expiration of a studio rental contract from one customer.

Sales revenues from our three largest customers accounted for approximately 93% and 62% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. Two of the three largest customers in 2010 were the same customers as in 2009, including our largest customer. The addition of our new digital signage customer has materially affected our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues increased by approximately $2,336,912 to $3,847,716 for the nine months ended September 30, 2010 from $1,510,804 for the nine months ended September 30, 2009.  Costs of equipment and installation services increased by $1,556,905 due to the installation of new equipment used in the initial installations for our largest customer.  Installation services for all other customers combined decreased by approximately $90,610.  In addition, depreciation increased by $583,714 due to the equipment installed for our customer’s digital signage network.

Expenses

General and administrative expenses for the nine months ended September 30, 20 were $3,180,412 compared to $3,950,059 for the nine months ended September 30, 2009.  The decrease of $769,647 resulted primarily from a decrease of $252,241 in the amount of minority interests in IDI that were purchased in 2009 compared to the amount purchased in 2010, a decrease of $164,100 in legal expenses, and a decrease of $115,992 in option and warrant expenses.  In addition, direct operational expenses decreased by $226,330 which was primarily the result of a decrease of $119,290 in temporary help and a decrease of $71,480 in telephone and data lines expenses.

Research and development in process decreased by $567,685 for the nine months ended September 30, 2010 to $2,090,212 from $2,657,897 for the nine months ended September 30, 2009.  The decrease resulted primarily from a decrease of $359,918 in employee related expenses, a decrease of $344,612 in other professional services, which were partially offset by an increase of $178,650 in consulting fees.

Sales and marketing expenses decreased $275,412 to $197,276 for the nine months ending September 30, 2010 from $472,688 for the nine months ended September 30, 2009.  The decrease reflects a decrease in employee and related costs of $39,142, a decrease of $124,927 in other professional services and consulting fees, and a decrease of $64,533 in tradeshow and convention expense.

Interest Expense

For the nine months ended September 30, 2010, we incurred interest expense of $7,379,794 compared to interest expense for the nine months ended September 30, 2009 of $4,925,153.  The increase of $2,454,641 resulted primarily from an acceleration of debt offering expenses of $1,304,370 over the same period in 2009 and an expense of $792,115 from the conversion of convertible notes to equity.  The remaining increase in interest expense resulted from the company continuing to elect to capitalize the interest on our 6.25% senior secured convertible note, which increases the principal balance on which interest is calculated and increased interest of $259,996 related to equipment financing for our largest customer’s digital signage network because the lease financing was outstanding for the entire year. Of the total interest expense recorded for the nine months ended September 30, 2010, $1,106,217 was the amount incurred on the principal outstanding on our 6.25% senior secured convertible note, $533,706 was incurred on all of our other indebtedness and the reminder of our interest expense resulted primarily from amortization of our costs of acquiring and extending our 6.25% senior secured convertible note

Net Loss

We realized a net loss for the nine months ended September 30, 2010 of $11,649,358 compared with a net loss for the nine months ended September 30, 2009 of $9,273,134. The increase in the net loss of $2,376,224 is primarily due to a decreased gain related to our derivative valuation calculation of $2,874,900 and the increase in interest expense of $2,454,641 discussed above. The decrease was partially offset by an increase in operating margins of $1,507,965 resulting from our increased revenues and decrease operating expenses as explained above and the overall decrease in other operating expenses of $1,599,050 also as discussed above.

Results of Operations for the Three Months ended September 30, 2010 and September 30, 2009

Revenues

We generated $1,885,600 in revenue during the three months ended September 30, 2010.  During the same three-month period in 2009, we generated revenue of $806,398.  The increase in revenue of $1,079,202 was due primarily to an increase of $432,523 in license fees, $392,761 of which resulted from our largest customer’s digital signage network and an increase of $647,200 from system sales and installation and service work $486,768 of which was from work done for the digital signage network in the three months ended September 30, 2010.

Our three largest customers’ sales revenues accounted for approximately 90% and 86% of total revenues for the quarters ended September 30, 2010 and 2009, respectively.  The three customers with the greatest revenues in 2010 were the same three customers in 2009. Any material reduction in revenues generated from any one of our largest customers could cause further deterioration in our results of operations, financial condition and liquidity.

Cost of Revenues

Costs of revenues increased by approximately $604,252 to $1,257,954 for the three months ended September 30, 2010 from $653,702 for the three months ended September 30, 2009.  The increase was due primarily to an increase of $407,504 in cost of equipment sales and services because our largest customer’s digital signage network was deployed for the full quarter and depreciation expense increased by $197,639 for the same reason.

Expenses

General and administrative expenses for the three months ended September 30, 2010 were $801,351 compared to $1,193,198 for the three months ended September 30, 2009.  The decrease of approximately $392,627 resulted primarily from a decrease of $127,996 in legal and consulting fees expenses, a decrease of $88,803 in temporary help expenses and a decrease of 74,017 in bad debt expenses. In addition, option and warrant expenses decreased by $31,879 and telephone and data line expense decreased by $31,409.

Research and development in process decreased by $336,416 for the three months ended September 30, 2010 to $588,147 from $924,563 for the three months ended September 30, 2009.  This decrease resulted primarily from decreased employee and related costs of $166,995, decreased consulting and professional services of $116,294 and a decrease of $26,712 in outside engineering design expenses.

Sales and marketing expenses decreased $97,230 for the three months ended September 30, 2010 to $55,007 from $152,237 for the three months September 30, 2009.  The decrease was due primarily to decreased professional services of $42,200, decreased payroll and related expenses of $33,309 and a decrease of $14,747 in advertising and promotion expenses and various other operating expenses related to marketing.

Interest Expense

For the three months ended September 30, 2010, we incurred interest expense of $3,531,090 compared to interest expense for the three months ended September 30, 2009 of $1,711,601.  The increase of $1,819,489 resulted primarily from an increase in interest expense due to an acceleration of debt offering expenses of $963,000 over the same period in 2009 and an expense of $792,115 from the conversion of convertible notes to equity.  The $3,531,090 interest expense recorded  consisted of $1,047,825 recorded to account for the accretion of note liability on our balance sheet, interest capitalized on our 6.25% senior secured convertible note of $385,704, amortization of debt offering costs of $1,077,750, and interest recorded of $108,015 related to equipment financing for our largest customer and interest of $792,115 recorded to reflect the interest cost from the conversion of convertible notes to equity. Of the total interest expense recorded for the three months ended September 30, 2010, $385,704 was the amount incurred on the principal outstanding on our 6.25% senior secured convertible note, $164,925 was incurred on all of our other indebtedness and the reminder of our interest expense resulted primarily from amortization of our costs of acquiring and extending our 6.25% senior secured convertible note.

Net Loss

We realized net loss for the three months ended September 30, 2010 of $5,524,667 compared to a net loss of $3,845,147 for the three months ended September 30, 2009. The increase in net loss of $1,679,520 was primarily the result of recording increased interest expenses of $1,819,489 as explained above and a loss of $1,044,993 in the derivative valuation of our convertible notes compared with recording a gain in derivative valuation of $126,400 for the three months ended September 30, 2009.  The increase in our total loss was partially offset by a decrease in loss from operations of $1,300,820 resulting from increased revenues and decreased operating expenses as explained above.

Liquidity and Capital Resources

At September 30, 2010, we had cash of $311,227, total current assets of $1,557,546, total current liabilities of $23,858,280 and total stockholders' deficit of $18,021,574.  Included in current liabilities is $18,424,769 of liability related to our 6.25% senior secured convertible note and unsecured convertible note, and $1,003,300 which relates to the value of the embedded derivatives for the 6.25% senior secured convertible note and related warrants and $1,377,764 related to the current portion of debt obligations for equipment financing.

As of September 30, 2009, we held approximately $625,000 of auction rate preferred securities, valued at $570,834 and classified as long term investments. All of our auction rate preferred securities have been redeemed.  We recorded a loss of $49,264 in total for redemptions at less than par.

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

We experienced negative cash flow used in operations during the nine months ending September 30, 2010 of $1,992,434 compared to negative cash flow used in operations for the nine months ended September 30, 2009 of $6,447,319.  The negative cash flow was met by cash reserves, sales of our common stock, and issuances of short term debt.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase sales in our network division by adding new customers.

During 2010, we have raised investment capital through the sale of our common stock and conversion of convertible notes to various individuals and companies.  Through October 31, 2010, we have raised approximately $2,300,000 through the sale of common stock and issuance of debt convertible to our common stock to 17 investors at an investment or conversion price of $1.00 per share.  We also issued to these investors warrants to acquire the same number of additional shares of our common stock at an exercise price of $1.50 per share, which are exercisable anytime during a three year period.  We have used the proceeds of these sales for purchase of equipment for our customers and for general working capital purposes.

During the nine months ended September 30, 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

During the three months ended September 30, 2010, we entered into a $500,000 line of credit for equipment financing to purchase equipment for our largest customer’s digital signage network.  The terms of the line of credit include a 3% interest fee for every 30 days the advances on the line of credit remain outstanding.  To date we have received advances on the line of credit totaling $150,000 and repaid $100,000, and have used the proceeds to purchase and install the equipment at our customer’s locations. In August 2009, we entered into a sale and leaseback agreement which financed the purchase and installation of equipment to retrofit our new customer’s approximately 2,000 retail sites with our digital signage product offering.  We received approximately $4,100,000 from the sale of the equipment in exchange for making lease payments over a 36 month period of $144,000 per month.

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We have used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note was originally due December 21, 2010, but has been conditionally extended to June 21, 2012 depending on our future financing efforts, as discussed below.  Because of this financing condition, the maturity date may revert back to December 21, 2010.  The senior secured convertible note bears interest at 6.25% per annum if paid in cash.   If the interest payments are deferred, the interest is capitalized at 9% per annum.  Because we have deferred certain interest payments, the principal balance of the note as of September 30, 2010 was $17,528,086.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 were due quarterly and commenced in April 2009, but cash payments of interest were not made.  During 2010, we have capitalized interest of $1,131,836 related to the senior secured convertible note.  Interest payments may be made through issuance of common stock in certain circumstances.  Pursuant to amendments to the note effective July 30, 2010, September 23, 2010 and October 29, 2010, as discussed below, the note including capitalized interest totaling $17,528,086 as of September 30, 2010, and was convertible into 9,737,826 shares of our common stock at a conversion price of $1.80 per share, convertible any time during the term of the note.  The conversion price of the note in the future will be 150% of the lowest amount at which we sell common stock during the year 2010 and may decrease further if we are unable to complete a $8.0 million equity financing by December 3, 2010. We have granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

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

From March 26, 2010 through October 29, 2010, we entered into a series of amendments to the senior secured convertible note.  Each of these amendments is described below.

On March 26, 2010, we entered into an amendment and extension agreement with the holder of the senior secured convertible note.  The agreement conditionally amended the maturity date of the note to December 21, 2011.  If we are unsuccessful in raising at least $6.0 million in equity financing before September 30, 2010, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  In consideration of entering into the agreement, the note holder was issued 1,000,000 shares of our restricted common stock valued at $990,000.  In addition, we agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, we will be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to the note holder; (ii) we will not make principal payments on our outstanding $1.0 million unsecured convertible note without the written consent of the holder of the senior secured convertible note; and (iii) we will grant board observation rights to the note holder.  Given these additional terms, unless the senior secured convertible note holder provides consent, of which there can be no assurance, we will be precluded from repaying the $1.0 million unsecured convertible note when it becomes due on December 22, 2010.

On July 30, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note and warrant reset provisions.  The July 30, 2010 amendment conditionally amended the maturity date of the note to June 21, 2012.  If we are unsuccessful in raising the $6.0 million in equity financing referenced above, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  The holder of the note agreed to a conversion price of the note of $1.80 per share instead of the price at which we sell equity between now and September 30, 2010 and reduced the required cash balance referenced in the March 26, 2010 amendment above from $1,250,000 to $950,000.  In addition, the number of warrants originally granted to the holder pursuant to the 2007 financing increased from 1,875,000 to 5,208,333 and are now exercisable at $1.80 per share instead of $5.00 per share.  The warrants continue to be exercisable any time for the five years from the original date of grant.  In consideration of entering into the July 30, 2010 amendment the note holder was issued 2,000,000 shares of common stock and will be issued an additional 800,000 shares of our common stock at the completion of the required equity raise.

On September 27, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note.  Pursuant to this amendment, the due date for the required equity financing was extended to October 31, 2010.

On October 29, 2010, we entered into a fourth amendment agreement with the holder of the senior secured convertible note regarding the note and warrant provisions.  The fourth amendment (i) increased the amount of the required equity raise to $8.0 million, approximately $2.5 million of which has been raised or committed by investors; (ii) extended the time in which we can complete the equity financing to December 3, 2010; (iii) deleted the provision of the senior secured convertible note that granted the Company the option to redeem the note prior to its maturity date; (iv) changed the conversion price of the note if we are successful in completing the required capital raise to an amount equal to 150% of the lowest price at which Company common stock is sold during calendar year 2010; (v) changed the exercised price of the warrants to an amount equal to 150% of the lowest price at which Company common stock is sold during calendar year 2010; (vi) provides that if we are successful in completing the required capital raise the number of warrants will be increased as currently provided in the 6.25% senior secured convertible promissory note; and (vii) extended the expiration date of the warrants to December 31, 2013.

If the additional funding is not completed by December 3, 2010, certain provisions of the prior amendments will be void in that the maturity date will revert back to December 21, 2010, the conversion price will become the lowest price at which equity securities have been sold, the exercise price will become the lowest price at which equity securities have been sold, the number of warrants then outstanding will be determined by the original purchase documents, and the Company will not have an obligation to maintain a balance of cash and marketable securities equal to $950,000.

The conversion price of the senior secured convertible note and the exercise price of the warrants continue to be subject to adjustment pursuant to standard anti-dilution rights.  If we are not successful in completing the $8.0 million equity raise by December 3, 2010, then the conversion price of the note and the exercise price of the warrants will reset to the lowest price at which we will have sold equity.  These rights include (i) equitable adjustments in the event we effect a stock split, dividend, combination, reclassification or similar transaction; (ii) “weighted average” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than the then current market price of our common stock; and (iii) “full ratchet” price protection adjustments in the event we issue new shares of common stock or common stock equivalents in certain transactions at a price less than 150% of the lowest price at which Company common stock is sold during calendar year 2010.

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

Given the conditional extension of the maturity date of our $15.0 million senior secured convertible note discussed above, it is possible this note, together with our unsecured convertible note, will both become due in December 2010.  Notwithstanding the recent amendment, we are continuing discussions with the holder of the senior secured convertible note regarding a possible further extension of the maturity date.  We are also continuing to explore various financing alternatives.  In the event we are unable to repay our convertible notes upon maturity, we will need to secure additional debt or equity financing or face possible foreclosure on our assets by the secured note holder, bankruptcy protection or liquidation.

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $200,000 per month during the quarter ended September 30, 2010.  Our currently available capital resources will be exhausted in the next quarter if our current operations remained relatively constant and if we raise no more equity capital. We are actively pursuing equity financing from various sources.  To the extent sales and new financing expectations do not materialize, we intend to decrease operating expenses in order to preserve and extend our existing cash resources.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of September, 2010, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of September 30, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2010, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2010.

Part II – Other Information

Item 1.

  Legal Proceedings

The Company is a defendant in three lawsuits, the total amount in dispute in which is $125,000

Item 1A. Risk Factors

`

Except as indicated below, there have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2009.

We may not be able to repay our outstanding notes when they become due.

The maturity date of our $15.0 million senior secured convertible note has been conditionally extended to June 21, 2012 pursuant to an amendment and extension agreement dated July 30, 2010, or the note amendment.  If we are unable to successfully raise at least $8.0 million in equity financing prior to December 3, 2010, then the maturity date of this note will revert to its original maturity date of December 21, 2010.  We are in the process of raising additional equity funding, but to date we have only raised or received commitments for approximately $2.5 million.  Given the lead time and other requirements for closing a significant equity financing, it is likely we may not be able to raise the required $8.0 million by December 3, 2010, in which case the original maturity will be reinstated as discussed above.  If this happens, we believe raising additional equity financing will become even more difficult and may not be possible.  If such financing is available, it would likely result in substantial dilution to existing shareholders.  We currently do not have the cash resources or ability to repay the $15.0 million senior secured convertible note.  If we are unable to repay the senior secured convertible note when it becomes due, we may face possible foreclosure on our assets by the note holder, bankruptcy protection or liquidation.  Because the note is secured by all of our assets, any foreclosure could result in the loss of our business and a complete loss of investment by our shareholders.  We may also be unable to repay our other outstanding unsecured debt obligations as they become due, including our $1.0 million unsecured convertible note discussed below.

Our $1.0 million unsecured convertible note is due on December 22, 2010.  Under the terms of the $15.0 million senior secured convertible note amendment, the senior secured convertible note was also amended to preclude any principal payment of our $1.0 million unsecured convertible note without the written consent of the senior secured convertible note holder.  Therefore, unless the senior secured convertible note holder provides consent, of which there can be no assurance, we will be precluded from repaying the $1.0 million unsecured convertible note when it becomes due on December 22, 2010.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In July, 2010, four holders of convertible promissory notes in the aggregate principal amount of $950,000 converted the convertible notes and aggregate accrued interest of $10,075 to 960,075 shares of our common stock at a conversion price of $1.00 per share.  In addition, the holders received warrants to acquire up to 960,075 shares our common stock at an exercise price of $1.50 per share.  The warrants have a term of three years from the date of issuance.  In the event the Company sells equity at a lower price at any time before December 31, 2010, a holder may elect to receive additional equity on the same terms and conditions as such purchasers of the additional equity receive at the time of their investment with the same warrant coverage as the new equity purchasers receive.  We have used the proceeds from the sale of the shares of stock for general working capital.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In July, August and September 2010, we sold 1,335,000 shares of our common stock to 13 different individuals and one company for $1,335,000.  In addition, the purchasers of our common stock also received warrants to purchase an additional 1,335,000 shares of our common stock at an exercise price of $1.50 per share.  The warrants have a term of three years from the date of issuance.  We have used the proceeds from the sale of the shares of stock for general working capital. In the event the Company sells equity at a lower price at any time before December 31, 2010, a holder may elect to receive additional equity on the same terms and conditions as such purchasers of the additional equity receive at the time of their investment with the same warrant coverage as the new equity purchasers receive. We have used the proceeds from the sale of the shares of stock for general working capital.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In July, August and September 2010, we issued a total of 116,937 shares of our common stock to three separate consultants for services performed for us pursuant to written consulting agreements.  The consultants were accredited investors and were fully informed regarding the investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In August, 2010, we issued a total of 4,467 shares of our common stock to two individuals in exchange for 67,000 shares of the common stock of our controlled subsidiary, Interactive Devices, Inc.  There were no proceeds from the transaction.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.

 [REMOVED AND RESERVED]

Item 5.

 Other Information

(a) None.

(b) None.

Item 6.

  Exhibits

Exhibit Number           Document

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

                                                                                        36

10.11

Security Agreement dated as of December 21, 2007, made by each of the parties set forth on the signatures pages thereto, in favor of the collateral agent listed therein.  (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2007.)

10.12

Amendment and Extension Agreement dated March 26, 2010 to 6.25% Senior Secured Convertible Note dated December 21, 2007 between Broadcast International and the holder thereof.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2010)

10.13

Full Ratchet Amendment and Extension Agreement dated July 30, 2010 to 6.25% Senior Secured Convertible Note dated December 21, 2007 between Broadcast International and the holder thereof.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2010)

10.14

Amendment and Extension Agreement dated September 27, 2010 to 6.25% Senior Secured Convertible Note dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2010)

10.15

Forth Amendment and Extension Agreement dated October 29, 2010 to 6.25% Senior Secured Convertible Note dated December 21, 2007 issued to the holder listed therein.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2010)

10.16

Master Lease Agreement dated as of July 28, 2009 between the Company and ACC Capital Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2009.)

10.17

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

Date: November 12, 2010

            /s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010

           /s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)