Form 10-K
period 2010-12-31
BROADCAST INTERNATIONAL INC
filed 2011-03-31
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2010
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number:  0-13316

BROADCAST INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	87-0395567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7050 Union Park Avenue, Suite 600, Salt Lake City, UT 84047

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including Area Code:  (801) 562-2252

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010 the last business day of the Registrant’s most recently completed second fiscal quarter, was $22,838,769.

As of March 17, 2011 the Registrant had outstanding 74,213,522 shares of its common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

31

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  32

ITEM 9A(T).  CONTROLS AND PROCEDURES

32

ITEM 9B.  OTHER INFORMATION

33

PART III

33

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

33

ITEM 11.  EXECUTIVE COMPENSATION

36

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  43

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  46

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

PART IV

49

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

49

SIGNATURES

51

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

ITEM 1.  BUSINESS

Broadcast International, Inc. is a communications services and technology company headquartered in Salt Lake City, Utah.  The Company operates two divisions – BI Networks and CodecSys.

Overview of BI Networks

Through BI Networks, we install, manage and support private communication networks for large organizations that have widely-dispersed locations or operations.  Our enterprise clients use these networks to deliver digital signage solutions, training programs, product announcements, entertainment and other communications to their employees and customers.  We use a variety of delivery technologies, including satellite, Internet streaming and WIFI, depending on the industry standard products and equipment sold by other companies.

In July 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial company to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. Our customer is in process of expanding its network to additional retail and administrative locations.  In addition, the customer has selected us to be its vendor for certain additional audio visual services and to perform additional network management services for it during 2011. A factor in securing them as a customer was our CodecSys® technology utilized in delivering our services.

Bi Networks Products and Services

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

•

Alternative language conversion

•

Access to “off-the-shelf” video training content

Service Revenue

We generate revenue by charging fees for the services we provide, and/or by selling equipment and satellite time.  A typical satellite network generates revenues from the sale and installation of satellite or Internet receivers and antennas and additional monthly revenues from network management services.  On-site maintenance/service, production fees, and occasional satellite time are charged as they are used.

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

Of our net sales in 2010 and 2009 approximately 95% were derived from network management related services and approximately 5% were derived from product and content development and all other services.

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

Overview of CodecSys

We own proprietary video compression technology that we have trademarked “CodecSys.”  Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks. Initially, we developed this technology for delivering video content for our network customers. However, this proprietary technology has expanded into a much wider application.

Video compression is generally accomplished by using a single technique or computer formula to create a particular data stream.  Our patented CodecSys technology is a software-based video operating system that uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over substantially decreased bandwidth while maintaining media quality.  We believe our CodecSys technology offers significant efficiencies and cost savings over traditional hardware solutions associated with video content transmission and storage.

We have developed a video encoding software product based upon our CodecSys technology that operates on multiple hardware platforms and is easily upgradable. In September 2009, our CodecSys video encoding technology was certified by Microsoft as an approved software encoding system for use by IPTV providers that use Microsoft operating platforms.  Our CodecSys technology is the only software video encoding system certified by Microsoft.  Microsoft is a leading provider of network control software to the IPTV market.

In July 2010, we released CodecSys version 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners, including IBM, HP and Microsoft, which are suppliers of hardware and software for video transmission applications in Microsoft’s Media Room environment. Because CodecSys is software-based, it is also ideal for cloud-based initiatives.

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

The second important distinction is that CodecSys is a software encoding system that can be upgraded and improved without changing the hardware on which it is resident much as a personal computer can have its application software upgraded and changed without replacing the equipment.  In addition, CodecSys software can run equally efficiently on different manufacturers’ equipment.  For example, using the Intel chip currently employed by us, our CodecSys encoding system can run equally as well on IBM equipment and HP equipment, which expands our potential market of customers and opens the possibility of different sales channels as our software can be sold by IBM sales people as well as HP sales people. In addition, currently, most video encoders utilize an application specific integrated circuit (ASIC) chip as the encoding engine and when new developments are made, the customer must purchase new hardware to take advantage of the changes.  Having a software based encoding system new changes in technology and encoding algorithms can be downloaded remotely to upgrade the encoding system on the customers already resident hardware.  We believe that having a software based encoding product will slow hardware obsolescence for the customer and be a competitive advantage for us.

CodecSys Products and Services

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

After we had completed substantially all of our development work on the IBM Cell-BE processor chip in the first half of 2009, IBM sales efforts using the Cell-BE processor chip were redirected to products not employing the Cell-BE processor chip.  Intel then released a newly developed operating chip on which we decided to redirect our development efforts.  The Intel chip has the processing power necessary to perform the multiple functions required by our CodecSys technology.  This chip is based on x86 architecture, which is the standard in the industry acceptable to almost all users, and it is easier to program applications to this architecture.  Although our license agreement with IBM has expired, IBM is making hardware sales presentations utilizing our CodecSys technology based upon the Intel chip. The initial version of the CodecSys video encoding system utilizing the Intel chip was first ready for sales presentations and testing in the fourth quarter of 2009, but the CodecSys version 2.0, the first commercial version of the software hardened for sales and deployment was not ready for sales installation until July 1, 2010.  All sales anticipated in the future will be made using the Intel chip.  Notwithstanding the expiration of our license with IBM, we continue to market our CodecSys video encoding software with IBM for use on IBM hardware to prospective customers.

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

Because we now have our CodecSys technology resident on the Intel chip, we are able to market with other manufacturers of computer equipment such as HP.  We have made sales presentations to HP customers in conjunction with HP, which has also selected our video encoding solution as a solution that it will present to its customers.  We have installed our CodecSys based software in “proof of concept” systems at HP customer locations. This has occurred primarily because CodecSys is the only software based encoding system available that will operate on HP hardware platforms and is the only solution that will operate in a cloud computing environment.

In September 2009, our CodecSys encoding system was certified by Microsoft as an approved software encoding system for use by IPTV providers, which use Microsoft Media Room software in their delivery and management of their IPTV systems.  It is the only software video encoding system certified by Microsoft that can be used on a variety of hardware platforms.  The certification has been a source of sales and marketing leads from Microsoft customers desiring encoding solutions for their projects.

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

Research and Development

We have spent substantial amounts in connection with our research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  Our research and development expenditures were approximately $2,711,933 in 2010 and  $3,584,019 in 2009.  Because of our current liquidity position and capital budgeting plans and the fact that we still expend approximately $300,000 per month more than we receive from operating activities, our cash resources may not be sufficient to support future research and development activities unless we raise additional capital or succeed in generating revenues from sales of CodecSys encoders.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001 in the United States and subsequently in various foreign countries.  Our initial U.S. patent related to the CodecSys technology was granted by the U.S. Patent and Trademark Office, or PTO, in August 2007.  Four additional patents have since been issued by the PTO.  As of February 1, 2011, we also had eleven patents issued in foreign countries and 20 pending patent applications, including U.S. and foreign counterpart applications.

We have identified additional applications of the technology, which represent potential patents that further define specific applications of the processes that are covered by the original patents.  We intend to continue building our intellectual property portfolio as development continues and resources are available.

We have registered the “CodecSys” trademark with the PTO, and seek to protect our know-how, trade secrets and other intellectual property through a variety of means, including confidentiality agreements with our employees, customers, vendors, and others.

Major Customers

A small number of customers account for a large percentage of our revenue.  Sales revenues from our largest customer accounted for approximately 87% and 72% of total revenues for the twelve months ended December 31, 2010 and 2009, respectively. No other customer accounted for more than 5% of our total revenues in either year.

In September 2009, we accelerated the extent of the services we were performing for our new Fortune 10 financial customer by commencing a retrofit program for approximately 2,100 of its retail locations throughout the country.  Despite performing on that contract for only four months, this customer was our largest customer in 2009and this customer accounted for 87% of our total revenues in 2010. Any material reduction in revenues generated from this customer could harm our results of operations, financial condition and liquidity.  Our largest customer may not continue to purchase our services and may decrease its level of purchases. To the extent that our largest customer no longer uses our services, revenues will decline substantially, which would harm our business unless we can replace that customer with another similarly large customer.

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

The video encoders to be sold by IBM and HP will compete directly against video encoders manufactured and sold by a number of competitors, including Tandberg, Harmonic, Cisco, Motorola, and Thomson. Neither IBM nor HP has ever produced a video encoder to compete in this market.  To the extent our marketing partners are unsuccessful in entering this new market, we will not derive the amount of licensing revenue currently anticipated by management.

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

Employees

We currently employ 41 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah, and 4 employees outside Utah.  In January 2009, we reduced our employee count by terminating 12 individuals, most of whom worked in technical positions.  We engage independent contractors and employ the services of independent sales representatives as well as voice and production talent on an “as needed” basis at our recording studios.

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

It is imperative that we successfully commercialize our CodecSys technology.  We continue to develop this technology for a variety of applications.  We have never been involved in a development project of the size and breadth that is involved with CodecSys and none of our management has ever been involved with a software development project.  Management may lack the expertise and we may not have the financial resources needed for successful development of this technology.  Furthermore, commercialization and future applications of the CodecSys technology are expected to require additional capital estimated to be approximately $2.0 million annually for the foreseeable future, although we have spent considerably more than that in past years.  This estimate will increase or decrease depending on specific opportunities and available funding.  If we are unsuccessful in our CodecSys development and commercialization efforts, it is highly doubtful we will achieve profitable operations, retire our existing convertible indebtedness or be able to raise additional funding in the future.

We may need additional capital.  If additional capital is required but is not available, we may have to curtail or cease operations.

We completed an equity funding in December 2010, which should provide us with working capital for the next 18 months.  During this time, we anticipate that we will be able to generate net sales in excess of operating expenses.  If, however, we are unable to do so, we will need to obtain additional financing to continue operations.  We believe external funding may be difficult to obtain, particularly given the prevailing financial market conditions.  If sufficient capital is not available to us, we will be required to pursue one or a combination of the following remedies:  significantly reduce development, commercialization or other operating expenses; sell part or all of our assets; or terminate operations.

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

The maturity date of our $5.5 million senior unsecured convertible note is December 23, 2013.  Our $1.0 million unsecured convertible note is due on December 31, 2013.  In order to repay our outstanding convertible notes, we believe we will need to secure additional debt or equity financing.  If we are unable to repay our unsecured convertible notes when due, we may face possible foreclosure on our assets by the note holders, bankruptcy protection or liquidation.

We have sustained and may continue to sustain substantial losses.

We have sustained operating losses in each of the last seven years.  Through December 31, 2010, our accumulated deficit was $112,492,311.  Although we have significantly reduced our use of cash for operations due to our new digital signage contracts, we continue to sustain losses on a quarterly and annual basis.

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

Our $5.5 million senior convertible note and our $1.0 million unsecured convertible note contain, among other things, covenants that may restrict our ability to obtain additional capital or to operate our business.  For example, (i) the senior convertible note prohibits us from paying any dividends unless we obtain the prior written consent of the holder of such note; (ii) the senior convertible note prohibits us from incurring any indebtedness; (iii) the senior convertible note prohibits us from repaying any indebtedness which is junior to the senior convertible note; and (iv) the senior convertible note and the unsecured convertible note contain anti-dilution provisions.  Even if we are able to obtain additional capital, such covenants could result in substantial dilution to our existing shareholders.  Furthermore, a breach of any of the covenants contained in the convertible notes could result in a default under the notes, in which event the note holders could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.

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

We are dependent upon the sales and marketing efforts of IBM, HP, Microsoft and other third-party businesses in order to derive licensing revenue from our CodecSys technology.  Such businesses may not continue their sales efforts which would adversely affect our potential licensing fees.  We are not able to control the sales and marketing efforts of these third parties.    Limited revenues from our historical sources make us even more dependent upon the sales efforts of others.  Given the current recession and market developments, third-party businesses may scale back on sales efforts which could significantly harm our business and prospects.

We rely heavily on a few significant customers and if we lose any of these significant customers, our business may be harmed.

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  Sales revenues from our largest customer accounted for approximately 87% of total revenues for the twelve months ended December 31 2010 and 72% of total revenues for the twelve months ended December 31, 2009.  In September 2009 we secured a contract with a large national organization, which has become our largest customer. To the extent that our largest customer reduces its reliance on us or terminates its relationship with us, revenues would decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.

There is significant uncertainty regarding our patent and proprietary technology protection.

Our success is dependent upon our CodecSys technology and other intellectual property rights.  If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours.  If this were to occur, our revenues, market share and operating results would suffer.  To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Our initial U.S. patent related to our CodecSys technology was granted by the PTO in August 2007 and four additional patents related to applications of the technology were subsequently issued by the PTO.  As of February 1, 2011, eleven foreign countries had issued our initial patent.  In addition, we have 20 pending U.S. and foreign patent applications.  If we fail to deter misappropriation of our proprietary information or if we are unable to detect unauthorized use of our proprietary information, then our revenues, market share and operating results will suffer.  The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and diversion of resources that would harm our business.

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

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of December 31, 2010, we had 74,078,153 shares of common stock outstanding.  As of December 31, 2010, stock options, including options granted to our employees, and warrants to purchase an aggregate of 20,442,170 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of December 31, 2010, notes convertible into 5,740,741 shares of our common stock were issued and outstanding.  As of December 31, 2010, we had granted restricted stock units to members of our Board of Directors and others, which may be settled at various time in the future by the issuance of 950,000 shares of common stock.  Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Any stock ownership interest may be substantially diluted by future issuances of securities.

We may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to shareholders.  We also have offered and expect to continue to offer stock options to our employees and others, and have approximately 1,936,065 shares of common stock available for future issuance under our 2004 long-term incentive stock option plan and 2,765,000 shares of common stock available for future issuance under our 2008 equity incentive plan.  To the extent that future stock options are granted and ultimately exercised, there will be further dilution to shareholders.

In connection with the Equity Financing (as defined below) completed in December, 2010, the Company agreed to prepare and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  If the Company fails to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company will be obligated to issue additional warrants to the investors to purchase an additional 1,250,000 shares for each 30-day period after the deadlines, until either the registration statement is filed or declared effective, as the case may be which could result in further dilution to the shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 12 month lease, the term of which ends October 31, 2011.  The lease covers approximately 13,880 square feet of office space leased at a rate of $26,316 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 15,200 square feet of space leased under a month to month contract at a rate of $11,551 per month.  We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in one lawsuits, the total amount in dispute in which is approximately $105,000. To the knowledge of management, no other litigation has been filed or threatened.

ITEM 4.  REMOVED AND RESERVED

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

	High Bid	Low Bid
2010
First Quarter	$1.24	$.93
Second Quarter	1.29	.58
Third Quarter	1.16	.58
Fourth Quarter	1.18	.28

2009
First Quarter	$2.25	$.80
Second Quarter	1.56	.80
Third Quarter	1.91	1.07
Fourth Quarter	1.75	.96

Holders

As of March 17, 2011, we had 74,213,522 shares of our common stock issued and outstanding, and there were approximately 1,400 shareholders of record.

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

Sales of Unregistered Securities

During December 2010 and March, 2011, we issued a total of 293,517 shares of common stock to the holder of our unsecured convertible note in satisfaction of $176,110 of accrued interest on the unsecured convertible note.  Also, in March 2011,  in connection with the satisfaction of the accrued interest we granted to the holder a warrant to acquire up to 221,758 additional shares of our common stock at an exercise price of $.90 per share.  The warrant is exercisable at any time for a five year period.

The holder of the unsecured convertible note is an accredited investor and was fully informed regarding his investment.  In the transactions, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of 2010.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2010 and 2009, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

 Auction Rate Preferred Securities

As of December 31, 2009, we had investments in auction rate preferred securities, or ARPS, in the amount of $300,000 which were classified as long-term investments on our consolidated balance sheet and reflected at fair value. These ARPS were all that remained of investments that originally totaled $11,600,000 and which all but the $300,000 were redeemed at par. The ARPS secured a loan made by the brokerage company from which we purchased the ARPS in the original amount of $1,400,000, of which $162,500 remained outstanding at December 31, 2009. During the year ended December 31, 2010, we redeemed the remaining balance of $300,000 (par value) of our ARPS and recognized a $49,264 loss on sale of available for sale securities and retired the loan.

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed patent applications in the United States and foreign countries. As of December 31, 2010, the U.S. Patent and Trademark Office or PTO had approved five patents.  Additionally, eleven foreign countries had issued patents and we had 20 pending patent applications, including U.S. and foreign counterpart applications.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

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

After our review at December 31, 2010, it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $2,711,933 in 2010 and $3,584,019 in 2009 of research and development costs.

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

In 2010 and 2009, we had one customer that individually constituted 87% and 72%, respectively of our total revenues, with no other single customer representing more than 5% of total revenues.  Our largest customer signed a three year contact which we began servicing in the second half of 2009.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 20,442,170 shares of common stock at prices ranging from $.33 to $36.25 per share were outstanding at December 31, 2010. Options and warrants to purchase 13,167,337 shares of common stock at prices ranging from $.04 to $36.25 per share were outstanding at December 31, 2009. There were 950,000 and 975,000 restricted stock units outstanding at December 31, 2010 and 2009, respectively. As we experienced a net loss during the years ended December 31, 2010 and 2009, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 were $7,704 and $4,013, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

During 2009, we decreased certain of our development activities and expenses notwithstanding the need to refocus and develop our CodecSys technology on a different platform using a newly announced Intel operating chip.  Even with decreased engineering staff and certain related development employees, we were able to complete our video encoding system utilizing the Intel chip, prepare our CodecSys technology for installation on both the IBM and HP equipment platforms, and become certified by Microsoft as an approved software video encoding system for use by IPTV providers using Microsoft operating platforms.  On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP and Microsoft. Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial institution customer to provide technology and digital signage services to approximately 2,100 of the customer’s more than 6,000 retail and administrative locations throughout North America.  The customer is expanding its network to additional retail and administrative locations.   In addition, the customer selected us to be its vendor for certain additional audio visual services during the next year.  A factor in securing this contract was the benefits of the CodecSys technology delivering our services to be utilized in our services.  For 2010, we realized approximately $6,342,057 in revenue from this new customer contract, which contributed approximately 87% of our revenues for the year.

Our revenues for the twelve months ended December 31, 2010 increased by approximately $3,685,647 or 102% over the twelve months ended December 31, 2009. In order to reduce our operating cash requirements and preserve our cash resources, we reduced our personnel in January 2009 and curtailed other spending and our cash used for operations for the year ended December 31, 2010 decreased by approximately $3,223,549 compared to the twelve months ending December 31, 2009.  However, even with the increase in our revenues and an increase of approximately $1,680,152 in our gross profit for the year ending December 31, 2010 compared to the same period in 2009, we continued to deplete our available cash and increased our need for future equity and debt financing.

During 2010 we sold 1,601,666 shares of our common stock to 19 separate investors at a purchase price of $1.00 per share together with a warrant to purchase additional shares of our stock for $1.50 per share. The warrant expires at the end of three years. The net proceeds from the sale of these shares were used for general working capital purposes.    Each of the investors was given the right to adjust their purchase in the event we sold additional equity at a price and on terms different from the terms on which their equity was purchased.  Upon completion of the Equity Financing described below, each of the investors converted their purchase to the terms contained in the Equity Financing.  This resulted in the issuance of an additional 956,659 shares of common stock and the cancellation of 2,295,075 warrants with an exercise price of $1.50 and the issuance of 2,079,222 warrants with an exercise price of $1.00 and an expiration date of five years from the conversion.

On December 24, 2010, we closed on an equity financing (the “Equity Financing”) as well as a restructuring of our outstanding convertible indebtedness (the “Debt Restructuring”).  The Equity Financing and the Debt Restructuring are described as follows.

We entered into a Placement Agency Agreement, dated December 17, 2010, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $15,000,000 of units of the Company’s securities, subject to a minimum gross consideration of $10,000,000.  The Units consisted of two shares of our common stock and one warrant to purchase a share of our common stock.  The Company agreed to pay PBC a commission of 8% of the gross offering proceeds received by the Company, to issue PBC 40,000 shares of its common stock for each $1,000,000 raised, and to pay the reasonable costs and expenses of PBC related to the offering.  The Company also agreed to pay PBC a restructuring fee in the amount of approximately $180,000 upon the closing of the Equity Financing and the simultaneous Debt Restructuring.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of our securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and an exercise price of $1.00 per share.

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down debt and the remainder will be used for working capital.

On November 29, 2010, we entered into a bridge loan transaction with three accredited investors pursuant to which we issued unsecured notes in the aggregate principal amount of $1.0 million.  Upon the closing of the Equity Financing, the lenders converted the entire principal amount plus accrued interest into the same units offered in the Equity Financing and the proceeds from the bridge loan transaction were treated as funds raised with respect to the financing.

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the warrants.  If the Company fails to file the registration statement within 60 days or to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company will be obligated to issue additional warrants to the investors to purchase an additional 1,250,000 shares for each 30-day period after the deadlines, until either the registration statement is filed or declared effective, as the case may be.

On December 24, 2010, we also closed on the Debt Restructuring.  In connection therewith, we (i) issued an Amended and Restated Senior Convertible Note in the principal amount of $5.5 million (the “Amended and Restated Note”) to Castlerigg Master Investment Ltd. (“Castlerigg”), (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the loan restructuring agreement under which the Amended and Restated Note and other documents was issued (the “Loan Restructuring Agreement”), and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions are not satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

Net Sales

We realized net sales of $7,313,218 for the year ended December 31, 2010 compared to net sales of $3,627,571 for the year ended December 31, 2009 which represents an increase of approximately 102% for the year.  The net increase in revenues of $3,685,647 was primarily the result of an increase of $3,729,091 in revenues directly related to services provided for our new digital signage network customer, which was offset by a decrease in other income of $43,444 made up of many smaller customers.

Cost of Sales

The cost of sales for the year ended December 31, 2010 aggregated $5,185,779 as compared to the cost of sales of $3,180,284 for the year ended December 31, 2009, which represents an increase in cost of sales of 63%.  The increase in cost of sales of $2,005,495 was primarily a result of the increase of $1,208,153 in cost of equipment sales due to increased installation activity for our digital signage customer and an increase of $143,063 in operations department costs, which increase consisted primarily of increased employee costs of $152,549 resulting from hiring additional personnel to handle the increased workload.  In addition, an increase in depreciation and amortization of $665,492 added to the overall increase in cost of sales.

Operating Expenses

We incurred total operating expenses of $7,872,266 for the year ended December 31, 2010 compared to total operating expenses of $10,983,139 for the year ended December 31, 2009.  The decrease of $3,110,873 was primarily due to a decrease in general and administrative expenses of $1,851,600 and a decrease in our research and development in process expenses of $872,086.  In addition, our sales expense decreased by $397,320.

Our general and administrative expenses decreased $1,851,600 from $5,991,317 for the year ended December 31, 2009 to $4,139,717 for the year ended December 31, 2010.  The decrease of $753,549 in option expense accounted for the largest single decrease in expense due to fewer options being granted consultants and employees. Legal and other professional services decreased by $366,299 and expenses incurred for temporary help decreased by $213,730. Expenses related to our purchase of minority interest in our IDI subsidiary decreased by $252,242, which also contributed to the decrease in general and administrative expenses.  In addition, our director’s fees decreased by $80,304.  We experienced decreases of lesser amounts in many accounts, but an increase of $118,097 in employee and related costs offset a portion of such decreases.

Our research and development expenses decreased by $872,086 primarily due to a decrease in employee and related costs of $561,146, a decrease of $297,493 for other professional services, including outside engineering and design costs, and a decrease of $96,984 in equipment and office space rental as we closed our California development office.  These decreases were primarily due to a management decision to conserve capital in the past year through restricting discretionary expenditures and the completion of our initial release of CodecSys 2.0 in July of 2010.

Our sales and marketing expenses for the year ended December 31, 2010 were $254,002 compared to sales and marketing expenses of $651,322 for the year ended December 31, 2009.  The decrease of $397,320 is due primarily to a decrease of $170,850 in consulting and other professional services, a decrease of $89,482 in employee related expenses, and a decrease of $189,640 in tradeshow and convention related expenses.  These decreases also reflect the reduction of staff and cost savings instituted by management at the beginning of the year.

Interest Expense

We recorded an increase in interest expense of $4,748,870 from interest of $6,605,988 in 2009 to $11,354,858 in 2010. Of the total amount of interest expense incurred, $10,321,210 were non cash expenses.  Of the total non-cash interest expense, $4,078,631 related to accretion of our 6.25% senior secured convertible note, which was restructured in December, 2010, $3,737,525 of non-cash interest expense was incurred related to the loan restructuring agreement entered into with holder of our debt and $1,465,543 related to the capitalization of interest expense throughout the year. An amount equal to $792,115 was recorded as interest expense related to the conversion of a portion of our senior note that was converted to common stock. In addition, we recorded interest expense paid or accrued during the year of $1,033,648, $453,179 of which related  to our equipment leasing transaction entered into to finance the equipment retrofit for our large digital signage customer, $268,338 of which related to the conversion to equity of certain expenses, and $159,666 of which related to payments due on our unsecured convertible note, which were accrued and not paid during the year and $120,808 related to short term borrowings needed to maintain operations.

Net Loss

We had a net loss of $18,664,117 for the year ended December 31, 2010 compared to a net loss of $13,380,689 for the year ended December 31, 2009.  The net loss increased by $5,283,428, which resulted primarily from recording an increase of $10,074,453 in other expenses, which consisted of an increase of $7,059,911 in the derivative valuation gain or loss related to our convertible notes, for which we recorded a gain of $3,579,600 for the year ended December 31, 2009 and recorded a loss of $3,480,311 for the year ended December 31, 2010, and an increase of $4,478,870 in interest expense as discussed above, a loss of $1,102,682 on the equity issuance costs related to warrants issued.  The increase in other expenses was offset by a decrease in the loss from operations of $4,791,025, as discussed above, and a gain of $3,062,457 from the restructuring of our senior debt.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010:

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Long-term debt obligations	$--	$7,180,816	$--	$--	$7,180,816
Capital lease obligations	1,426,834	1,067,649	--	--	2,494,483
Operating lease obligations	271,224	1,344	--	--	272,568
Purchase obligations	--	--	--	--	--
Other obligations	775,000	--	--	--	775,000
Total contractual obligations	$2,473,058	$8,249,809	$--	$--	$10,722,867

Liquidity and Capital Resources

At December 31, 2010, we had cash of $6,129,632, total current assets of $7,497,739, total current liabilities of $19,374,847 and total stockholders' deficit of $15,920,842.  Included in current liabilities is $14,759,300 of liability related to the value of the embedded derivatives for convertible notes and investor warrants and $1,426,834 related to the current portion of debt obligations for equipment financing.

We experienced negative cash flow used in operations during the twelve months ending December 31, 2010 of $3,862,030 compared to negative cash flow used in operations for the twelve months ended December 31, 2009 of $7,085,579.  The negative cash flow was met by cash reserves, sales of our common stock, and issuances of short term debt.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase sales in our network division by adding new customers.

During the year the December 31, 2010, we issued 458,974 shares of our common stock valued in aggregate at $437,501 to three companies and three individuals for consulting services rendered the expense for which is included in our general and administrative expense.

On December 24, 2010, we also closed on the Debt Restructuring.  In connection therewith, we (i) issued the Amended and Restated Note in the principal amount of $5.5 million to Castlerigg, (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement with Castlerigg dated December 23, 2010 pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the Loan Restructuring Agreement, and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg, including the right to include 2,500,000 of its shares in this registration.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions are not satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 to the holder of this note as consideration to extend the term of the note.

We entered into a Placement Agency Agreement, dated December 17, 2010, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $15,000,000 of units of the Company’s securities, subject to a minimum gross consideration of $10,000,000.  The Company agreed to pay PBC a commission of 8% of the gross offering proceeds received by the Company, to issue PBC 40,000 shares of its common stock for each $1,000,000 raised, and to pay the reasonable costs and expenses of PBC related to the offering.  The Company also agreed to pay PBC a restructuring fee in the amount of approximately $180,000 upon the closing of the Equity Financing and simultaneous Debt Restructuring.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of our securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and an exercise price of $1.00 per share.

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down our senior debt, brought our accounts payable current and the remainder will be used for working capital.

On November 29, 2010, we entered into a bridge loan transaction with three accredited investors pursuant to which we issued unsecured notes in the aggregate principal amount of $1.0 million.  Upon the closing of the Equity Financing, the lenders converted the entire principal amount plus accrued interest into the same units offered in the Equity Financing and the proceeds from the bridge loan transaction were treated as funds raised with respect to the financing.

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  If the Company fails to file the registration statement within 60 days or to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company will be obligated to issue additional warrants to the investors to purchase an additional 1,250,000 shares for each 30-day period after the deadlines, until either the registration statement is filed or declared effective, as the case may be.

During March 2010 through October 2010, we raised approximately $2.485 million through the sale of common stock and the issuance of convertible notes to purchasers at an investment or conversion price of $1.00 per share. The financing included the sale of 1,535,000 shares of our common stock and the issuance of convertible notes in the aggregate principal amount of $950,000. We also issued to these purchasers warrants to acquire shares of our common stock at an exercise price of $1.50 per share, which are exercisable anytime during a three year period.  At the time of these sales, we agreed to certain price protection provisions whereby if we were to sell equity at a price lower than $1.00 per share before December 31, 2010, the purchasers would be able to elect to exchange and receive equity on the same financial terms and conditions as the new investors.

All holders of the convertible notes converted the notes and aggregate accrued interest of $10,075 into 960,075 shares of our common stock at a conversion price of $1.00 per share.  In addition, the holders received warrants to acquire up to 960,075 shares our common stock at an exercise price of $1.50 per share.  The shares issued upon conversion of the notes, together with the 1,535,000 shares issued to the purchasers of the common stock, total 2,495,075 shares of our common stock.  In addition, warrants to purchase an aggregate of 2,495,075 shares at an exercise price of $1.50 were held by the purchasers in this financing.  The warrants could be exercised any time for a period of three years.

Upon completion of the Equity Financing, each of the investors in these sales elected to treat their purchases according to the terms contained in the Equity Financing.  This resulted in the issuance of an additional 2,083,374 shares of common stock and the cancellation of 2,495,075 warrants with an exercise price of $1.50 and the issuance of 2,079,222 warrants with an exercise price of $1.00 and an expiration date of five years from the conversion.

During 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for an advance payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

During 2010, we entered into a $500,000 line of credit for equipment financing to purchase equipment for our largest customer’s digital signage network.  The terms of the line of credit include a 3% interest fee for every 30 days the advances on the line of credit remain outstanding.  We received total advances on the line of credit of $500,000 and subsequent to the completion of the Equity Financing repaid the line of credit.  We used the proceeds to purchase and install the equipment at our customer’s locations.

In August 2009, we entered into a sale and leaseback agreement which financed the purchase and installation of equipment to retrofit our new customer’s approximately 2,100 retail sites with our digital signage product offering.  We received approximately $4,100,000 from the sale of the equipment in exchange for making lease payments over a 36 month period of $144,000 per month.

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We have used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note has been restructured as described above.  During 2010, we capitalized interest of $1,491,161 related to the senior secured convertible note.

The Loan Restructuring Agreement contains, among other things, covenants that may restrict our ability to obtain additional capital, to declare or pay a dividend or to engage in other business activities.  A breach of any of these covenants could result in a default under our senior secured convertible note, in which event the holder of the note could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.  The Loan Restructuring Agreement provides that we cannot do any of the following without the prior written consent of the holder:

•

directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, our common stock;

•

incur or guarantee any indebtedness other than indebtedness evidenced by the Amended and Restated Note and other permitted indebtedness as defined in the Amended and Restated Note;

•

repay any indebtedness which is junior to the Amended and Restated Note;

•

issue any additional notes or issue any other securities that would cause a breach or default under the Amended and Restated Note;

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

•

enter into or effect any dilutive issuance (as defined in the note) if the effect of such dilutive issuance is to cause us to be required to issue upon conversion of any note or exercise of any warrant any shares of common stock in excess of that number of shares of common stock which we may issue upon conversion of the note and exercise of the warrants without breaching our obligations under the rules or regulations of the principal market or any applicable eligible market;

•

liquidate, wind up or dissolve (or suffer any liquidation or dissolution);

•

convey, sell, lease, license, assign, transfer or otherwise dispose of all or any substantial portion of our properties or assets, other than transactions in the ordinary course of business consistent with past practices, and transactions by non-material subsidiaries, if any and;

•

cause, permit or suffer, directly or indirectly, any change in control transaction as defined in the Amended and Restated Note.

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with an individual that provided we issue to the convertible note holder (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us from an affiliate of the convertible note holder on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock.  The holder of the note no longer has any warrants to purchase any of our stock.  The unsecured convertible note was due October 16, 2009 and was extended to December 22, 2010 and the annual interest rate was increased to 8%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.  The term of the convertible note has been extended and now is due December 31, 2013.  In connection with the extension of the note, we issued to the holder of the note 150,000 shares of common stock to extend the term of the note.  In addition, we committed to pay accrued interest due on the convertible note through the issuance of common stock and warrants on the same terms as the Equity Financing.

The conversion feature and the prepayment provision of our $5.5 million Amended and Restated Note and our $1.0 million unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the $1.0 million unsecured convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes limit our ability to prepay the notes in certain circumstances.  For all periods since the issuance of the senior secured convertible note and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.  For a description of the accounting treatment of the senior secured convertible note financing, see Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) included elsewhere herein.

On March 21, 2011, we converted $784,292 of our short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Company’s recent equity raise in December 2010. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, we issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. Our objective for converting the short-term debt into equity was to conserve cash.

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $300,000 per month during the year ended December 31, 2010.  The net proceeds from the Equity Financing after the payment of debt to the senior note holder, commissions, expenses of the offering, and payment of past due accounts payable is approximately $6,000,000.  At our current rate of expenditures over revenues, we would have sufficient capital for approximately eighteen months.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

To date, we have met our working capital needs primarily through funds received from sales of our common stock and from convertible debt financings.  Until our operations become profitable, we will continue to rely on proceeds received from external funding.  We expect additional investment capital, if needed, may come from (i) the exercise of outstanding warrants to purchase our capital stock currently held by existing warrant holders; (ii) additional private placements of our common stock with existing and new investors; and (iii) the private placement of other securities with institutional investors similar to those institutions that have provided funding in the past.  We have no arrangements for any such additional external financings, whether debt or equity, and are not certain whether any new external financing would be available on acceptable terms or at all. Any new debt financing would require the cooperation and agreement of existing note holders, of which there is no assurance.

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No 2010-22, Accounting for Various Topics. Technical Corrections to SEC Paragraphs- An announcement made by the staff of US Securities and Exchange Commission. This Update makes changes to several of the SEC guidance literature within the Codification.  Some of the changes relate to (1) Oil and Gas Exchange Offers, (2) Accounting for Divestiture of a Subsidiary or Other Business Operations, (3) Replaces “Push Down” basis accounting references with “New” basis of accounting to be used in the acquired companies financial statements, (4) Fees paid to an investment banker in connection with an acquisition or asset purchase, when the investment banker is also providing interim financing or underwriting services must be allocated between the related service and debt issue costs. The amendments in this Update are effective immediately.  The Company doesn’t expect this guidance to have a significant impact on its financials since there are no changes to accounting that were not already being applied by the Company.

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value.  The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses.  Some of the additional disclosures required are to provide a rollforward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements.  The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, but not required.  The Company doesn’t expect this guidance to have a significant impact on its financials since it doesn’t have any finance receivables.  The receivables are short-term trade receivables.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of December 31, 2010, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2010 we made enhancements to our internal controls over financial reporting by strengthening documentation of corporate governance, and journal entries, we also further restricted access to our accounting database.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2010.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
William Boyd	67	Chairman of the Board
Rodney M. Tiede	50	Chief Executive Officer, President and Director
James E. Solomon	61	Chief Financial Officer, Director and Secretary
R. Phil Zobrist	63	Director
Mark F. Spagnolo	59	Director

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

James E. Solomon has been a director since September 2005 and has served as Chief Financial Officer and Secretary from September 2008.  From 1995 to January 2002, Mr. Solomon was a business consultant primarily for emerging growth companies.  In January 2002, he formed Corporate

Development Services, Inc., a business consulting firm, and has served as President since its formation.  From June 1993 to the present, Mr. Solomon has been an adjunct professor at the Graduate School of Business at the University of Utah.  Mr. Solomon served on the Board of Directors of Nevada Chemicals, Inc., a public company, until October 2008, as well as several privately-held companies. Mr. Solomon received a Bachelor of Science Degree in Finance from the University of Utah in 1972.  Mr. Solomon became a Certified Public Accountant in 1974.  Mr. Solomon’s experience in finance, accounting and business consulting, together with his role as our CFO and prior public company directorship, provide Mr. Solomon with expertise enabling critical input to our Board decision-making process.

R. Phillip Zobrist has been a member of our board of directors since June 2009.  He currently manages his own investments and since 1996 has been President and Chairman of the Board of Valley Property Management, a privately held real estate management company headquartered in Las Vegas, Nevada, which he founded.  He also serves as an independent consultant for Sundance Builders, LLC, a privately held real estate construction company and serves on the board of directors of Greffex, Inc., a start up bio-technology company in Aurora, Colorado.  Mr. Zobrist was the president and CEO of a $150 million enterprise for more than ten years and gained valuable business experience in dealing with financing, employee relations, and sales and marketing that make his advice and counsel valuable for the Company.

Mark F. Spagnolo has been a director of ours since May 2010.  Mr. Spagnolo has served as the President of Spagnolo Group, LP, a privately held technology consulting company from 2002 to the present.  From 2005 to 2009 he served as the President and CEO of Airband Communications, Inc., a privately held communications company specializing in providing services to enterprises using wireless technology.  From July, 2003 to September, 2004, Mr. Spagnolo served as the CEO of Broadwing Communications, Inc., a privately held communications company, which provided communications to enterprises and operated nationwide fiber optic networks.  He served as the President and CEO of MFN from 2001 to 2002, as President and CEO of SiteSmith, a privately held company founded to deliver internet outsourcing services to Global 2000 customers from 200 to 2001. He served as President and CEO of UUNET, an industry leading internet communications company from 1997 to 2000.  Mr. Spagnolo earned a Bachelor of Science Degree in Industrial Engineering from Newark College of Engineering in 1973. Mr. Spagnolo has been active in the technology and communications industry throughout his career including developing products and bringing them to market.  Since we are engaged in bringing a software product used in the communications industry to market, his experience was deemed valuable to us.

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

Board and Committee Matters

We maintain an audit committee of the board and a compensation committee of the board, each of which is discussed below.  We have not established a nominating committee of the board.  Our entire board of directors participates in the selection and nomination of candidates to serve as directors.  Our board has determined that three of our current directors are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards, but that Mr. Tiede, our chief executive officer and president, and Mr. Solomon, our chief financial officer and secretary are not independent.

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

Audit Committee and Financial Expert

Our audit committee currently includes Messrs. Boyd, Zobrist and Spagnolo.  Mr. Boyd serves as chairman of the audit committee.  The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures.  The board of directors has adopted a written audit committee charter.  A current copy of the audit committee charter is available to security holders on our website at www.brin.com.  Our board has determined that each of the members of the audit committee is “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Our board of directors has determined that Mr. Boyd meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes Messrs. Boyd, Zobrist and Spagnolo.  Mr. Zobrist serves as chairman of the compensation committee.  The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans.  The board of directors has adopted a written compensation committee charter.  A current copy of the compensation committee charter is available to security holders on our website at www.brin.com.  Our board has determined that each of the members of the compensation committee is “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

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

Conflicts of Interests

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire  that requires disclosure of any transactions with our company, including related person transactions reportable under SEC rules, in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Under our company’s standards of conduct for employees, all employees, including the executive officers, are expected to avoid conflicts of interest.  Pursuant to our code of ethics for the chief executive officer and senior finance officers (as discussed below), such officers are prohibited from engaging in any conflict of interest unless a specific exception has been granted by the board.  All of our directors are subject to general fiduciary standards to act in the best interests of our company and our shareholders.  Conflicts of interest involving an executive officer or a director are generally resolved by the board.

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

To our knowledge, during the year ended December 31, 2010, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, although one of our director’s filings was late.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions.  A copy of the code of ethics is included on our website at www.brin.com.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

Throughout this section, the individuals who served as our chief executive officer and chief financial officer during 2010 are collectively referred to as the “named executive officers.”

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

2010 Company Performance.  Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers.  In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2010 including the following:

•

Operations.  Our revenues increased approximately 102% from $3,627,571 in 2009 to $7,313,218 in 2010, which was principally the result of entering into a service agreement with a Fortune 10 financial customer, which was our largest customer in 2010.  This customer has more retail locations than all of our other existing customers combined.  We were able to install our proprietary digital signage delivery and management hardware and software, which incorporates portions of our CodecSys software, at approximately 2,100 locations and commenced receiving revenues from this new customer in the fourth quarter of 2009. We expanded the network in 2010  and received a grade of 100% vendor satisfaction from the customer’s vendor evaluation team.

•

CodecSys Milestones.  Our executive officers also made significant progress on the development of our CodecSys technology.  As a result of these efforts,  IBM, Microsoft and HP have included our video compression technology as a video compression solution and have proceeded with sales presentations and testing with their large video customers, which include large broadcasters, cable companies and satellite companies.

•

During 2010 we installed our CodecSys version 2.0 in 14 test locations consisting principally of large international telecommunication companies and have moved toward contract with most of the test sites.

•

Throughout 2010, we were required to continually seek investment capital to allow us to continue our operations.  We were successful in December of 2010 in completing an equity raise that allowed us to restructure our senior secured convertible debt in which we decreased our debt from $17,500,000 to $5,500,000 through repayment, issuance of common stock, and inducing the holder of the debt to forgive approximately $7,100,000 of the debt.  The due date of the existing debt of the Company has all been extended for three years giving us the time needed to fully commercialize our CodecSys technology.

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

2010 Executive Compensation Components

For the fiscal year ended December 31, 2010, the principal components of compensation for the named executive officers were:

•

base salary; and

•

performance-based bonus compensation.

Base Salary.  The compensation committee determined that the executive officers had been compensated fairly relative to similarly situated executives, and approved no 2010 increases to the base salary of the CEO and CFO.  Due to fiscal restraints, 10% of the executives’ base compensation was deferred until the completion of the equity raise. In determining the base salary of each executive officer, the compensation committee relied on publicly available information gathered by the compensation committee related to salaries paid to executive officers of similarly situated small public companies.

Performance-based Incentive Compensation.  Annual incentives for the executive officers are intended to recognize and reward those employees who contribute meaningfully to an increase in shareholder value and move the company toward profitability. No bonuses were paid for 2010 due to fiscal restraints, but future bonuses will depend on achievement of objectives related to sales of products that include our CodecSys technology and anticipated revenues resulting therefrom.  During the year, however, the company was able to complete the development of products that are now ready for sale.  Actual bonuses payable for 2011 will depend on the level of achievement of performance objectives established for the executive officers for the coming year and our financial condition.

Long-term Equity Incentive Compensation.  Long-term incentive compensation encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in our company through grants of options to purchase our common stock.  No stock options or other awards were granted during 2010 to any of the named executive officers.  The board made awards of stock options to other employees under our equity incentive plan.

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

Compensation of Chief Executive Officer.  For the fiscal year ended December 31, 2010, we paid Rodney M. Tiede, CEO, a salary of $225,000. The compensation committee met with Mr. Tiede once during 2010 to review his performance and individual objectives and goals versus results achieved.  The compensation committee reviewed all components of the CEO’s compensation, including salary, bonus, and equity incentive compensation, and under potential severance and change-in-control scenarios.  Mr. Tiede’s compensation package was determined to be reasonable and not excessive by the compensation committee based on compensation surveys for chief executive officers of small public companies.  The compensation committee determined that the recent economic recession and market conditions did not have a material impact on the compensation of the CEO or other management personnel.

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

Stock Option Plans

Under our 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited.  We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued stock options authorized under the 2004 Plan at December 31, 2010 was 1,936,065.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 2,765,000 at December 31, 2010.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2010, 2009 and 2008.  When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.  We have omitted in this report certain tables and columns otherwise required to be included because there was no compensation made with respect to such tables and columns, as permitted by applicable SEC regulations. The amounts shown as salary in the following table for 2009 do not include an amount equal to 10% of total salary for each executive which had been accrued, but the payment was deferred as explained above and was paid and included in 2010 compensation shown below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Unit Awards ($)	All Other Compen- sation ($)(1)	Total ($)

Rodney M. Tiede President & Chief Executive Officer	2010 2009 2008	$273,078 226,923 248,835	-- -- 150,000	-- -- --	-- -- --	$7,333 7,333 6,889	$280,411 234,256 405,724
James E. Solomon Chief Financial Officer and Secretary (2)	2010 2009 2008	$283,270 204,231 56,358	-- -- --	-- -- --	-- -- $480,000	$11,331 9,069 --	$294,601 213,300 536,358

 (1)

The amounts shown in column (g) reflect for each named executive officer matching contributions made by us to our 401(k) employee retirement plan.  The amounts shown in column (g) do not reflect premiums paid by us for any group health or other insurance policies that apply generally to all salaried employees on a nondiscriminatory basis.

(2)

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

Potential Payments Upon Termination or Change of Control

The amount of compensation payable to the named executive officers upon voluntary termination, retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2010, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

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

•

unused vacation pay.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination,” the named executive officers will receive benefits under any group life or disability insurance plan, as appropriate, we may have in effect from time to time.  We currently maintain a group term life insurance plan that generally pays a death benefit equal to two times base salary up to a maximum of $300,000.

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

Our non-employee directors receive fees of $48,000 per year, paid quarterly, and an initial grant of stock options to purchase 100,000 shares (thereafter annual grants of 25,000 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board.  In addition to the standard director compensation mentioned above, the chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance.  Directors who are employees of Broadcast International receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant.  All restricted stock units granted to outside directors are immediately vested and are settled by the issuance of our common stock upon their respective retirements from the Board of Directors.  Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.  The directors voluntarily deferred 25% of their 2009 and 2010 compensation until the equity raise was completed.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to our directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	Restricted Stock Units ($)	Total ($)
Rodney M. Tiede (1)	--	--	--	--
James E. Solomon (1)	--	--	--	--
William Boyd (2)	61,900	--	--	61,900
R. Phil Zobrist(2)	59,800	--	--	59,800
Mark F. Spagnolo	18,000	--	--	18,000

(1)

Messers. Tiede and Solomon receive no compensation for serving as a director, but are compensated in their capacity as our president and CEO and CFO, respectively.

(2)

Of the 2010 compensation for Mr. Boyd, 25,900 was deferred from 2009 and paid in 2010.  Of the 2010 compensation for Mr. Zobrist $23,800 was deferred from 2009 and paid in 2010.  In addition to the compensation paid in 2010, each of Messers. Boyd, Zobrist and Spagnolo earned $12,000, which was accrued in 2010, but not paid until 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at March 17, 2011 by each director, executive officer, each person known by us to own beneficially more than 5% of our common stock, and all directors and executive officers as a group.

Beneficial Owner	Beneficial Ownership	Percent of Class

Gem Asset Management LC (1) 100 State Str. #2b Teaneck, New Jersey 07666	9,999,999	12.9%

Castlerigg Master Investments Ltd. (2) c/o Sandell Asset Management 40 West 57th St., 26th Floor New York, NY 10019	8,874,074	11.3%

Rodney M. Tiede (3) c/o Broadcast International, Inc. 7050 Union Park Avenue, Suite 600 Salt Lake City, UT 84047	3,518,541	4.7%

Leon Frenkel (4) 401 City Avenue, Suite 802 Bala Cynwyd, PA 19004	4,060,183	5.4%

R. Phil Zobrist (5)	1,691,366	2.2%

James E. Solomon (6)	720,000	*

William Boyd (7)	475,000	*

Mark F. Spagnolo (8)	200,000	*

All directors and executive officers as a group (5 persons) (9)	6,852,907	8.2%

* Represents less than 1% of our common stock outstanding.

(1)

Includes 6,666,666 shares of common stock and a warrant to purchase 3,333,333 shares of common stock. The control person of Gem Asset Management, LC is Daniel Lewis.

(2)

Includes 4,800,000 shares of common stock and a senior  convertible note that is convertible into 4,074,074 shares of common stock. Castlerigg Master Investments Ltd., or CMI, is a master trading vehicle that is primarily engaged in the business of investing in securities and other investment opportunities. Castlerigg International Limited, or CIL, is a private investment fund that is primarily engaged in the business of investing in securities and other investment opportunities. Castlerigg International Holdings Limited, or CIHL, is the controlling shareholder of CMI and CIL is the controlling shareholder of CIHL. Sandell Asset Management Corp., or SAMC, is the discretionary investment manager of CIL, CIHL and CMI. Thomas Sandell is the controlling shareholder, Chief Executive Officer and Portfolio Manager of SAMC.

(3)

Includes 500,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Tiede’s retirement from the Company and presently exercisable options to acquire 50,000 shares of common stock.

(4)

Includes 2,393,517 shares of common stock, and an unsecured convertible note that is convertible into1,666,666 shares of common stock.

(5)

Includes 1,377,908 shares, presently exercisable options to acquire 100,000 shares, warrants to purchase 63,458 shares, and Restricted Stock Units that may be settled by the issuance of 150,000 shares of our common stock.

(6)

Includes 70,000 shares of common stock, presently exercisable options to acquire a total of 100,000 shares of common stock and 550,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Solomon’s retirement from the Board of Directors.

(7)

75,000 shares of common stock, presently exercisable options to acquire a total of 100,000 shares of common stock and 300,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Boyd’s retirement from the Board of Directors.

(8)

Includes 200,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Spagnolo’s retirement from the Board of Directors.

 (9)

Includes warrants, presently exercisable options and vested restricted stock units to acquire a total of 2,113,458 shares of common stock held by all directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, information regarding our compensation plans under which shares of our common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities)
Equity compensation plans approved by security holders (1)	950,000	$1.69	2,765,000
Equity compensation plans not approved by security holders (2)	4,111,530	$1.53	1,936,065
Total	4,996,530	$1.56	4,521,179

(1)

Our 2008 equity incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock and share equivalents, such as restricted stock units, to our employees, directors and consultants. The plan covers a total of 4,000,000 shares of our common stock.  As of December 31, 2010, restricted stock units representing 285,000 shares of our common stock had been settled.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.

(2)

Our 2004 long-term incentive plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants.  The plan covers a total of 6,000,000 shares of our common stock.  As of December 31, 2010, options to purchase 232,291 shares of common stock had been exercised.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

On December 23, 2009, we entered into an amendment agreement with the holder of our unsecured convertible note in the principal amount of $1.0 million.  The holder is an affiliate of ours due to his beneficial ownership of 5.9% of our outstanding common stock.  Pursuant to the amendment agreement, we extended the maturity date of the unsecured convertible note to December 22, 2010 and increased the interest rate on the note to 8%.

On November 15, 2010 we entered into an amendment dated November 15, 2010 with the holder of our $1,000,000 unsecured convertible note due December 22, 2010, pursuant to which the maturity date of such note was extended to January 1, 2011.

In connection with the Debt Restructuring, the Company amended its note with the holder of its $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013. We issued to the holder of the note 150,000 shares of our common stock  In addition, we committed to pay accrued interest on the note through the issuance of common stock and warrants on the same terms and conditions of the Equity Financing.

On March 26, 2010, we entered into an amendment and extension agreement with Castlerigg, the holder of our senior secured convertible note in the principal amount of $15.0 million.  Castlerigg is an affiliate of ours due to its beneficial ownership of 9.9% of our outstanding common stock.  Pursuant to the amendment and extension agreement, we extended the maturity date of the senior secured convertible note from December 21, 2010 to December 21, 2011.  This extension of the maturity date was conditioned upon us raising at least $6,000,000 of gross proceeds from the sale of our equity securities by September 30, 2010.  If the additional funding were not completed, the maturity date reverted back to December 21, 2010.  In exchange for extending the maturity date, we issued to Castlerigg 1,000,000 shares of our common stock.  In addition, we agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, we would be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to Castlerigg; (ii) we would not make principal payments on our $1.0 million unsecured convertible note without the written permission of Castlerigg; and (iii) we grant board observation rights to Castlerigg.

On July 30, 2010, we amended our 6.25% senior secured convertible promissory note (“Note”) and related warrants. The amendment provided for (i) the change of the maturity date from December 21, 2011 to June 21, 2012; (ii) the requirement to maintain a balance of cash and marketable securities equal to or greater than $950,000 was added as an additional condition of default in the event we completed the required capital raise described below; (iii) in the event of the completion of the required capital raise, the conversion price of the Note would be reduced to $1.80 per share instead of the price at which the new equity is sold; (iv) in the event of the completion of the required capital raise, the exercise price of the Warrants would be reduced to $1.80 per share instead of the price at which new equity were sold; (v) in the event of the completion of the required capital raise the number of warrants were to be increased from 1,875,000 to 5,208,333. The amendment was conditioned upon the Company raising at least $6,000,000 of gross proceeds from the sale of its equity securities by September 30, 2010. If the additional funding were not completed by September 30, 2010, certain provisions of the amendment agreement would have been void in that the maturity date would have reverted back to December 21, 2010, the conversion price would have become the lowest price at which equity securities had been sold, the exercise price would have become the lowest price at which equity securities have been sold, and the number of warrants then outstanding would have be determined by the original purchase documents and the Company would not have had an obligation to maintain a balance of cash and marketable securities equal to $950,000. In exchange for the amendments, the Company issued to the holder 2,000,000 shares of the Company’s common stock, par value $0.05 per share, and committed to issue another 800,000 shares upon completion of the equity financing.

On September 24, 2010, the holder of the Note extended the due date for the equity financing required by the July 30, 2010 amendment to the Note to October 31, 2010. If the additional funding were not completed by October 31, 2010, certain provisions of the amendment agreement would have been void in that the maturity date would have reverted back to December 21, 2010, the conversion price of the Note would become the lowest price at which equity securities had been sold, the exercise price of the holder’s warrants would have become the lowest price at which equity securities had been sold, and the number of warrants then outstanding would have been determined by the original purchase documents and we would not have an obligation to maintain a balance of cash and marketable securities equal to $950,000.

On October 29, 2010, we entered into an extension and amendment agreement with the holder of the Note, which provided; (i) the definition of a “Qualified Financing Transaction” was amended to mean a capital raise of $8,000,000; (ii) in the event of the completion of the required capital raise, the conversion price of the Note would be reduced to an amount equal to 150% of the lowest price at which Company common stock were sold during calendar year 2010; (iii) paragraph 9 of the 6.25% senior secured convertible promissory note entitled “Company Redemption Right” was deleted in its entirety; (iv) in the event of the completion of the required capital raise, the exercise price of the Warrants was to be reduced to an amount equal to 150% of the lowest price at which Company common stock was sold during calendar year 2010; (v) in the event of the completion of the required capital raise the number of warrants was to be increased as provided in the 6.25% senior secured convertible promissory note; and (vi) the Expiration Date of the warrants was to be amended to December 30, 2013. The amendment was conditioned upon the Company raising at least $8,000,000 of gross proceeds from the sale of its equity securities by December 3, 2010. If the additional funding was not completed by October 31, 2010, certain provisions of the amendment agreement would have been void in that the maturity date would revert back to December 21, 2010, the conversion price of the Note would become the lowest price at which equity securities had been sold in 2010, the exercise price of the holder’s warrants would have become the lowest price at which equity securities had been sold, and the number of warrants then outstanding would have been determined by the original purchase documents and we would not have an obligation to maintain a balance of cash and marketable securities equal to $950,000.

On November 15, 2010, we entered into a Fifth Amendment and Extension Agreement dated as of November 15, 2010 (the “Fifth Amendment”) with the holder of the Note. The Fifth Amendment provided that the date by which the Company must consummate a Qualified Financing Transaction (as defined in prior amendments to the Note) was extended from December 3, 2010 to December 31, 2010. If a Qualified Financing Transaction occurred by December 31, 2010, the maturity date of the Note was to be extended to June 21, 2012 (as set forth in prior amendments). If a Qualified Financing Transaction was not completed by December 31, 2010, certain provisions of the amendment agreement would have been void in that the maturity date would revert back to December 21, 2010, the conversion price of the Note would become the lowest price at which equity securities had been sold in 2010, the exercise price of the holder’s warrants would have become the lowest price at which equity securities had been sold in 2010, and the number of warrants then outstanding would have been determined by the original purchase documents and we would not have an obligation to maintain a balance of cash and marketable securities equal to $950,000.

On December 24, 2010, we closed the Debt Restructuring.  In connection therewith, we (i) issued the Amended and Restated Note in the principal amount of $5.5 million to Castlerigg, (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the Loan Restructuring Agreement, and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010 under the terms of which we agreed to register up to 2,500,000 of Castlerigg’s shares of our common stock.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions are not satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2010	2009
Audit fees	$ 68,500	$ 70,000
Audit-related fees	--	--
Tax fees	7,513	8,020
All other fees	2,400	4,600
Total	$ 78,413	$ 82,620

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2010 and 2009.  In addition, these fees for 2009 included fees associated with our registration statement under the Securities Act of 1933, as amended, filed with the SEC.  All audit fees incurred during 2010 and 2009 were pre-approved by the audit committee.

Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2010 and 2009 were pre-approved by the audit committee.

All other fees related to reviews of registration statements during each respective year and were pre-approved by the audit committee.

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

10.2*

Employment Agreement of James E Solomon dated September 19, 2008.  (Incorporated by reference to Exhibit No. 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.)

10.3*

Broadcast International 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.4*	Broadcast International 2008 Long-Term Incentive Plan. (Incorporated by reference to the Company's definitive Proxy Statement on schedule 14A filed with the SEC on April 17, 2009.)
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

10.12

Loan Restructuring Agreement between the Company and Castlerigg Master Investments Ltd., dated December 16, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2010.)

10.13

Amendment to 8% Convertible Note Due 2010 between the Company and Leon Frenkel, dated December 22, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2010.)

10.14

Placement Agency Agreement between the Company and Philadelphia Brokerage Corporation, dated December 17, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

10.15	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)
10.16	Form of Warrant (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)
10.17

Amended and Restated Senior Convertible Note issued by the Company to Castlerigg master Investments Ltd., dated December 23, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

10.18

Investor Rights Agreement between the Company and Castlerigg Master Investments Ltd., dated December 23, 2010 (Incorporated by reference to Exhibit 10.5  of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

10.19

Letter between the Company and Castlerigg Master Investments Ltd., dated December 23, 2010 (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

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

Broadcast International, Inc.

Date: March 31, 2011	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 31, 2011	/s/ James E. Solomon

By: James E. Solomon
Its: Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: March 31, 2011	/s/ R. Phil Zobrist

By: R. Phil Zobrist
Its: Director

Date: March 31, 2011	/s/ Mark Spagnolo

By: Mark Spagnolo
Its: Director

Date: March 31, 2011	/s/ William Boyd

By: William Boyd
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Broadcast International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah
March 31, 2011

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	DEC 31, 2009	DEC 31, 2010
ASSETS:
Current Assets
Cash and cash equivalents	$263,492	$6,129,632
Trade accounts receivable, net	1,187,660	1,125,055
Inventory	105,410	52,175
Prepaid expenses	128,042	190,877
Total current assets	1,684,604	7,497,739
Property and equipment, net	3,811,377	2,419,891
Other Assets, non current
Debt offering costs	447,525	--
Patents, net	177,413	167,410
Long-term investments	274,264	--
Deposits and other assets	422,974	624,598
Total other assets, non current	1,322,176	792,008

Total assets	$6,818,157	$10,709,638

LIABILITIES AND STOCKHOLDERS DEFICT
LIABILITIES
Current Liabilities
Accounts payable	$2,023,378	$1,552,006
Payroll and related expenses	385,349	341,255
Other accrued expenses	180,695	381,015
Unearned revenue	91,729	139,437
Current portion of notes payable (net of discount of $4,078,631 and $0, respectively)	13,354,166	775,000
Other current obligations	1,238,779	1,426,834
Derivative valuation	969,900	14,759,300
Total current liabilities	18,243,996	19,374,847
Long-term Liabilities
Long-term portion of notes payable (net of discount of $0 and $992,832, respectively)	162,500	6,187,984
Other long-term obligations	2,494,512	1,067,649
Total long-term liabilities	2,657,012	7,255,633
Total liabilities	20,901,008	26,630,480
Commitments and contingencies	--	--
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; None issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 39,690,634 and 74,078,153 shares issued as of December 31, 2009 and December 31, 2010, respectively	1,984,532	3,703,908
Additional paid-in capital	77,760,811	92,867,561
Accumulated deficit	(93,828,194)	(112,492,311)
Total stockholders’ deficit	(14,082,851)	(15,920,842)

Total liabilities and stockholders’ deficit	$6,818,157	$10,709,638

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec 31, 2009	For the Year Ended Dec 31, 2010

Net sales	$3,627,571	$7,313,218
Cost of sales	3,180,284	5,185,779
Gross profit	447,287	2,127,439

Operating expenses:
Administrative and general	5,991,317	4,139,717
Selling and marketing	651,322	254,002
Research and development	3,584,019	2,711,933
Depreciation and amortization	756,481	766,614
Total operating expenses	10,983,139	7,872,266
Total operating loss	(10,535,852)	(5,744,827)

Other income (expense):
Interest income	19,055	3,295
Interest expense	(6,605,988)	(11,354,858)
Gain (loss) on derivative valuation	3,579,600	(3,480,311)
Gain (loss) on sale of securities	208,029	(49,264)
Equity issuance costs related to warrants	--	(1,102,682)
Gain on debt restructuring	--	3,062,457
Other income (expense), net	(45,533)	2,073
Total other income (expense)	(2,844,837)	(12,919,290)

Loss before income taxes	(13,380,689)	(18,664,117)
Provision for income taxes	--	--
Net loss	$(13,380,689)	$(18,664,117)

Loss per share basic and diluted	$(0.34)	$(0.43)

Weighted average shares basic and diluted	39,235,000	43,353,000

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional Paid-in Capital	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount

Balance, December 31, 2008	38,761,760	$1,938,088	$74,727,642	$(80,447,505)	$(3,781,775)

Common stock issued for services and prepaid services	207,432	10,372	233,628	--	244,000

Common stock issued for purchase of software license	250,000	12,500	312,500	--	325,000

Common stock issued for settlement of Restricted Stock Units	250,000	12,500	(12,500)	--	--

Common stock issued for warrant exercises	50,000	2,500	56,000	--	58,500

Common stock issued in exchange for IDI shares	165,048	8,252	248,013	--	256,265

Stock based compensation	6,394	320	2,195,528	--	2,195,848

Net loss	--	--	--	(13,380,689)	(13,380,689)

Balance, December 31, 2009	39,690,634	$1,984,532	$77,760,811	$(93,828,194)	$(14,082,851)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
YEARS ENDED DECEMBER 31, 2010 AND 2009 (Continued)

			Additional Paid-in Capital	Retained Earnings (Deficit)	Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, December 31, 2009	39,690,634	$1,984,532	$77,760,811	$(93,828,194)	$(14,082,851)

Common stock issued for cash	2,558,325	127,916	1,407,084	--	1,535,000

Common Stock Issued for Sr. Convertible note extension	3,000,000	150,000	3,140,000	--	3,290,000

Common stock issued for debt restructuring	800,000	40,000	760,000	--	800,000

Common stock issued for equity financing and bridge loan, net of costs	24,999,981	1,249,999	3,932,268	--	5,182,267

Common stock issued for services and prepaid services	458,974	22,949	414,553	--	437,502

Common stock issued on debt conversion	1,590,049	79,502	1,496,998	--	1,576,500

Common stock issued for interest	168,223	8,411	96,553	--	104,964

Common stock issued for purchase of software license	200,000	10,000	206,000	--	216,000

Common stock issued for settlement of Restricted Stock Units	35,000	1,750	(1,750)	--	--

Common stock issued for brokerage commissions	600,000	30,000	(30,000)	--	--

Common stock issued for unsecured convertible note extension	150,000	7,500	127,500	--	135,000

Equity issuances related to warrants	--	--	1,074,505	--	1,074,505

Termination of sr. convertible 6.25% note warrant	--	--	1,354,167	--	1,354,167

Common stock retirements for warrant exchanges	(177,500)	(8,874)	8,874	--	--

Issuance costs for unsecured convertible note	--	--	2,800	--	2,800

Common stock issued in exchange for IDI shares	4,467	223	3,800	--	4,023

Stock based compensation	--	--	1,113,398	--	1,113,398

Net loss	--	--	--	(18,664,117)	(18,664,117)

Balance, December 31, 2010	74,078,153	$3,703,908	$92,867,561	$(112,492,311)	$(15,920,842)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended Dec 31, 2009	For the Year Ended Dec 31, 2010

Cash flows from operating activities:
Net loss	$(13,380,689)	$(18,664,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	907,311	1,572,934
Common stock issued for services	244,000	437,501
Common stock issued for interest	--	104,964
Common stock issued for note extensions	--	3,290,000
Non-cash interest upon conversion of convertible notes	--	864,115
Common stock issued for in process research and development	256,265	4,024
Accretion of discount on convertible notes payable	4,465,488	4,193,684
Capitalized interest on notes payable	1,396,250	1,491,162
Equity issuance costs related to warrants	--	1,102,682
Stock based compensation	2,195,848	1,113,398
Loss on sale of assets	34,329	--
Gain on debt restructuring	--	(3,062,457)
Gain (loss) on derivative liability valuation	(3,579,600)	3,480,311
Loss (gain) on sale of securities available for sale	(208,029)	49,264
Allowance for doubtful accounts	82,325	(41,824)
Changes in assets
Decrease (increase) in accounts receivable	(912,764)	104,429
Decrease (increase) in inventories	(56,232)	53,235
Decrease in debt offering costs	459,000	447,525
Decrease (increase) in prepaid and other assets	(7,322)	101,541
Changes in liabilities
Decrease (increase) accounts payable	1,282,493	(475,462)
Decrease accrued expenses	(355,553)	(76,647)
Increase in deferred revenues	91,301	47,708
Net cash used in operating activities	(7,085,579)	(3,862,030)

Cash flows from investing activities:
Purchase of equipment	(2,544,381)	(167,355)
Proceeds from the sale of auction rate preferred securities	2,350,000	225,000
Proceeds from sale of assets	4,451	--
Net cash provided by investing activities	(189,930)	57,645

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	58,500	--
Proceeds from equity financing	--	12,703,814
Payments on principal on debt	(1,615,052)	(7,843,289)
Proceeds from equipment financing	4,100,670	1,535,000
Proceeds from notes payable	1,436,547	3,275,000
Net cash provided by financing activities	3,980,665	9,670,525

Net increase (decrease) in cash and cash equivalents	(3,294,844)	5,866,140
Cash and cash equivalents, beginning of period	3,558,336	263,492

Cash and cash equivalents, end of period	$263,492	$6,129,632

Supplemental disclosure of cash flow information:
Interest paid	$258,269	$840,755
Income taxes paid	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
DECEMBER 31, 2010 AND 2009

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

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation and subsequent share acquisitions, for the years ended December 31, 2010 and 2009, the Company owned, on a fully diluted basis, approximately 55,482,997 and 55,415,997 common share equivalents of IDI, representing approximately 94% of the equity of IDI.

The audited consolidated financial statements herein include operations from January 1, 2008 to December 31, 2010. IDI produced losses from operations during the period; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2010 and 2009, we had bank balances of $6,860,418 and $0, respectively in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2010, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $10,003 and $7,777 for the year ended December 31, 2010 and 2009, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2011, for each of the next five years is as follows:

Year ending December 31:
2011	$12,231
2012	12,231
2013	11,763
2014	11,763
2015	11,763

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. After our review at December 31, 2010 it was determined that no adjustment was required.

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

When we enter into a multi-year contract with a customer to provide installation, network management, and satellite transponder and help desk, or combination of these services, we recognize this revenue as services are performed and as equipment is sold.  These agreements typically provide for additional fees, as needed, to be charged if on-site visits are required by the customer in order to ensure that each customer location is able to receive network communication. As these on-site visits are performed the associated revenue and cost are recognized in the period the work is completed. If we install, for an additional fee, new or replacement equipment to an immaterial number of new customer locations, and the equipment immediately becomes the property of the customer, the associated revenue and cost are recorded in the period in which the work is completed.

In instances where we have entered into license agreements with a third parties to use our technology within their product offering, we recognize any base or prepaid revenues over the term of the agreement and any per occurrence or periodic usage revenues in the period they are earned.

Research and Development

Research and development costs are expensed when incurred.  We expensed $2,711,933 and $3,584,019 of research and development costs for the years ended December 31, 2010 and 2009, respectively.

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

In 2010 and 2009, we had one customer that individually constituted 87% and 72%, respectively of our total revenues, with no other single customer representing more than 5% of total revenues.  Our largest customer signed a three year contact which we began servicing in the second half of 2009.

Loss per Common Share

The computation of basic loss per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the year, using the treasury stock method and the average market price per share during the year. Options and warrants to purchase 20,442,170 shares of common stock at prices ranging from $.33 to $36.25 per share were outstanding at December 31, 2010. Options and warrants to purchase 13,167,337 shares of common stock at prices ranging from $.04 to $36.25 per share were outstanding at December 31, 2009. There were 950,000 and 975,000 restricted stock units outstanding at December 31, 2010 and 2009, respectively. As we experienced a net loss during the years ended December 31, 2010 and 2009, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 were $7,704 and $4,013, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No 2010-22, Accounting for Various Topics. Technical Corrections to SEC Paragraphs- An announcement made by the staff of US Securities and Exchange Commission. This Update makes changes to several of the SEC guidance literature within the Codification.  Some of the changes relate to (1) Oil and Gas Exchange Offers, (2) Accounting for Divestiture of a Subsidiary or Other Business Operations, (3) Replaces “Push Down” basis accounting references with “New” basis of accounting to be used in the acquired companies financial statements, (4) Fees paid to an investment banker in connection with an acquisition or asset purchase, when the investment banker is also providing interim financing or underwriting services must be allocated between the related service and debt issue costs. The amendments in this Update are effective immediately.  The Company doesn’t expect this guidance to have a significant impact on its financials since there are no changes to accounting that were not already being applied by the Company.

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value.  The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses.  Some of the additional disclosures required are to provide a rollforward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements.  The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, but not required.  The Company doesn’t expect this guidance to have a significant impact on its financials since it doesn’t have any finance receivables.  The receivables are short-term trade receivables.

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

Note 3 – Accounts Receivable

Included in our $1,125,055 and $1,187,660 net accounts receivable for the years ending December 2010 and 2009, respectively, were (i) $1,031,796 and $1,211,815 for billed trade receivables, respectively; (ii) $143,542 and $69,833 of unbilled trade receivables, respectively; (iii) $207 and $179 for employee travel advances and other receivables, respectively; less (iv) $50,490 and $94,167 for allowance for uncollectible accounts, respectively.

Included in the numbers above is our single largest customer for each year ended December 31, 2010 and, 2009, which provided 87% and 72% of total revenue and represented 88% of our trade receivables on December 31, 2010 and 2009, respectively. Our largest customer signed a three year agreement which we began servicing in the second half of 2009.  Any material reduction in revenues generated from our largest customer could harm our results of operations, financial condition and liquidity.

Note 4 – Equity Financing and the Debt Restructuring

On December 24, 2010, we closed on an equity financing (the “Equity Financing”) as well as a restructuring of our outstanding convertible indebtedness (the “Debt Restructuring”).  The Equity Financing and the Debt Restructuring are described as follows.

We entered into a Placement Agency Agreement, dated December 17, 2010, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $15,000,000 of units of the Company’s securities, subject to a minimum gross consideration of $10,000,000.  The Units consisted of two shares of our common stock and one warrant to purchase a share of our common stock.  The Company agreed to pay PBC a commission of 8% of the gross offering proceeds received by the Company, to issue PBC 40,000 shares of its common stock for each $1,000,000 raised, and to pay the reasonable costs and expenses of PBC related to the offering.  The Company also agreed to pay PBC a restructuring fee in the amount of approximately $180,000 upon the closing of the Equity Financing and the simultaneous Debt Restructuring.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of our securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and an exercise price of $1.00 per share.

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down debt and the remainder will be used for working capital.

On November 29, 2010, we entered into a bridge loan transaction with three accredited investors pursuant to which we issued unsecured notes in the aggregate principal amount of $1.0 million.  Upon the closing of the Equity Financing, the lenders converted the entire principal amount plus accrued interest into the same units offered in the Equity Financing and the proceeds from the bridge loan transaction were treated as funds raised with respect to the financing.

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the warrants.  If the Company fails to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company will be obligated to issue additional warrants to the investors to purchase an additional 1,250,000 shares for each 30-day period after the deadlines, until either the registration statement is filed or declared effective, as the case may be.

On December 24, 2010, we also closed on the Debt Restructuring.  In connection therewith, we (i) issued an Amended and Restated Senior Convertible Note in the principal amount of $5.5 million (the “Amended and Restated Note”) to Castlerigg Master Investment Ltd. (“Castlerigg”), (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the loan restructuring agreement under which the Amended and Restated Note and other documents was issued (the “Loan Restructuring Agreement”), and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions are not satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

Warrants totaling 12,499,980 issued under the Placement Agency Agreement contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Schools pricing model. We recorded an aggregate derivative liability of $10,750,000 at December 31, 2010 related to these warrants and valuation gain of $2,250,000 for the year ended December 31, 2010 to reflect the change in value of the aggregate derivative. The aggregate derivative liability of $10,750,000 was calculated at December 31, 2010 using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 2.01%, (ii) expected life (in years) of 5.0 for the; (iii) expected volatility of 87.38%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.20.

Note 5 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the years ending December 31, 2010 and 2009 was as follows:

	December 31, 2009	December 31, 2010

Senior Secured 6.25% Convertible Note	$12,317,619	$6,180,816
Unsecured Convertible Note	1,000,000	7,168
Auction Rate Preferred Securities Secured Note	162,500	-
AFCO Note Payable	36,547	-
Pledged A/R Note Payable	-	775,000
Total	13,516,666	6,962,984
Less Current Portion	(13,354,166)	(775,000)
Total Long-term	$162,500	$6,187,984

Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 (which principal amount has been increased as discussed below).The senior secured convertible note was originally due December 21, 2010, but has been conditionally extended to December 21, 2011 depending on our future financing efforts as discussed below. Because of this financing condition, the note may revert back to December 21, 2010. The senior secured convertible note bears interest at 6.25% per annum (which rate has been changed as discussed below) if paid in cash.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances or may be capitalized and added to the principal.  The original principal of the note was convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements. In August 2009 we received a waiver from the note holder releasing their security interest for the equipment purchased under our sale lease back financing. See Note 9.

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

On July 30, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note and warrant reset provisions.  The July 30, 2010 amendment conditionally amended the maturity date of the note to June 21, 2012.  If we are unsuccessful in raising the $6.0 million in equity financing referenced above, the maturity date of the note will automatically be restored to its original date of December 21, 2010.  The holder of the note agreed to a conversion price of the note of $1.80 per share instead of the price at which we sell equity between now and September 30, 2010 and reduced the required cash balance referenced in the March 26, 2010 amendment above from $1,250,000 to $950,000.  In addition, the number of warrants originally granted to the holder pursuant to the 2007 financing increased from 1,875,000 to 5,208,333 and were exercisable at $1.80 per share instead of $5.00 per share.  The warrants continued to be exercisable any time for the five years from the original date of grant.  In consideration of entering into the July 30, 2010 amendment the note holder was issued 2,000,000 shares of common stock and would be issued an additional 800,000 shares of our common stock contingent upon completion of the required equity raise.

On September 27, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note.  Pursuant to this amendment, the due date for the required equity financing was extended to October 31, 2010.

On October 29, 2010, we entered into a fourth amendment agreement with the holder of the senior secured convertible note regarding the note and warrant provisions.  The fourth amendment (i) increased the amount of the required equity raise to $8.0 million, approximately $2.5 million of which had been raised or committed by investors at the time of the amendment; (ii) extended the time in which we can complete the equity financing to December 3, 2010; (iii) deleted the provision of the senior secured convertible note that granted the Company the option to redeem the note prior to its maturity date; (iv) changed the conversion price of the note upon successful completion of the required capital raise to an amount equal to 150% of the lowest price at which Company common stock is sold during calendar year 2010; (v) changed the exercised price of the warrants to an amount equal to 150% of the lowest price at which Company common stock is sold during calendar year 2010; (vi) provides that if we are successful in completing the required capital raise the number of warrants will be increased as currently provided in the 6.25% senior secured convertible promissory note; and (vii) extended the expiration date of the warrants to December 31, 2013.

If the additional funding was not completed by December 3, 2010, certain provisions of the prior amendments became void in that the maturity date will revert back to December 21, 2010, the conversion price became the lowest price at which equity securities had been sold, the exercise price became the lowest price at which equity securities have been sold, the number of warrants then outstanding would be determined by the original purchase documents, and the Company would not have an obligation to maintain a balance of cash and marketable securities equal to $950,000.

On December 24, 2010, we closed on the Debt Restructuring.  In connection therewith, we (i) issued an Amended and Restated Senior Convertible Note in the principal amount of $5.5 million (the “Amended and Restated Note”) to Castlerigg Master Investment Ltd. (“Castlerigg”), (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the loan restructuring agreement under which the Amended and Restated Note and other documents was issued (the “Loan Restructuring Agreement”), and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest. The Debt Restructuring was considered a troubled-debt restructuring and a gain on debt restructuring of $3,062,457 was recorded during the year ended December 31, 2010, which was the difference between the adjusted carrying value of the original note and the carrying value of the Amended and Restated Note.

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions are not satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

We recorded an aggregate derivative liability of $2,607,400 and $765,300 at December 31, 2010 and 2009, respectively, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the Original Note.  A derivative valuation loss of $1,240,711 and a derivative valuation gain of $3,017,600 was recorded during the years ended December 31, 2010 and 2009, respectively, to reflect the change in value of the aggregate derivative. The value of the warrants of the Original Note at time of cancellation was $1,354,167 was recorded to additional paid in capital. The aggregate derivative liability of $2,607,400 for the Amended and Restated Note conversion feature was calculated at December 31, 2010 using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 1.02%, (ii) expected life (in years) of 3.0 for the; (iii) expected volatility of 87.42% for the conversion feature, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.20.

During the year ended December 31, 2009, the principal value of the 6.25% senior secured convertible note was increased by $1,396,250 to $16,396,250 (convertible into 3,008,486 common shares), for interest capitalized rather than making a payment in cash. During the year ended December 31, 2010, the principal value of the 6.25% senior secured convertible note was increased by $1,491,161 for interest capitalized. Capitalized interest is computed at 9%.

Debt discounts were accreted over the term of the obligation, for which $4,078,631 and $4,191,300 was included in interest expense for the years ended December 31, 2010 and 2009, respectively. The note bears a 6.25% annual interest rate payable quarterly.  For the year ended December 31, 2010, $1,465,543 ($1,491,162 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest.  For the year ended December 31, 2009, $1,372,812 ($1,396,250 offset by $23,438 note interest accrued in 2008) was included in interest expense for capitalized interest.

The $6,180,816 value of the note at December 31, 2010 consists of $5,500,000 for the principal due of the note plus $1,031,250 for aggregate future interest less $350,434 for interest withheld at closing for interest due from the initial date of the debt restructuring transaction until December 31, 2011.

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

Pursuant to the securities purchase agreement, (i) we sold to the convertible note holder a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006; (ii) the convertible note bears an annual interest rate of 5%, payable semi-annually in cash or shares of our common stock; (iii) the convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share subject to full-ratchet anti-dilution price protection provisions ; and (iv) we issued to the convertible note holder four classes of warrants (A Warrants, B Warrants, C Warrants and D Warrants), which give the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A and B Warrants originally expired one year after the effective date of a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to register the subsequent sale of shares received from exercise of the A and B Warrants. The C Warrants and D Warrants originally expired eighteen months and twenty four months, respectively, after the effective date of a registration statement to be filed under the Securities Act.  The A Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

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

On December 24, 2010 we closed on a Debt Restructuring as mentioned above, In connection with that Debt Restructuring the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

We recorded an aggregate derivative liability of $1,401,900 and $200,000 as of December 31, 2010 and 2009, respectively, related to the conversion feature of the note. A derivative valuation loss of $336,900 and $526,700, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2009 and December 31, 2008, respectively.  The aggregate derivative liability of $1,401,900 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.02%, (ii) expected life (in years) of 3; (iii) expected volatility of 86.96%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $1.20.

The principal value of $1,000,000 of the unsecured convertible note was accreted over the initial term of the obligation, for which $274,188 was included in interest expense for the year ended December 31, 2009. In connection with the amendment, the principal value of the note will be accreted due to the difference in the value of the conversion feature before and after the amendment.  The accretion for the year ended December 31, 2010, was $7,168 and was included in interest expense. The note currently bears an 8% annual interest rate payable semi-annually, and for the years December 31, 2010 and 2009, $159,666 and $57,689, respectively, was included in interest expense.

Unsecured 3% Convertible Notes

During the year ended December 31, 2010, we entered into four convertible notes with three individuals and one corporation totaling $925,000. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The unsecured 3% convertible notes bore an interest rate of 3% per annum paid in cash and was due on December 31, 2012. The principal of the notes was convertible into shares of our common stock at a conversion price of $1.00 per share or at the price per share of the equity sold before September 30, 2010, and were convertible any time during the term of the notes at the option of the holders or the Company.

During the year December 31, 2010, $900,000 of the principal balance plus $8,925 of accrued interest was converted into 908,925 shares of our common stock. The remaining $25,000 principal balance was returned, at the individual’s request, and the transaction was voided.

In connection with the financing, the unsecured 3% convertible note holders received warrants to acquire 900,000 shares of our common stock exercisable at $1.50 per share. The warrants were exercisable any time for a three-year period beginning on the date of grant. The warrants and the embedded conversion feature and prepayment provision of the unsecured 3% convertible notes were accounted for as derivatives.

The principal value of $900,000 of the unsecured 3% convertible notes were accreted over the term of the obligations, until they were converted, for which $107,885 was included in interest expense. The notes bore a 3% annual interest rate, and $8,925 was included in interest expense.

The unsecured 3% convertible note holders subsequently were allowed a one-time opportunity to convert their note values into common stock at a conversion price of $.60 per share and receive one warrant for every two shares of stock with an exercise price of $1.00 per share or accept the original conversion. All holders selected the new conversion offer. As a result we issued an additional 605,949 shares of common stock to the note holders. Additionally we canceled the previously issued 900,000 warrants and issued 757,437 warrants with an exercise price of $1.00 per share.

The unsecured 3% convertible notes contained price protection adjustments in the event we issue new common stock in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Schools pricing model. We recorded no aggregate derivative liability at December 31, 2010 related to these notes and valuation loss of $345,500 for the year ended December 31, 2010 to reflect the change in value of the aggregate derivative prior to conversion into equity.

Accounts Receivable Purchase Agreements

During the year ended December 31, 2010 we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding. For the year ended December 31, 2010 we recorded $89,658 in interest expense.

Auction Rate Preferred Securities Secured Note

In January 5, 2009, we received a $1,400,000 loan from the brokerage company that sold us our Auction Rate Preferred Securities (“ARPS”). This loan was subject to the terms and conditions contained in a promissory note and securities agreement with the brokerage company dated December 11, 2008. The loan was secured by the ARPS held by the Company in an account at the brokerage company, and bore an interest rate equal to the federal funds rate (as quoted by Bloomberg) plus 1.75%. Interest accrued monthly and was payable on the fifth business day of every month. The principal and any accrued interest were immediately due upon demand by the lender. During the year ended December 31, 2009, we redeemed $2,350,000 (par value) of our ARPS and paid $1,237,500 of the principal balance of our ARPS note. During the year ended December 31, 2010, we redeemed the remaining ARPS balance of $300,000 (par value) and recognized a $49,264 loss on sale of available for sale securities and paid the remaining $162,500 balance of the ARPS secured note.

AFCO Note Payable

On November 6, 2009, we entered into a Commercial Premium Finance Promissory Note with AFCO Credit Corporation. The beginning principal of the note was $36,547 and is payable in 11 monthly installments beginning Jan 1, 2010 and bears a 7.8% annual interest rate. During the year ended December 31, 2010 the note was paid in full and retired. For the year ended December 31, 2010 we recorded $1,372 in interest expense.

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

As of December 31, 2010, we recorded no aggregate derivative liability and a derivative valuation gain of $4,600 to reflect the change in value of the aggregate derivative liability associated with the expiration of 32,702 warrants on May 16, 2010. As of December 31, 2009, we recorded an aggregate derivative liability $12,800 and a derivative valuation gain of $27,100 to reflect the change in value of the aggregate derivative liability since December 31, 2008.

Unsecured Short Term Notes

During the year ended December 31, 2010, we entered into five short-term notes with two individuals and three corporations totaling $700,000 of which $650,000 has been repaid to the note holders, and $50,000 (plus $1,150 of earned interest) was converted into 51,150 shares of our common stock. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The notes with the two individuals were dated June 7, 2010, each in the principal amount of $50,000 and due on July 31, 2010 with an annual interest rate of 12%. During the year ended December 31 2010, one of these notes was paid in full and the other was converted into shares of our common stock mentioned above.

One of the notes with one of the corporations was dated June 29, 2010 in the principal amount of $100,000, with an annual interest rate of 12%, and was originally due on July 31, 2010.  The due date, however, had been extended to December 31, 2010 and was paid in full at December 31, 2010.  Another obligation resulting from payment due on a commission agreement of $50,000, with an annual interest rate of 1% per month was paid in full during the year ended December 31, 2010. On July 1, 2010, we entered into a revolving line of credit promissory note with a company with a maximum line of credit of $500,000 to finance the purchase of equipment to be placed at customer locations. Payment on this note is due the earlier of December 31, 2010 or receipt of payment from our customer for the financed equipment. During the year ended December 31, 2010, we borrowed $500,000 on the line of credit note and repaid the balance in full. For the year December 31, 2010, an aggregate of $39,908, net of $1,150 converted into equity above, was included in interest expense related to these obligations.

Note 6 – Investment in Interact Devices, Inc (IDI)

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

Since May 18, 2004, we have acquired an aggregate of 4,056,278 additional common share equivalents IDI. During the years ended December 31, 2010 and 2009, we acquired 67,000 and 2,457,714 IDI common share equivalents in exchange for 4,467 and 165,048 shares of our common stock valued at $4,024 and $256,265, respectively. As of December 31, 2010, we owned approximately 55,482,997 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of December 31, 2010 and 2009, we have advanced an aggregate amount of $2,847,430 and $2,586,929 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 7 – Operating Leases

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 12-month lease, the term of which ends October 31, 2011.  The lease covers approximately 13,880 square feet of office space leased at a rate of $26,316 per month.  We occupy a production studio located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, which consists of approximately 15,200 square feet on a month to month basis, at the rate of $11,551 per month. We have no other properties.  We recognized rent expense of approximately $459,283 and $516,684, in 2010 and 2009, respectively.

We also lease copy machines on multi-year leases that expire in March 2012 at a minimum rate of $672 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2010 are as follow:

2011	$271,224
2012	1,344
$272,568

Note 8 – Income Taxes

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

Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2010:

	2009	2010

Deferred tax assets
NOL carryforward	$19,100,275	$19,540,852
General business credit carryforwards	490,228	1,045,243
Deferred compensation	76,931	79,594
Unearned revenues	35,774	--
Allowance for doubtful accounts	36,725	19,691
Deferred tax liabilities
Depreciation	(647,895)	(413,391)

Valuation allowance	(19,092,038)	(20,271,989)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2010 due to the following:

	2009	2010

Federal income tax (expense) benefit at statutory rates	$4,125,407	$524,317
State income tax (expense) benefit at statutory rates	217,127	27,595
Options issues in contract terminations	-
Other	-
Change in valuation allowance	(4,342,534)	(551,912)
	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately $50,000,000 that may be offset against future taxable income from the year 2011 through 2030.  No tax benefit has been reported in the December 31, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 9 – Preferred and Common Stock

We have authorized two classes of stock, 20,000,000 shares of preferred stock with no par value and 180,000,000 shares of common stock with a $0.05 par value. No preferred stock has been issued, while 74,078,153 shares of common stock were issued and outstanding at December 31, 2010. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the year ended December 31, 2010, we issued 34,387,519 (net) shares of our common stock as follows: (i) 27,558,306 for equity funding, (ii) 3,150,000 for convertible note extensions, (iii) 1,590,049 for debt to equity conversions, (iv) 600,000 commissions on equity funding, (v) 800,000 debt restructuring (vi) 458,974 shares to consultants (vii) 35,000 shares for restricted stock unit settlements, (viii) 200,000 shares for purchase of a software license, (ix) 168,233 for interest instead of cash, (x) 4,467 shares for conversion of IDI share equivalents, (xi) less 177,500 shares cancelled and converted to warrants.

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

Note 10 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at December 31, 2010 was 1,936,065.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 2,765,000 at December 31, 2010.

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

The fair values for the options granted in 2010 and 2009 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Risk free interest rate	3.14%	3.48%
Expected life (in years)	7.5	10.0
Expected volatility	80.71%	81.99%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended December 31, 2010 and 2009, was $0.80 and $1.11, respectively.

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

 The fair values for the warrants granted in 2010 and 2009 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2010	2009
Risk free interest rate	1.00%-1.65%	1.73%
Expected life (in years)	2.98	2.40
Expected volatility	86.95%-93.75%	93.67%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants granted during the years ended December 31, 2010 and 2009, was $0.53 and $0.65, respectively.

For the year ended December 31, 2010 we recognized $1,113,398 of stock based compensation expense with $351,263 and $762,135 recorded in our research and development and general and administrative departments, respectively, for (i) $80,000 for 100,000 options granted to one member of the board of directors, (ii) $93,000 for 150,000 warrants issued to three new members of our advisory board, (iii) $113,576 for 460,000 warrants issued to five individuals and two corporations for consulting services, (iv) $732,822 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2010 and (v) $94,000 for 100,000 restricted stock units issued to a member of the board of directors. Additionally, we issued (i) 278,824 warrants to a former member of the board of directors in exchange for the return and cancellation of 177,500 shares of our common stock, (ii) 12,499,980 warrants to investors in our Equity Financing, (iii) 4,374,297 warrants to other equity investors and (iii) 3,333,333 warrants with the July 2010 amendment to our 6.25% senior secured convertible note. There were no warrants exercised in the year ending December 31, 2010.

For the year ended December 31, 2009 we recognized $1,843,848 of stock based compensation expense with $328,163 and $1,515,685 recorded in our research and development and general and administrative departments, respectively, for (i) $56,571 for the vested portion of 354,997 options granted to twenty six employees, (ii) $652,018 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2009, (iii) $458,572 for the earned portion of 2,280,000 warrants issued to one corporation and six individuals, (iv) $8,687 for the issuance of an aggregate of 6,394 shares of common stock for two members of the board of directors for services rendered prior to their resignation, (v) $748,000 for 550,000 restricted stock units awarded to two employees in exchange for surrendering 1,016,112 incentive stock options and (vi) $80,000 valuation credit related to 125,000 restricted stock units awarded to six members of the board of directors and 35,000 restricted stock units awarded to two consultants of the company for services rendered in 2007 and 2008 awarded in 2009. At December 31, 2008, a $352,000 liability was recorded for the value of the above mentioned restricted stock units. At February 16, 2009, the award date, the value was $272,000 resulting in the $80,000 expense credit mentioned above. There were 50,000 warrants exercised in the year ending December 31, 2009.

The following table summarizes option and warrant activity during the years ended December 31, 2010 and 2009.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2008	14,943,393	$2.20
Options granted	354,997	1.33
Warrants issued	2,280,000	1.26
Expired	(1,696,257)	2.98
Forfeited	(2,664,796)	0.84
Exercised	(50,000)	1.17

Outstanding at December 31, 2009	13,167,337	2.20
Options granted	100,000	1.05
Warrants issued	21,096,434	1.18
Expired	(6,322,527)	1.80
Forfeited	(7,589,074)	2.51
Exercised	-	-

Outstanding at December 31, 2010	20,442,170	$1.13

The following table summarizes information about stock options and warrants outstanding at December 31, 2010.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.33-0.99	1,850,079	3.82	$0.76	1,850,079	$0.76
1.00-6.25	18,589,691	4.72	1.19	18,241,583	1.17
9.50-11.50	1,600	1.17	10.50	1,600	10.50
36.25	800	0.42	36.25	800	36.25
$0.33-36.25	20,442,170	4.64	$1.15	20,094,062	$1.13

There were no options exercised in the years ended December 31, 2010 and 2009. The total intrinsic value of options and warrants available and exercisable at December 31, 2010 was approximately $3,959,159.

Restricted Stock Units

For the years ended December 31, 2010 and 2009, 100,000 and 710,000 restricted stock units were awarded, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule.  All of the restricted stock units vested during the year they were awarded.

The following is a summary of restricted stock unit activity for the years ended December 31, 2010 and 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2008	425,000	$ 2.40
Awarded at fair value	710,000	1.55
Canceled/Forfeited	--	--
Settled by issuance of stock	(250,000)	2.19
Outstanding at December 31, 2009	885,000	1.69
Awarded at fair value	100,000	0.94
Canceled/Forfeited	--	--
Settled by issuance of stock	(35,000)	1.70
Outstanding at December 31, 2010	950,000	$ 1.61
Vested at December 31, 2010	950,000	$ 1.61

For the year ended December 31, 2010, we recognized a $94,000 expense in general and administrative expenses related to the award of 100,000 restricted stock units to one member of our board of directors. During the year ended December 31, 2010, 35,000 restricted stock units were settled by two individuals through the issuance of 35,000 shares of our common stock.

For the year ended December 31, 2009, we recognized a $668,00 net expense in general and administrative expenses related to restricted stock units as follows: (i) $748,000for 550,000 restricted stock units awarded to two employees in exchange for 1,016,112 outstanding options, (ii) $80,000 valuation credit of (a) $62,500 for 125,000 restricted stock units which had been awarded to five directors for services rendered in 2007 with a value of $275,000 at December 31, 2008 and with a value of $212,500 on February 16, 2009, the award date, and (b) $17,500 for 35,000 restricted stock units which had been awarded to two consultants of the company for services rendered in 2008 with a value of $77,000 on December 31, 2008 and with a value of $59,500 on February 16, 2009, the award date.

The impact on our results of operations for recording stock-based compensation for the years ended December 31, 2010 and 2009 is as follows:

	For the years ended
	December 31,
	2010	2009
General and administrative	$762,135	$1,515,6851
Research and development	351,263	328,163

Total	$1,113,398	$1,843,848

Total unrecognized stock-based compensation was $461,575 at December 31, 2010, which we expect to recognize over the next two years in accordance with vesting provisions as follows:

2011	$ 396,811
2012	64,764
Total	$ 461,575

Note 11 – Equipment Financing

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

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease. We received a waiver from our 6.25% convertible note holder releasing their security interest in the equipment purchased under this sale lease-back financing.

The sale lease-back financing arrangement with the financial institution related to the purchase and deployment of certain digital signage equipment for a new customer.  As a result of this financing, we incurred an obligation to make 36 monthly payments of approximately $141,000 plus applicable sales taxes. The proceeds of the financing are being used to purchase and install the digital signage equipment for our customer and for general working capital purposes.  We have the right to terminate the lease after making 33 payments for a termination fee of approximately $451,000 after which time we would own all of the equipment.  We have accounted for this arrangement as a capital lease.

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

For the year ended December 31, 2010, we had purchased approximately $101,013 of additional equipment that will be placed at the customer sites. During 2010 we had made lease payments totaling approximately $1,688,382 of which $1,235,203 was applied toward the outstanding lease and $453,179 was included in interest expense. Additionally, we expensed $50,268 of our lease acquisition fee of $150,792 which is being recognized over the life of the lease included in interest expense for the year ended December 31, 2010.

Note 12 – Fair Value Measurements

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2010:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserve securities	6,129,632	6,129,632	--	--
Auction rate preferred securities	--	--	--	--
Total assets measured at fair value	$6,129,632	$6,129,632	$--	$--

Liabilities
Derivative valuation (1)	$14,759,300	$--	$--	$14,759,300
Total liabilities measured at fair value	$14,759,300	$--	$--	$14,759,300

(1) See Notes 4 & 5 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2010.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

	Derivative	Auction Rate
	Valuation	Preferred
	Liability	Securities	Total
Balance at December 31, 2009	$(969,900)	$274,264	$(695,636)
Total gains or losses (realized and unrealized)
Included in net loss	(3,480,311)	(49,264)	(3,529,575)
Valuation adjustment	--	--	--
Purchases, issuances, and settlements, net	(10,309,089)	(225,000)	(10,534,089)
Transfers to Level 3	--	--	--
Balance at December 31, 2010	$(14,759,300)	$--	$(14,759,300)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our consolidated balance sheet.

Auction Rate Preferred Securities

As of December 31 2009, we had investments in ARPS, which are classified as long-term investments on our consolidated balance sheet and were reflected at fair value. The fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of December 31, 2009.

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

During the year ended December 31, 2010, we redeemed our remaining $300,000 ARPS ($274,264 fair value) for $225,000 through a second market broker and recognized a $49,264 loss on sale of available for sale securities. Additionally, we retired our $162,500 ARPS secured note for which the ARPS had been held as collateral.

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

Note 13 – Retirement Plan

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan, subject to IRS Code Section 415 limitations. We match contributions up to 100% of the first 3% of a participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2010 and 2009, we made matching contributions totaling $99,919 and $109,893, respectively.

Note 14 – Supplemental Cash Flow Information

2010

•

During the year the December 31, 2010, we issued 458,974 shares of our common stock valued in aggregate at $437,501 to three companies and three individuals for consulting services rendered the expense for which is included in our general and administrative expense.

•

During the year ended December 31, 2010 we issued 200,000 shares our common stock valued at $216,000 to a corporation for the purchase of a H.264 codec software license to be used in our CodecSys product development. We have included it as an asset on our balance sheet and will amortize it as part of cost of sales.

•

 During the year ended December 31, 2010 we acquired 67,000 IDI common share equivalents in exchange for 4,467 shares of our common stock valued at $4,024 which was expensed to research and development.

•

During the year ended December 31, 2010, we recognized $1,572,934 in depreciation and amortization expense from the following: (i) $806,321 related to cost of sales for equipment used directly by or for customers, (ii) $756,610 related to equipment other property and equipment, and (iii) $10,003 for patent amortization.

•

For the year ended December 31, 2010, an aggregate non-cash expense of $4,193,684 was recorded for the accretion of our convertible notes of which (i) $4,078,631 was related to our the senior secured 6.25% note (ii) $7,168 is for our unsecured convertible note and (iii) $107,885 was for unsecured 3%convertible notes.

•

During the year ended December 31, 2010, we issued 3,000,000and 150,000 shares our common stock valued at $3,290,000 and $135,000 to our senior secured 6.25% convertible note holder and unsecured convertible note holder , respectively as part of amendment and extension agreements.

•

During the year ended December 31, 2010 we issued 35,000 shares of our common stock to two individuals for the settlement of restricted stock units which had been awarded in 2009.

•

On December 24, 2010, we closed on the debt restructuring of our senior secured 6.25% note and issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment.

•

On December 24, 2010, we closed on our equity financing and issued 600,000 shares our common stock to ten individuals of Philadelphia Brokerage Corporation as part of the commission due for services rendered. During the year ended December 31, 2010 we issued an aggregate of 1,758,282 shares of our common stock of which 1,590,049 shares was for debt conversions and 168,223 shares were for interest conversion. The 1,590,019 shares valued at $1,567,500 was for three individuals and one corporation. The 168,233 valued at $104,964 was for interest on the above mentioned notes valued at $10,075 with the remaining $94,889 for interest owed our unsecured convertible note holder.

2009

•

During the year ended December 31, 2009 we issued 207,432 shares of our commons stock valued at $244,000 to two individuals for services rendered which is included in our general and administrative expense.

•

During the year ended December 31, 2009 we issued 250,000 shares of our common stock valued at $325,000 for the purchase of a software license which we are using as part of our services provided to our single largest customer. We have included it as an asset on our balance sheet and are recognizing expense over the life or our associated customer’s contract.

•

During the year ended December 31, 2009 we acquired 2,274,714 IDI common share equivalents in exchange for 165,048 shares of our common stock valued at $256,265 which was expensed to research and development.

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

We paid no cash for income taxes during the years ended December 31 2010 and 2009.

Note 15 – Subsequent Events

During December 2010 we issued 158,148 shares of common stock and March, 2011, we issued an additional 135,369 shares of common stock to the holder of our unsecured convertible note in satisfaction of $176,110 of interest on the unsecured convertible note.  Also, in March 2011, in connection with the satisfaction of the accrued interest we granted to the holder a warrant to acquire up to 221,758 additional shares of our common stock at an exercise price of $.90 per share.  The warrant is exercisable at any time for a five year period

On March 21, 2011, we converted $784,292 of our short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Company’s recent equity raise in December 2010. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, we issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. Our objective for converting the short-term debt into equity was to conserve cash.

.

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

10.2*

Employment Agreement of James E Solomon dated September 19,2008.  (Incorporated by reference to Exhibit No. 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.)

10.3*

Broadcast International 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.4*	Broadcast International 2008 Long-Term Incentive Plan. (Incorporated by reference to the Company's definitive Proxy Statement on schedule 14A filed with the SEC on April 17, 2009.)
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

10.12

Loan Restructuring Agreement between the Company and Castlerigg Master Investments Ltd., dated December 16, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2010.)

10.13

Amendment to 8% Convertible Note Due 2010 between the Company and Leon Frenkel, dated December 22, 2010 (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2010.)

10.14

Placement Agency Agreement between the Company and Philadelphia Brokerage Corporation, dated December 17, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

10.15	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)
10.16	Form of Warrant (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)
10.17

Amended and Restated Senior Convertible Note issued by the Company to Castlerigg master Investments Ltd., dated December 23, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

10.18

Investor Rights Agreement between the Company and Castlerigg Master Investments Ltd., dated December 23, 2010 (Incorporated by reference to Exhibit 10.5  of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

10.19

Letter between the Company and Castlerigg Master Investments Ltd., dated December 23, 2010 (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)
21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)

*   Management contract or compensatory plan or arrangement.