Form 10-Q
period 2011-03-31
BROADCAST INTERNATIONAL INC
filed 2011-05-13
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2011
Common Stock, $.05 par value	75,575,773 shares

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

30

            Item 1A. Risk Factors

30

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

30

            Item 3.   Defaults Upon Senior Securities

31

            Item 4.   [REMOVED AND RESERVED]

31

            Item 5.   Other Information

31

            Item 6.   Exhibits

31

Signatures

34

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2011
		(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$6,129,632	$3,304,891
Trade accounts receivable, net	1,125,055	1,018,513
Inventory	52,175	111,595
Prepaid expenses	190,877	275,862
Total current assets	7,497,739	4,710,861
Property and equipment, net	2,419,891	2,233,512
Other Assets, non current
Patents, net	167,410	164,872
Deposits and other assets	624,598	584,946
Total other assets, non current	792,008	749,818

Total assets	$10,709,638	$7,694,191

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$1,552,006	$943,075
Payroll and related expenses	341,255	349,059
Other accrued expenses	381,015	40,673
Unearned revenue	139,437	107,808
Current notes payable	775,000	--
Other current obligations	1,426,834	1,477,283
Derivative valuation	14,759,300	11,394,100
Total current liabilities	19,374,847	14,311,998
Long-term Liabilities
Long-term portion of notes payable (net of discount of 992,832 and $909,498, respectively	6,187,984	6,271,318
Other long-term obligations	1,067,649	679,068
Total long-term liabilities	7,255,633	6,950,386
Total liabilities	26,630,480	21,262,384
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 74,078,153 and 75,575,733 shares issued as of December 31, 2010 and March 31, 2011, respectively	3,703,908	3,778,802
Additional paid-in capital	92,867,561	95,892,281
Accumulated deficit	(112,492,311)	(113,239,276)
Total stockholders’ deficit	(15,920,842)	(13,568,193)

Total liabilities and stockholders’ deficit	$10,709,638	$7,694,191

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2010	2011

Net sales	$1,787,067	$1,687,264
Cost of sales	1,273,043	1,275,537
Gross profit	514,024	411,727

Operating expenses:
Administrative and general	1,210,974	2,608,372
Selling and marketing	82,451	159,937
Research and development	736,135	597,771
Depreciation and amortization	192,637	180,793
Total operating expenses	2,222,197	3,546,873
Total operating loss	(1,708,173)	(3,135,146)

Other income (expense):
Interest income	2,403	788
Interest expense	(1,715,025)	(381,189)
Gain on derivative valuation	518,000	4,219,300
Equity issuance costs related to warrants	--	(476,234)
Loss on extinguishment of debt	--	(970,033)
Loss on disposition of assets	--	(602)
Other income (expense), net	2,064	(3,849)
Total other income (expense)	(1,192,558)	2,388,181

Loss before income taxes	(2,900,731)	(746,965)
Provision for income taxes	-	-
Net loss	$(2,900,731)	$(746,965)

Net loss per share – basic & diluted	$(0.07)	$(0.01)

Weighted average shares – basic & diluted	40,039,200	74,249,600

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(2,900,731)	$(746,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	389,017	382,995
Common stock issued for services	160,178	--
Common stock issued for interest	--	19,634
Accretion of discount on convertible notes payable	1,047,825	83,334
Capitalized interest on convertible note	368,916	--
Stock based compensation	383,958	1,546,542
Loss on sale of assets	--	602
Loss on extinguishment of Debt	--	970,033
Gain on derivative liability valuation	(518,000)	(4,219,300)
Warrants issued for interest	--	157,400
Warrants issued for debt extinguishment costs	--	404,000
Allowance for doubtful accounts	(23,910)	1,126
Changes in assets and liabilities:
Decrease in accounts receivable	220,998	105,416
Decrease (increase) in inventories	28,746	(59,420)
Decrease in debt offering costs	114,750	--
Decrease (increase) in prepaid and other assets	28,779	(45,333)
Increase (decrease) in accounts payable and accrued expenses	358,506	(754,590)
Decrease in deferred revenues	(89,873)	(31,629)

Net cash used in operating activities	(430,841)	(2,186,155)

Cash flows from investing activities:
Purchase of equipment	(142,433)	(194,680)

Net cash provided by investing activities	(142,433)	(194,680)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	--	18,304
Principal payments on debt	(303,146)	(438,132)
Equity issuance costs	--	(24,078)
Proceeds from notes payable	1,025,000	--

Net cash provided (used) by financing activities	721,854	(443,906)

Net increase (decrease) in cash and cash equivalents	148,580	(2,824,741)

Cash and cash equivalents, beginning of period	263,492	6,129,632

Cash and cash equivalents, end of period	$412,072	$3,304,891

Supplemental disclosure of cash flow information:
Interest paid	$130,182	$88,254
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2011

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2010 and March 31, 2011 and the results of operations for the three months ended March 31, 2010 and 2011, respectively, with the cash flows for each of the three month periods ended March 31, 2010 and 2011, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Note 2 - Reclassifications

Certain 2010 financial statement amounts have been reclassified to conform to 2011 presentations.

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

As we experienced net losses during the three month periods ending March 31, 2011 and 2010, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 21,261,952 and 12,302,005, shares of common stock at prices ranging from $0.05 to $36.25 and $0.02 to $45.90 per share were outstanding at March 31, 2011 and 2010, respectively. Additionally, restricted stock units of 2,250,000 and 850,000 were outstanding at March 31, 2011 and 2010, respectively. Furthermore, the Company had convertible debt that was convertible into 5,740,741 and 4,092,844 shares of common stock at March 31, 2011 and 2010, respectively that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at March 31, 2011 was 1,586,519.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 1,465,000 at March 31, 2011.

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

The fair values for the options granted for the three months ended March 31, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 30, 2011	Three Months Ended March 30, 2010
Risk free interest rate	0.98%	3.14%
Expected life (in years)	3.0	7.5
Expected volatility	84.76%	80.71%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2011 and 2010 was $0.60 and $0.80, respectively.

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

The fair values for the warrants issued for the three months ended March 31, 2011 and 2010 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Risk free interest rate	2.04%	1.53%
Expected life (in years)	5.00	3.00
Expected volatility	85.82%	93.75%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the three months ended March 31, 2011 and 2010 was $0.79 and $0.64, respectively.

Net loss for the three months ended March 31, 2011 and 2010 includes $1,546,542 and $383,958, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $1,546,542 for the three months ended March 31, 2011 is (i) $1,433,000 for 1,300,000 restricted stock units issued to all 5 members of the board of directors, (ii) $50,000 for 500,000 options issued to one individual for consulting services and (iii) $63,542 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.

Included in the $383,958 for the three months ended March 31, 2010 is (i) $80,000 for 100,000 options granted to one member of the board of directors, (ii) $96,000 for 150,000 warrants issued to three individuals for consulting services and (iii) $207,958 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2010.

The impact on our results of operations for recording stock-based compensation for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,2011	Three months ended March 31,2010
General and administrative	$1,478,417	$296,725
Research and development	68,125	87,233

Total	$1,546,542	$383,958

Due to unexercised options and warrants outstanding at March 31, 2011, we will recognize an additional aggregate total of $413,061 of compensation expense over the next two years based upon option and warrant award vesting parameters as shown below:

2011	$330,530
2012	82,531

Total	$413,061

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2011.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	20,442,170	$1.13
Options granted	500,000	1.11
Warrants issued	1,275,334	0.68
Expired	(454)	0.33
Forfeited	(900,000)	1.22
Exercised	(55,098)	0.33

Outstanding at March 31, 2011	21,261,952	$1.12

The following table summarizes information about stock options and warrants outstanding at March 31, 2011.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.05-0.95	2,166,285	4.22	$ 0.64	2,166,285	$ 0.64
1.06-6.25	19,093,267	4.51	1.17	18,900,158	1.17
9.50-11.50	1,600	0.92	10.50	1,600	10.50
36.25	800	0.17	36.25	800	35.25
$0.05-36.25	21,261,952	4.48	$ 1.12	21,068,843	$ 1.12

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the three months ended March 31, 2011, 1,300,000 restricted stock units were awarded. No restricted stock units were awarded in the three months ended March 31, 2010.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2011.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	950,000	$1.63
Awarded at fair value	1,300,000	1.11
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at March 31, 2011	2,250,000	$1.33
Vested at March 31, 2011	2,250,000	$1.33

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At March 31, 2011 and December 31, 2010, we had bank balances of $3,054,891 and $5,879,632, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $1,018,513 and $1,125,055 net accounts receivable for the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, were (i) $950,393 and $1,031,795 for billed trade receivables, respectively; (ii) $99,377 and $143,542 of unbilled trade receivables (iii) $18,603 and $208 for employee travel advances and other receivables, respectively; less (iv) ($49,860) and ($50,490) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of March 31, 2011, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 and $2,390 for the three months ended March 31, 2011 and 2010, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2011, for each of the next five years is as follows:

Year ending December 31:
2011	$ 12,231
2012	11,763
2013	11,763
2014	11,763
2015	11,763

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $597,771 and $736,135 of research and development costs for the three months ended March 31, 2011 and 2010, respectively.

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

For the three months ended March 31, 2011 and 2010, we had one customer that individually constituted 87% and 90%, respectively of our total revenues.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the three months ended March 31, 2011 and year ended December 31, 2010 was as follows:

	December 31, 2010	March 31, 2011

Senior Secured 6.25% Convertible Note	$6,180,816	$6,180,816
Unsecured Convertible Note	7,168	90,502
Pledged A/R Note Payable	675,000	--
Short Term Note Payable	100,000	--
Total	6,962,984	6,271,318
Less Current Portion	(775,000)	--
Total Long-term	$6,187,984	$6,271,318

Secured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000.  The senior secured convertible note bore interest at 6.25% per annum if paid in cash.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 were due quarterly and commenced in April 2009.  The original principal of the note was convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements.

In connection with the 2007 financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finders fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and was amortized over the term of the note.

From March 26, 2010 through October 29, 2010, we entered into a series of amendments to the senior secured convertible note under which we issued to the holder of the senior secured convertible note an additional 3,000,000 shares of our common stock, increased the number of warrants by 3,333,333 shares, and reduced the warrant exercise price to $1.80 per share for all warrants, all as consideration for the amendments.

On December 24, 2010, we closed on the Debt Restructuring (as defined below).  In connection therewith, we (i) issued an Amended and Restated Senior Convertible Note in the principal amount of $5.5 million (the “Amended and Restated Note”) to Castlerigg Master Investment Ltd. (“Castlerigg”), (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the loan restructuring agreement under which the Amended and Restated Note and other documents was issued (the “Loan Restructuring Agreement”), and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest. The Debt Restructuring was considered a troubled-debt restructuring and a gain on debt restructuring of $3,062,457 was recorded during the year ended December 31, 2010, which was the difference between the adjusted carrying value of the original note and the carrying value of the Amended and Restated Note.

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

As of March 31, 2011 and 2010, we recorded an aggregate derivative liability of $1,711,100 and $378,600 respectively, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the Original Note.  A derivative valuation gain of $896,300 and $386,600 was recorded during the three months ended March 31, 2011 and 2010, to reflect the change in value of the aggregate derivative liability since December 31, 2010 and 2009, respectively. The aggregate derivative liability of $1,711,100 for the Amended and Restated Note conversion feature was calculated at March 31,211 using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 1.29%, (ii) expected life (in years) of 2.7, (iii) expected volatility of 84.11% for the conversion feature, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.96.

During the three months ended March 31, 2010, debt discounts were accreted over the term of the obligation, for which $1,047,825 was included in interest expense. The note bears a 6.25% annual interest rate payable quarterly and for the three months ended March 31, 2010, $26,196 was included in interest expense. For the three months ended March 31, 2010, $343,297 ($368,916 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest.

The $6,180,816 value of the note at March 31, 2011 consists of $5,500,000 for the principal due of the note plus $1,031,250 for aggregate future interest less $350,434 for interest withheld at closing for interest due from the initial date of the debt restructuring transaction until December 31, 2011.

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

During March 2011, we issued 135,369 shares of common stock to the holder of our unsecured convertible note in satisfaction of $81,221 of accrued interest on the unsecured convertible note.  Also in connection with the satisfaction of the accrued interest we granted to the holder a warrant to acquire up to 221,758 additional shares of our common stock at an exercise price of $0.96 per share.  The warrant is exercisable at any time for a five year period. For the three months ended March 31, 2011, the $157,400 value of the warrant was included in interest expense.

At March 31, 2011 and 2010 we recorded an aggregate derivative liability of $1,016,300 and $73,300, respectively, related to the conversion feature of the note. A derivative valuation gain of $385,600 and $126,700, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and December 31, 2009, respectively.  The aggregate derivative liability of $1,016,300 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.29%, (ii) expected life (in years) of 2.8; (iii) expected volatility of 83.92%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.96.

In connection with the amendment mentioned above, the principal value of the note will be accreted due to the difference in the value of the conversion feature before and after the amendment.  The accretion for the three months ended March 31, 2011, was $83,334 and was included in interest expense. The note currently bears an 8% annual interest rate payable semi-annually, and for each on the three month periods ended March 31, 2011 and 2010, $20,000 was included in interest expense.

Accounts Receivable Purchase Agreements

During the year ended December 31 2010 we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $775,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

During the three months ended March 31, 2011 we converted the remaining $675,000 of principal along with $109,292 of accrued and unpaid interest into 1,307,153 shares of our common stock and warrants to purchase an additional 653,576 shares of our common stock. The warrants contain anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than $1.00 per share.

At March 31, 2011 we recorded an aggregate derivative liability of $423,700 related to the warrant reset provision. A derivative valuation gain of $26,400 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $423,700 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 2.24%, (ii) expected life (in years) of 5; (iii) expected volatility of 85.81%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.96.

Short Term Note Payable

During the three months ended March 31, 2011 we remitted $100,000 principal balance and accrued interest of $8,360 to a company pursuant to a short term. The note had originated in June 2010 and bore an annual interest rate of 12%. Of the $8,360 of interest paid, $2,327 was related to and included in interest expense for the three months ended March 31, 2011.

Note 7 – Equity Financing and the Debt Restructuring

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

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the warrants.  If the Company fails to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, subject to certain exceptions, the Company will be obligated to issue additional warrants to the investors to purchase an additional 1,250,000 shares for each 30-day period after the deadline, until the registration statement is declared effective.

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

During the three months ended March 31, 2011, we issued Castlerigg 400,000 warrants pursuant to a waiver agreement dated March 10, 2011 allowing the issuance of shares and warrants for the conversion of the AR Note Payable without adjusting the conversion price of there 6.25% Convertible Note.  These warrants contain full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above and were accounted for as embedded derivatives and valued on the transaction date using a Black Schools pricing model.

At March 31, 2011, we recorded an aggregate derivative liability of $368,000 related to these warrants and valuation gain of $36,000 for the three months ended March 31, 2011 to reflect the change in value of the aggregate derivative from the time of issue. The aggregate derivative liability of $368,000 was calculated using the Black-Schools pricing model with the following assumptions: (i) risk free interest rate of 2.24%, (ii) expected life (in years) of 4.9; (iii) expected volatility of 84.82, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.96.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013. We also issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

Investor warrants totaling 12,499,9810 issued under the Placement Agency Agreement contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Schools pricing model.

At March 31, 2011, we recorded an aggregate derivative liability of $7,785,000 related to these warrants and valuation gain of $2,875,000 for the three months ended March 31, 2011 to reflect the change in value of the aggregate derivative from December 31, 2010. The aggregate derivative liability of $7,875,000 was calculated using the Black-Schools pricing model with the following assumptions: (i) risk free interest rate of 2.24%, (ii) expected life (in years) of 4.7; (iii) expected volatility of 84.94%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.96.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2011:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserves	3,304,891	3,304,891	--	--
Total assets measured at fair value	$3,304,891	$3,304,891	$--	$--

Liabilities
Derivative valuation (1)	$11,394,100	$--	$--	$11,394,100
Total liabilities measured at fair value	$11,394,100	$--	$--	$11,394,100

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2010	$(14,759,300)
Total gains or losses (realized and unrealized)
Included in net loss	4,219,300
Valuation adjustment	--
Purchases, issuances, and settlements, net	(854,100)
Transfers to Level 3	--
Balance at March 31, 2011	$(11,394,100)

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

During the three months ended March 31, 2011 and 2010 we made lease payments totaling approximately $422,096 and $422,096 of which $337,174 and $292,568 was applied toward the outstanding lease with $84,922 and $129,528, respectively included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 which was included in interest expense for each of the three months ended March 31, 2011 and 2010, respectively.

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

Since May 18, 2004, we have acquired an aggregate of 4,056,278 additional common share equivalents IDI. As of March 31, 2011, we owned approximately 55,482,997 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of March 31, 2011 and 2010, we have advanced an aggregate amount of $2,913,360 and $2,671,996 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 11 – Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides clarification to creditors on what is considered a troubled-debt restructuring. This Update applies to all creditors who that restructure receivables that fall within the scope of Subtopic 301-40, Receivables – Troubled Debt Restructuring by Creditors.  In evaluating whether it is considered a troubled-debt restructuring a creditor must conclude that both of the following exist: 1) The restructuring constitutes a concession and 2) The debtor is experiencing financial difficulties.  The amendment provides clarification on when a concession is granted and also indicates that a debtor may experience financial difficulties, even though the debtor is not currently in payment default. The Amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. An entity should disclose the necessary disclosures delayed in ASU 2011-01 for interim and annual period ending after June 15, 2011. The Company doesn’t expect this guidance to have an impact on its financials since it is not a debt creditor.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update 2010-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public-entity creditors and is intended to allow the Board to complete its deliberations on what constitutes a troubled-debt restructuring. The effective date of the disclosures per Update 2010-20 for public-entity creditors will be coordinated with the new proposed Update that is expected to be effective for interim and annual periods ending after June 15, 2011. The Company doesn’t expect this guidance to have an impact on its financials since it is not a debt creditor.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update are applicable to Public Entities that have had a material business combination(s) in the current period.  The Update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only.  For example, for a calendar year-end entity, disclosures would be provided for a business combination that occurs in 20X2, as if it occurred on January 1, 20X1. Such disclosures would not be revised if 20X2 is presented for comparative purposes with the 20X3 financial statements (even if 20X2 is the earliest period presented). Previously, in practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period. The Update also expands the disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments attributable to the business combination. The amendments in this Update are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company only expects this Update to have an impact if it enters into a material business combination in the upcoming year.  If one occurs, the guidance in the Update will be followed.

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

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value.  The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses.  Some of the additional disclosures required are to provide a rollforward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements.  The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, but not required.  This guidance doesn’t have a significant impact on its financials since it doesn’t have any finance receivables.

In April 2010, the FASB issued ASU No 2010-13, Compensation – Stock Compensation (Topic718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance or service condition.  Therefore, the award would be classified as an equity award if it otherwise qualifies as equity.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.  This guidance didn’t have a significant impact on its financials since it hasn’t classified any share-based payments to employees noted above as a liability.

Note 12 – Supplemental Cash Flow Information

2011

In January, 2011, we granted options to acquire up to 500,000 shares of our common stock valued at $300,000 to a consultant in consideration of consulting services to be rendered by the consultant over a one year period pursuant to a written consulting agreement.  The options are exercisable at $1.11 per share and have a three year life. The value of options is being recognized over the contract period and for the three months ended March 31, 2011, $50,000 was included in stock based compensation.

On March 21, 2011, the Company, converted $784,292 of its short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Equity Finanacing. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, the Company issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. The Company’s objective for converting the short-term debt into equity is to conserve cash for further market development.

In March, 2011, we granted to the holder of our senior unsecured convertible note a warrant to acquire 400,000 shares of our common stock at an exercise price of $.05 per share in consideration of a waiver of the holder’s reset provision that allowed us to convert certain short terms loans to equity without causing an adjustment in the conversion price of our senior note.  The warrants have a 5 year life from the date of grant, contain full-ratchet anti-dilution price protection provisions and were valued $404,000 using a black Scholes pricing model on the date of grant.

For the three months ended March 31, 2011 an aggregate non-cash expense of $83,334 was recorded for the accretion of the unsecured convertible note.

For the three months ended March 31, 2011, we recognized $382,995 in depreciation and amortization expense from the following: (i) $202,201 related to cost of sales for equipment used directly by or for customers, (ii) $178,256 related to equipment other property and equipment, and (iii) $2,538 for patent amortization.

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

For the three months ended March 31, 2010, we recognized $389,017 in depreciation and amortization expense from the following: (i) $196,380 related to cost of sales for equipment used directly by or for customers, (ii) $190,247 related to equipment other property and equipment, and (iii) $2,390 for patent amortization

Note 12 – Subsequent Events

We evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no events that need to be reported.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010:

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, valuation of derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

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

On July 31, 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial institution customer to provide technology and digital signage services to approximately 2,100 of the customer’s more than 6,000 retail and administrative locations throughout North America.  The customer is expanding its network to additional retail and administrative locations.  In addition, the customer selected us to be its vendor for certain additional audio visual services during this year.  A factor in securing this contract was the benefits of the CodecSys technology delivering our services to be utilized in our services.

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

On December 24, 2010, we closed on an equity financing (the “Equity Financing”) as well as a restructuring of our outstanding convertible indebtedness (the “Debt Restructuring”).  The Equity Financing and the Debt Restructuring are described as follows:

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

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the warrants.  If the registration statement is not declared effective within 120 days following the date of the filing of the registration statement, subject to certain exceptions, the Company will be obligated to issue additional warrants to the investors to purchase an additional 1,250,000 shares for each 30-day period after the deadline, until the registration statement is declared effective.

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

Results of Operations for the Three Months ended March 31, 2011 and March 31, 2010

Revenues

The Company generated $1,687,264 in revenue during the three months ended March 31, 2011.  During the same three-month period in 2010, the Company generated revenue of $1,787,067.  The decrease in revenue of $99,803 was due primarily to a reduction of license fees of $167,787 in our digital signage network for our largest customer because we performed certain additional services at the beginning of the contract.  The decrease in licensing revenues was partially offset by an increase of $87,964 in system sales for our largest customer and one other new customer. The revenue generated by our largest customer aggregated $1,467,908, which was $137,987 less than in the same quarter of 2010.

The Company's largest customer’s sales revenues accounted for approximately 87% and 90% of total revenues for the quarters ended March 31, 2011 and 2010, respectively.  Any material reduction in revenues generated from our largest customer could harm the Company’s results of operations, financial condition and liquidity.  We, however, continue to expand the customer’s network and are providing additional services for the customer.

Cost of Revenues

Costs of Revenues increased by $2,494 to $1,275,537 for the three months ended March 31, 2011, from $1,273,043 for the three months ended March 31, 2010.  The increase was due to additional cost of equipment provided for installation of equipment and operations of our customer’s digital signage network of $15,371 and an increase in depreciation of $5,821 offset by a decrease of satellite distribution costs of $15,371 due to the termination of a customer’s satellite delivery of its network.

Expenses

General and Administrative expenses for the three months ended March 31, 2011 were $2,608,372 compared to $1,210,974 for the three months ended March 31, 2010.  The increase of $1,397,398 resulted primarily from an increase in expenses incurred related to the issuance of options and warrants of $1,181,692 primarily for the grant of Restricted Stock Units to members of the Board of Directors. In addition, employee and related costs increased $97,783 and operating expenses, primarily travel related expenses, increased $73,616 and legal expenses increased $60,985.  Research and development in process decreased by $138,364 for the three months ended March 31, 2011 to $597,771 from $736,135 for the three months ended March 31, 2010, primarily due to a reduction in employee and related costs, but sales and marketing expenses increased by $77,486 due to an increase in employee and related costs and an increase in travel and tradeshow expenses. Depreciation expense decreased by $11,844 in the same period.

Interest Expense

For the three months ended March 31, 2011, the Company incurred interest expense of $381,189 compared to interest expense for the three months ended March 31, 2010 of $1,715,025.  The decrease of $1,333,836 resulted primarily from the restructure of our senior debt in which the outstanding balance of the senior note decreased from approximately $17,500,000 to $5,500,000.  Interest expense incurred on the remaining balance of $5,500,000 of our senior note has been included in the carrying value of the senior note and as payments are made the carrying value is reduced, but not recorded as an expense. The main components of our interest expense consisted of $240,734 recorded to account for the accretion of our unsecured convertible note liability on our balance sheet issuance of equity related to the extension of that note and interest on our equipment leasing obligation of $84,921.

Net Loss

The Company realized a net loss for the three months ending March 31, 2011 of $746,965 compared with a net loss for the three months ended March 31, 2010 of $2,900,731. The decrease in net loss of $2,153,766 was primarily the result of an increase in derivative valuation gain of our derivative securities of $3,701,300 and the decrease in interest expense of $1,333,836 as described above, all of which was partially offset by increased loss from operations reflected in a decrease of $102,297 in gross margin as described above and an increase in operating expenses of $1,324,676 as described above.  In addition, we realized a loss on the extinguishment of debt related to the restructure of our senior note of $970,033 and incurred an equity issuance cost of $476,234 related to issuance of warrants in connection with our debt restructuring.

Liquidity and Capital Resources

At March 31, 2011, we had cash of $3,304,891, total current assets of $4,710,861, total current liabilities of $14,311,998 and total stockholders' deficit of $13,568,193.  Included in current liabilities is $11,394,100 relating to the value of the embedded derivatives for our senior convertible note and our unsecured convertible note.

We experienced negative cash flow used in operations during the fiscal quarter ended March 31, 2011 of $2,186,155 compared to negative cash flow used in operations for the quarter ended March 31, 2010 of $430,841. Management believes that the level of cash used for operations will significantly decrease in future quarters, because included in the first quarter were the payments of obligations that were not paid until we had completed the Equity Financing. Of the approximately $1,700,000 increase in cash used for operations, approximately $1,300,000 included of cash used for reduction of payables, increase of inventories, and payment of expenses that we do not expect to be repeated in future periods.  The negative cash flow was sustained by cash reserves from the equity offering completed in December, 2010.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

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

During March 2010 through October 2010, we raised approximately $2,485,000 through the sale of common stock and the issuance of convertible notes to purchasers at an investment or conversion price of $1.00 per share. The financing included the sale of 1,535,000 shares of our common stock and the issuance of convertible notes in the aggregate principal amount of $950,000. We also issued to these purchasers warrants to acquire shares of our common stock at an exercise price of $1.50 per share, which are exercisable anytime during a three year period.  At the time of these sales, we agreed to certain price protection provisions whereby if we were to sell equity at a price lower than $1.00 per share before December 31, 2010, the purchasers would be able to elect to exchange and receive equity on the same financial terms and conditions as the new investors.

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

On March 21, 2011, we converted $784,292 of our short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Company’s recent equity raise in December 2010. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, we issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. Our objective for converting the short-term debt into equity was to conserve cash for future market development.

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $350,000 per month during the quarter ended March 31, 2011.  The net proceeds from the Equity Financing after the payment of debt to the senior note holder, commissions, expenses of the offering, and payment of past due accounts payable is approximately $5,500,000.  At our current rate of expenditures, including debt service, over expected revenues, we would have sufficient capital to maintain operations at their current level through the end of 2011.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of March 31, 2011, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of March 31, 2011, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2011.

Part II – Other Information

Item 1.

  Legal Proceedings

The Company is a defendant in one lawsuits, the total amount in dispute in which is approximately $105,000. To the knowledge of management, no other litigation has been filed or threatened.

Item 1A. Risk Factors

`

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2010.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

 In January, 2011, we granted options to acquire up to 500,000 shares of our common stock to a consultant in consideration of consulting services to be rendered by the consultant over a one year period pursuant to a written consulting agreement.  The options are exercisable at $1.11 per share and have a three year life.  The consultant is an accredited investor and was fully informed regarding his investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

During March 2011, we issued 293,517 shares of common stock to the holder of our unsecured convertible note in satisfaction of $176,110 of accrued interest on the unsecured convertible note.  Also in connection with the satisfaction of the accrued interest we granted to the holder a warrant to acquire up to 221,758 additional shares of our common stock at an exercise price of $1.00 per share.  The warrant is exercisable at any time for a five year period.  The holder of the unsecured convertible note is an accredited investor and was fully informed regarding his investment.  In the transactions, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In January 2011, the Company granted 1,300,000 Restricted Stock Units to the two executive officers and three members of the Board of Directors as compensation for services rendered during the past year. The officers and directors were accredited investors and were fully informed regarding the investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

On March 21, 2011, we converted $784,292 of our short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Equity Financing. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, the Company issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. The Company’s objective for converting the short-term debt into equity is to conserve cash for further market development.  The lenders of the short-term debt were accredited investors and were fully informed regarding their investment.  In the transactions, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In March, 2011, we granted to the holder of our senior unsecured convertible note a warrant to acquire 400,000 shares of our common stock at an exercise price of $.05 per share in consideration of a waiver of the holder’s reset provision that allowed us to convert certain short terms loans to equity without causing an adjustment in the conversion price of our senior note.  The warrants have a 5 year life from the date of grant.  The holder of the unsecured senior convertible note is an accredited investor and was fully informed regarding his investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

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

10.2*

Employment Agreement of James E Solomon dated September 19, 2008.  (Incorporated by reference to Exhibit No. 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on Mach 31, 2010.)

10.3*

Broadcast International 2004 Long-Term Incentive Plan.  (Incorporated by reference to Exhibit No. 10.4 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.)

10.4*	Broadcast International 2008 Long-Term Incentive Plan. (Incorporated by reference to the Company’s definitive Proxy Statement on Schedule 14A filed with the SEC on April 17, 2009)

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

Date:  May 13, 2011

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011

           /s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)