Form 10-Q
period 2011-06-30
BROADCAST INTERNATIONAL INC
filed 2011-08-11
CIK 740726

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2011
Common Stock, $.05 par value	75,576,744 shares

Broadcast International, Inc.

Form 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

Page

            Item 1.   Financial Statements

3

            Item 2.   Management’s Discussion and Analysis of Financial Condition

                          and Results of Operations

23

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk

32

            Item 4.   Controls and Procedures

32

PART II -OTHER INFORMATION

            Item 1.   Legal Proceedings

33

            Item 1A. Risk Factors

33

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

33

            Item 3.   Defaults Upon Senior Securities

33

            Item 4.   [REMOVED AND RESERVED]

33

            Item 5.   Other Information “Not Applicable”

33

            Item 6.   Exhibits

34

Signatures

36

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Dec 31, 2010	Jun 30, 2011
		(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$6,129,632	$2,174,689
Trade accounts receivable, net	1,125,055	1,005,158
Inventory	52,175	112,257
Prepaid expenses	190,877	208,429
Total current assets	7,497,739	3,500,533
Property and equipment, net	2,419,891	1,956,636
Other Assets, non current
Patents, net	167,410	162,334
Deposits and other assets	624,598	545,296
Total other assets, non current	792,008	707,630

Total assets	$10,709,638	$6,164,799

LIABILITIES AND STOCKHOLDERS EQUITY
LIABILITIES
Current Liabilities
Accounts payable	$1,552,006	$1,033,580
Payroll and related expenses	341,255	443,686
Other accrued expenses	381,015	50,056
Unearned revenue	139,437	107,808
Current notes payable	775,000	--
Other current obligations	1,426,834	1,529,564
Derivative valuation	14,759,300	9,207,200
Total current liabilities	19,374,847	12,371,894
Long-term Liabilities
Long-term portion of notes payable (net of discount of $992,832 and $833,332, respectively	6,187,984	6,354,652
Other long-term obligations	1,067,649	276,454
Total long-term liabilities	7,255,633	6,631,106
Total liabilities	26,630,480	19,003,000
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 74,078,153 and 75,576,744 shares issued as of December 31, 2010 and June 30, 2011, respectively	3,703,908	3,778,837
Additional paid-in capital	92,867,561	96,179,914
Accumulated deficit	(112,492,311)	(112,796,952)
Total stockholders’ deficit	(15,920,842)	(12,838,201)

Total liabilities and stockholders’ deficit	$10,709,638	$6,164,799

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011

Net sales	$1,687,240	$2,357,157	$3,474,307	$4,044,421
Cost of sales	1,316,719	1,620,555	2,589,762	2,896,092
Gross profit	370,521	736,602	884,545	1,148,329

Operating expenses:
Administrative and general	1,168,087	1,236,328	2,379,061	3,844,700
Selling and marketing	59,818	263,008	142,269	422,945
Research and development	765,930	625,628	1,502,065	1,223,399
Depreciation and amortization	192,373	167,366	385,010	348,159
Total operating expenses	2,186,208	2,292,330	4,408,405	5,839,203
Total operating loss	(1,815,687)	(1,555,728)	(3,523,860)	(4,690,874)

Other income (expense):
Interest income	892	1,198	3,295	1,986
Interest expense	(2,133,679)	(188,689)	(3,848,704)	(569,878)
Gain (loss) on derivative valuation	767,093	2,186,900	1,285,093	6,406,200
Equity issuance costs related to warrants	--	--	--	(476,234)
Loss on extinguishment of debt	--	--	--	(970,033)
Loss on sale of securities	(49,264)	--	(49,264)	--
Loss on sale of assets	--	240	--	(362)
Other income (expense), net	6,685	(1,597)	8,749	(5,446)
Total other income (expense)	(1,408,273)	1,998,052	(2,600,831)	4,386,233

Profit (loss) before income taxes	(3,223,960)	442,324	(6,124,691)	(304,641)
Provision for income taxes	--	--	--	--
Net profit (loss)	$(3,223,960)	$442,324	$(6,124,691)	$(304,641)

Net profit (loss) per share – basic	$(0.08)	$0.01	$(0.15)	$(0.00)
Net profit (loss) per share – diluted	$(0.08)	$0.01	$(0.15)	$(0.00)

Weighted average shares – basic	41,030,100	75,576,100	40,538,300	74,916,500
Weighted average shares –diluted	41,030,100	78,516,174	40,538,300	74,916,500

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(6,124,691)	$(304,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784,292	749,312
Common stock issued for services	295,768	--
Common stock issued for interest	--	19,634
Common stock issued for research and development	--	903
Accretion of discount on convertible notes payable	2,163,406	166,668
Capitalized interest on convertible note	746,132	--
Stock based compensation	695,004	1,786,873
Loss on sale of assets	--	362
Loss on extinguishment of Debt	--	970,033
Gain on derivative liability valuation	(1,285,093)	(6,406,200)
Loss on sale of securities available for sale	49,264	--
Warrants issued for interest	--	157,400
Warrants issued for debt extinguishment costs	--	404,000
Allowance for doubtful accounts	678	(9,215)
Changes in assets and liabilities:
Decrease in accounts receivable	262,897	129,112
Decrease (increase) in inventories	116	(60,082)
Decrease in debt offering costs	570,870	--
Decrease in prepaid and other assets	44,635	108,184
Increase (decrease) in accounts payable and accrued expenses	664,050	(560,075)
Increase (decrease) in deferred revenues	112,811	(31,629)

Net cash used in operating activities	(1,019,861)	(2,879,361)

Cash flows from investing activities:
Purchase of equipment	(177,858)	(281,583)
Proceeds from the sale of auction rate preferred securities	225,000	--
Proceeds from the sale of assets	--	240

Net cash provided by investing activities	47,142	(281,343)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	--	18,304
Principal payments on debt	(779,571)	(788,465)
Equity issuance costs	--	(24,078)
Proceeds from notes payable	1,850,000	--

Net cash provided (used) by financing activities	1,070,429	(794,239)

Net increase (decrease) in cash and cash equivalents	97,710	(3,954,943)
Cash and cash equivalents, beginning of period	263,492	6,129,632

Cash and cash equivalents, end of period	$361,202	$2,174,689

Supplemental disclosure of cash flow information:
Interest paid	$251,919	$201,042
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2011

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2010 and June 30, 2011 and the results of operations for the three and six months ended June 30, 2010 and 2011, respectively, with the cash flows for each of the six month periods ended June 30, 2010 and 2011, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Note 2 - Reclassifications

Certain 2010 financial statement amounts have been reclassified to conform to 2011 presentations.

Note 3 – Weighted Average Shares

Basic earnings per common share is computed by dividing net income or loss applicable to common shareholders by the weighted average number of shares outstanding during each period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year, plus the dilutive common stock equivalents that would rise from the exercise of stock options, warrants and restricted stock units outstanding during the period, using the treasury stock method and the average market price per share during the period, plus the effect of assuming conversion of the convertible debt. The computation of diluted earnings per share does not assume conversion or exercise of securities that would have an anti-dilutive effect on earnings.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2011 and 2010:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2011	2010	2011
Numerator
Net income (loss)	$(3,223,960)	$442,324	$(6,124,691)	$(304,641)
Denominator
Basic weighted average shares outstanding	41,030,100	75,576,100	40,538,300	79,916,500
Effect of dilutive securities:
Stock options and warrants	--	590,074	--	--
Restricted stock units	--	2,350,000	--	--
Diluted weighted average shares outstanding	41,030,100	78,516,174	40,538,300	74,916,500

Net income (loss) per common share
Basic	$(0.08)	$0.01	$(0.15)	$(0.00)
Diluted	$(0.08)	$0.01	$(0.15)	$(0.00)

Potentially dilutive securities representing 24,070,976 shares of common stock were excluded from the computation of diluted earnings per common share for the three months ended June 30, 2011 because their effect would have been anti-dilutive. As a result of incurring a net loss for the six months ended June 30, 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.

As a result of incurring a net loss for the three and six month periods ended June 30, 2010, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive. We had potentially dilutive securities representing approximately 17,245,515 shares of common stock at June 30, 2010.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at June 30, 2011 was 2,463,251.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 1,365,000 at June 30, 2011.

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

The fair values for the options granted for the six months ended June 30, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Risk free interest rate	1.91%	3.14%
Expected life (in years)	5.54	7.5
Expected volatility	82.03%	80.71%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the six months ended June 30, 2011 and 2010 was $0.69 and $0.80, respectively.

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

The fair values for the warrants issued for the six months ended June 30, 2011 and 2010 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Risk free interest rate	2.04%	1.60%
Expected life (in years)	5.00	2.96
Expected volatility	85.82%	89.03%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the six months ended June 30, 2011 and 2010 was $0.79 and $0.63, respectively.

Net loss for the six months ended June 30, 2011 and 2010 includes $1,786,873 and $695,004, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $1,786,873 net loss for the six months ended June 30, 2011 are (i) $1,544,000 for 1,400,000 restricted stock units issued to all 5 members of the board of directors, (ii) $167,566 for 600,000 options issued to one individual and one corporation for consulting services, (iii) $14,433 for 426,700 options granted to 31 employees, (iv) $4,263 for 8,700 options granted to 15 of our non-employee installation technicians and (iv) $56,611 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.

Included in the $695,004 net loss for the six months ended June 30, 2010 are (i) $80,000 for 100,000 options granted to a member of the board of directors, (ii) $28,500 for 50,000 warrants issued to a new member of our advisory board, (iii) $104,075 for 210,000 warrants issued to five individuals for consulting services, (iv) $388,429 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2010 and (v) $94,000 for 100,000 restricted stock units issued to a member of the board of directors. Additionally, 183,824 warrants were issued to a former member of the board of directors in exchange for the return and cancellation of 125,000 shares of our common stock.

The impact on our results of operations for recording stock-based compensation for the three and six months ended June 30, 2011 and 2010 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011
General and administrative	$ 222,304	$ 203,366	$ 519,028	$1,681,783
Research and development	88,743	36,965	175,976	105,090

Total	$ 311,047	$ 240,331	$ 695,004	$1,786,873

Due to unexercised options and warrants outstanding at June 30, 2011, we will recognize an additional aggregate total of $645,617 of compensation expense over the next four years based upon option and warrant award vesting parameters as shown below:

2011	$311,134
2012	188,439
2013	107,898
2014	39,516
Total	$646,987

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2011.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	20,442,170	$1.13
Options granted	1,035,400	1.06
Warrants issued	1,275,334	0.68
Expired	(201,254)	3.47
Forfeited	(2,311,332)	1.25
Exercised	(55,098)	0.33

Outstanding at June 30, 2011	20,185,220	$1.08

The following table summarizes information about stock options and warrants outstanding at June 30, 2011.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.05-0.95	1,854,985	4.08	$0.59	1,674,985	$0.55
1.06-6.25	18,328,635	4.50	1.13	17,919,158	1.13
9.50-11.50	1,600	0.67	10.50	1,600	10.50
$0.05-11.50	20,185,220	4.46	$1.08	19,595,743	$1.08

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the six months ended June 30, 2011 and 2010, 1,400,000 and 100,000 restricted stock units were awarded, respectively.

The following is a summary of restricted stock unit activity for the six months ended June 30, 2011.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	950,000	$1.63
Awarded at fair value	1,400,000	1.10
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at March 31, 2011	2,350,000	$1.31
Vested at June 30, 2011	2,350,000	$1.31

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At June 30, 2011 and December 31, 2010, we had bank balances of $1,924,689 and $5,879,632, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $1,005,158 and $1,125,055 net accounts receivable for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, were (i) $993,012 and $1,031,795 for billed trade receivables, respectively; (ii) $46,353 and $143,542 of unbilled trade receivables (iii) $43 and $208 for employee travel advances and other receivables, respectively; less (iv) ($34,250) and ($50,490) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of June 30, 2011, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 and $5,076 for the three and six months ended June 30, 2011, respectively. Amortization expense recognized on all patents totaled $2,485 and $4,875 for the three months ended June 30, 2010, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2011, for each of the next five years is as follows:

Year ending December 31:
2011	$ 12,231
2012	11,763
2013	11,763
2014	11,763
2015	11,763

Long-Lived Assets

We review our long-lived assets, including patents, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $625,628 and $1,223,399 of research and development costs for the three and six months ended June 30, 2011, respectively. We expensed $765,930 and $1,502,065 of research and development costs for the three and six months ended June 30, 2010, respectively.

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

For the six months ended June 30, 2011 and 2010, we had one customer that individually constituted 91% and 89%, respectively of our total revenues.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the six months ended June 30, 2011 and year ended December 31, 2010 was as follows:

	December 31, 2010	June 30, 2011

Senior Secured 6.25% Convertible Note	$6,180,816	$6,180,816
Unsecured Convertible Note	7,168	173,836
Pledged A/R Note Payable	675,000	--
Short Term Note Payable	100,000	--
Total	6,962,984	6,354,652
Less Current Portion	(775,000)	--
Total Long-term	$6,187,984	$6,354,652

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

On December 24, 2010, we closed on the Debt Restructuring (as defined below).  In connection therewith, we (i) issued an Amended and Restated Senior Convertible Note in the principal amount of $5.5 million (the “Amended and Restated Note”) to Castlerigg Master Investment Ltd. (“Castlerigg”), (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into a Letter Agreement pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the loan restructuring agreement under which the Amended and Restated Note and other documents were issued (the “Loan Restructuring Agreement”), and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest. The Debt Restructuring was considered a troubled-debt restructuring and a gain on debt restructuring of $3,062,457 was recorded during the year ended December 31, 2010, which was the difference between the adjusted carrying value of the original note and the carrying value of the Amended and Restated Note.

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

As of June 30, 2011 and 2010, we recorded an aggregate derivative liability of $1,140,700 and $131,307 respectively, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the Original Note.  A derivative valuation gain of $1,466,700 and $633,993 was recorded during the six months ended June 30, 2011 and 2010, to reflect the change in value of the aggregate derivative liability since December 31, 2010 and 2009, respectively. The aggregate derivative liability of $1,140,700 for the Amended and Restated Note conversion feature was calculated at June 30, 211 using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.81%, (ii) expected life (in years) of 2.5; (iii) expected volatility of 74.71% for the conversion feature, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.85.

During the three and six months ended June 30, 2010, debt discounts were accreted over the term of the obligation, for which $1,047,825 and $2,095,650, respectively was included in interest expense. The note bears a 6.25% annual interest rate payable quarterly and for the six months ended June 30, 2010, $26,196 was accrued and included in interest expense. For the six months ended June 30, 2010, $720,513 ($746,132 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest.

The $6,180,816 value of the note at June 30, 2011 consists of $5,500,000 for the principal due of the note plus $1,031,250 for aggregate future interest less $350,434 for interest withheld at closing for interest due from the initial date of the debt restructuring transaction until December 31, 2011.

Unsecured Convertible Note

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated as of September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into, on or prior to October 30, 2006, a convertible note securities agreement.  It was intended that the funding provided by Triage be replaced by a convertible note and accompanying warrants, as described below.  Effective November 2, 2006, we entered into securities purchase agreement, a 5% convertible note, a registration rights agreement, and four classes of warrants to purchase our common stock, all of which were with an individual note holder, the controlling owner of Triage, who caused our agreement with Triage to be assigned to him, which satisfied our agreement with Triage.

Pursuant to the securities purchase agreement, (i) we sold to the convertible note holder a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us on September 29, 2006; (ii) the convertible note bore an annual interest rate of 5%, payable semi-annually in cash or shares of our common stock; (iii) the convertible note was convertible into shares of our common stock at a conversion price of $1.50 per share subject to full-ratchet anti-dilution price protection provisions ; and (iv) we issued to the convertible note holder four classes of warrants (A Warrants, B Warrants, C Warrants and D Warrants), which give the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock as described below.  The A and B Warrants originally expired one year after the effective date of a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), to register the subsequent sale of shares received from exercise of the A and B Warrants. The C Warrants and D Warrants originally expired eighteen months and twenty four months, respectively, after the effective date of a registration statement to be filed under the Securities Act.  The A Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.60 per share, the B Warrants grant the convertible note holder the right to purchase up to 750,000 shares of common stock at an exercise price of $1.75 per share, the C Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $2.10 per share, and the D Warrants grant the convertible note holder the right to purchase up to 2,000,000 shares of common stock at an exercise price of $3.00 per share.

During the year ended December 31, 2007, the convertible note holder exercised 454,000 A Warrants. We entered into an exchange agreement dated October 31, 2007 in which the convertible note holder received 650,000 shares of our common stock in exchange for cancellation of the C and the D Warrants.  The expiration date of the A Warrants and the B Warrants was extended from January 11, 2008 to December 3, 2008. During the year ended December 31, 2008, the convertible note holder exercised 64,400 A Warrants. On December 3, 2008, the remaining 231,600 A Warrants and 750,000 B Warrants expired.

On December 23, 2009 we entered into an amendment with the holder of this unsecured convertible note, which (i) extended the note maturity date to December 22, 2010 and (ii) increased the annual rate of interest from 5% to 8% commencing October 16, 2009. All other terms and conditions of the note remain unchanged.

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

At June 30, 2011 and 2010 we recorded an aggregate derivative liability of $769,300 and $6,700, respectively, related to the conversion feature of the note. A derivative valuation gain of $632,600 and $193,300, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and December 31, 2009, respectively.  The aggregate derivative liability of $769,300 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.45%, (ii) expected life (in years) of 2.5; (iii) expected volatility of 74.42%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.85.

In connection with the amendment mentioned above, the principal value of the note will be accreted due to the difference in the value of the conversion feature before and after the amendment.  The accretion for the three and six months ended June 30, 2011, was $83,334 and $166,668, respectively and was included in interest expense. The note currently bears an 8% annual interest rate payable semi-annually, and for each of the three and six month periods ended June 30, 2011 and 2010, $20,000 and $40,000, respectively was included in interest expense.

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

At June 30, 2011 we recorded an aggregate derivative liability of $348,200 related to the warrant reset provision. A derivative valuation gain of $101,900 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $348,200 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.76%, (ii) expected life (in years) of 4.7; (iii) expected volatility of 84.92%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.85.

Short Term Note Payable

During the three months ended March 31, 2011 we remitted $100,000 of the principal balance and accrued interest of $8,360 to a company pursuant to a short term note. The note had originated in June 2010 and bore an annual interest rate of 12%. Of the $8,360 of interest paid, $2,327 was related to and included in interest expense for the six months ended June 30, 2011.

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

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the warrants.  The registration statement was declared effective June 16, 2011 satisfying the obligation contained in the Subscription Agreements.

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

During the three months ended March 31, 2011, we issued Castlerigg 400,000 warrants pursuant to a waiver agreement dated March 10, 2011 allowing the issuance of shares and warrants for the conversion of the AR Note Payable without adjusting the conversion price of there 6.25% Convertible Note.  These warrants contain full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model.

At June 30, 2011, we recorded an aggregate derivative liability of $324,000 related to these warrants and valuation gain of $80,000 for the six months ended June 30, 2011 to reflect the change in value of the aggregate derivative from the time of issue. The aggregate derivative liability of $324,000 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 1.76%, (ii) expected life (in years) of 4.7; (iii) expected volatility of 84.92, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.85.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013. We also issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

Investor warrants totaling 12,499,9810 issued under the Placement Agency Agreement contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model.

At June 30, 2011, we recorded an aggregate derivative liability of $6,625,000 related to these warrants and valuation gain of $4,125,000 for the six months ended June 30, 2011 to reflect the change in value of the aggregate derivative from December 31, 2010. The aggregate derivative liability of $6,625,000 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 1.76%, (ii) expected life (in years) of 4.5; (iii) expected volatility of 86.01%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.85.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2011:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserves	2,174,689	2,174,689	--	--
Total assets measured at fair value	$2,174,689	$2,174,689	$--	$--

Liabilities
Derivative valuation (1)	$9,207,200	$--	$--	$9,207,200
Total liabilities measured at fair value	$9,207,200	$--	$--	$9,207,200

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2010	$(14,759,300)
Total gains or losses (realized and unrealized)
Included in net loss	6,406,200
Valuation adjustment	--
Purchases, issuances, and settlements, net	(854,100)
Transfers to Level 3	--
Balance at June 30, 2011	$(9,207,200)

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

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we sold to the financing institution certain telecommunications equipment to be installed at 1,981 (subsequent additional locations have increased the customer’s network to an aggregate of approximately 2,100 locations) of our customer’s retail locations in exchange for a one time payment of $4,100,670 by the financial institution. We will pay to the financial institution 36 monthly lease payments and at the expiration of the equipment lease will pay the greater of the then in place fair market value of the equipment or 10% of the original purchase price.

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

During the three and six months ended June 30, 2011, we made lease payments totaling approximately $422,096 and $844,191 of which $349,351 and $686,524 was applied toward the outstanding lease with $72,745 and $157,667, respectively, included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 and $25,134 which was included in interest expense for the three and six months ended June 30, 2011, respectively.

During the three and six months ended June 30, 2010, we made lease payments totaling approximately $422,096 and $844,191 of which $303,133 and $595,701 was applied toward the outstanding lease with $118,962 and $248,490, respectively, included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 and $25,134 which was included in interest expense for the three and six months ended June 30, 2010, respectively.

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

During the six months ended June 30, 2011, we acquired 14,571 IDI common share equivalents in exchange for 971 shares of our common stock valued at $903.

Since May 18, 2004, we have acquired an aggregate of 4,070,849 additional common share equivalents IDI. As of June 30, 2011, we owned approximately 55,497,568 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of June 30, 2011 we have advanced an aggregate amount of $2,987,745 pursuant to a promissory note that is secured by assets and technology of IDI.

Note 11 – Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity in order to increase the prominence of other comprehensive income items and to facilitate convergence with IFRS. The Update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (a statement of income and statement of other comprehensive income).  Additionally, adjustments for items reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  This Update should be applied retrospectively. For public entities, the Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the Update is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This will impact how items for Other Comprehensive Income are presented and the Company will plan on following the guidance in the Update as of January 1, 2012.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS. The Amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs.  The Boards of both organizations worked together to ensure fair value has the same meaning and the measurement and disclosures would be the same other than minor differences in wording. The Amendments explain how to measure fair value and do not require any additional fair value measurements. A few of the more significant changes are; 1) Clarification that quantitative information about unobservable inputs categorized as Level 3 should be disclosed, 2) Specification that premiums and discounts should be applied in the absence of Level 1 input if market participants would do so, but that premiums or discounts related to size/quantity should not be considered, and 3) Additional disclosure requirements for fair value measurements categorized as Level 3, an entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level for items not measured at fair value in the statement of financial position, but for which fair value disclosure is required. The amendments in this Update are to be applied prospectively. The Update is effective during interim and annual periods beginning after December 15, 2011.  The Company does not expect this guidance to have a significant impact on its financials since the amount of items disclosed at fair value is minimal, but will ensure the guidance is followed for items disclosed at fair value.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This Update provides clarification to creditors on what is considered a troubled-debt restructuring. This Update applies to all creditors that restructure receivables that fall within the scope of Subtopic 301-40, Receivables – Troubled Debt Restructuring by Creditors.  In evaluating whether it is considered a troubled-debt restructuring a creditor must conclude that both of the following exist: 1) The restructuring constitutes a concession and 2) The debtor is experiencing financial difficulties.  The unit provides clarification on when a concession is granted and also indicates that a debtor may experience financial difficulties, even though the debtor is not currently in payment default. The Amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. An entity should disclose the necessary disclosures delayed in ASU 2011-01 for interim and annual period ending after June 15, 2011. The Company does not expect this guidance to have an impact on its financials since it is not a debt creditor.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update 2010-20. The amendments in this Update delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public-entity creditors and is intended to allow the Board to complete its deliberations on what constitutes a troubled-debt restructuring. The effective date of the disclosures per Update 2010-20 for public-entity creditors will be coordinated with the new proposed Update that is expected to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect this guidance to have an impact on its financials since it is not a debt creditor.

The following updates were issued in 2010 or 2009, but became, or will become effective on or after January 1, 2011, therefore are included below.  Only significant updates that may impact the Company are included herein.

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

In July 2010, the FASB issued ASU No 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This Update requires additional disclosures for financing receivables, excluding short-term trade accounts receivables and or receivables measured at fair value.  The new disclosures are designed to allow a user to better evaluate a company’s credit risk in the portfolio of financing receivables, how the risk is analyzed and in allowing for credit losses and the reason for the changes in the allowance for credit losses.  Some of the additional disclosures required are to provide a rollforward of allowance for credit losses by portfolio segment basis, credit quality of indicators of financing receivables by class of financing receivables, the aging of financing receivables by class of financing receivable, significant purchases and sales of financing receivables by portfolio segment, amongst other requirements.  The amendments in this Update are effective for reporting periods ending on or after December 15, 2010 for disclosures as of the end of the reporting period and disclosures related to activity are effective for reporting periods beginning on or after December 15, 2010 for public entities.  For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. Comparative disclosures for earlier reporting periods are encouraged, but not required.  This guidance does not have a significant impact on its financials since it does not have any finance receivables.  The receivables are short-term trade receivables.

In October 2009, the FASB issued Accounting Standard Update No 2009-14, Software (Topic 985) – Certain Revenue Arrangement that Include Software Elements. This Update affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole.  This Update does not provide guidance on when revenue should be recognized; however, it is likely that vendors affected by this Update will recognize revenue earlier than current practice because of the different revenue guidance, including the ASU 2009-13.  This Update does not affect software revenue arrangements that do not include tangible products and does not affect arrangements with software that includes services if the software is essential to the functionality of the services.  The Update indicates that tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer with in the scope of the software revenue recognition guidance (subtopic 985-605).  The Update provides guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of software revenue recognition.  This Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011).  The Company has adopted this guidance but it is not expected to have a material impact in periods subsequent to adoption, but will evaluate if there are new arrangements entered into that might be impacted.

Note 12 – Supplemental Cash Flow Information

2011

During the six months ended June 30, 2011, we granted options to acquire up to 600,000 shares of our common stock valued at $389,000 to two consultants in consideration of consulting services to be rendered by the consultants over a one year period pursuant to a written consulting agreement. The value of options is being recognized over the contract period and for the six months ended June 30, 2011, $167,566 was included in stock based compensation.

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

In March 2011, we granted to the holder of our senior unsecured convertible note a warrant to acquire 400,000 shares of our common stock at an exercise price of $.05 per share in consideration of a waiver of the holder’s reset provision that allowed us to convert certain short terms loans to equity without causing an adjustment in the conversion price of our senior note.  The warrants have a 5 - year life from the date of grant, contain full-ratchet anti-dilution price protection provisions and were valued $404,000 using a Black Scholes pricing model on the date of grant.

For the six months ended June 30, 2011 an aggregate non-cash expense of $166,668 was recorded for the accretion of the unsecured convertible note.

For the six months ended June 30, 2011, we recognized $749,312 in depreciation and amortization expense from the following: (i) $401,152 related to cost of sales for equipment used directly by or for customers, (ii) $343,084 related to equipment other property and equipment, and (iii) $5,076 for patent amortization.

2010

During the six months ended June 30, 2010, we issued 289,990 shares of our common stock valued in aggregate at $295,768 to three companies and three individuals for consulting services rendered the expense for which is included in our general and administrative expense.

During the six months ended June 30, 2010 we issued 200,000 shares our common stock valued at $216,000 to a corporation for the purchase of a H.264 codec software license to be used in our CodecSys product development. We have included it as an asset on our balance sheet and are amortizing it as part of cost of sales.

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

Note 13 – Subsequent Events

During July 2011 we issued 200,000 restricted stock units to one employee and options to purchase 220,000 shares of our common stock to three additional employees.

We evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that need to be reported.

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

•

factors affecting our common stock as a “penny stock”;

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

Section 27A(b)(1)(C) of the Securities Act of 1933, as amended and Section 21E(b)(1)(C) of the Securities Exchange Act of 1934, as amended state that the safe harbor for forward-looking statements does not apply to statements made by companies that issue penny stock.  Because our common stock is “penny stock,” the safe harbor for forward-looking statements does not apply to us.

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

Executive Overview

The current recession and market conditions have had substantial impacts on global and national economies and the financial markets.  These factors, together with soft credit markets, have slowed business growth and generally made potential funding sources more difficult to access.  We continue to be affected by prevailing economic and market conditions, which present considerable risks and challenges to us.

On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP, Hitachi and Microsoft. Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

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

During 2010, we sold 1,601,666 shares of our common stock to 19 separate investors at a purchase price of $1.00 per share together with a warrant to purchase additional shares of our stock for $1.50 per share. The warrant expires at the end of three years. The net proceeds from the sale of these shares were used for general working capital purposes.  Each of the investors was given the right to adjust their purchase in the event we sold additional equity at a price and on terms different from the terms on which their equity was purchased.  Upon completion of the Equity Financing described below, each of the investors converted their purchase to the terms contained in the Equity Financing.  This resulted in the issuance of an additional 956,659 shares of common stock and the cancellation of 2,295,075 warrants with an exercise price of $1.50 and the issuance of 2,079,222 warrants with an exercise price of $1.00 and an expiration date of five years from the conversion.

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

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the warrants.  The registration statement was declared effective June 16, 2011 satisfying the obligation contained in the Subscription Agreements.

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

The Investor Rights Agreement contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

Results of Operations for the Six Months ended June 30, 2011 and June 30, 2010

Revenues

We generated $4,044,442 in revenue during the six months ended June 30, 2011.  During the same six-month period in 2010, we generated revenue of $3,474,307.  The increase in revenue of $570,135 or 16% was due primarily to increase of additional locations and increased service revenue for our major customer and its digital signage contract. Our major customer accounted for approximately 91% and 89% of our revenues for the six months ending June 30, 2011and 2010, respectively. Revenues from our other customers were basically unchanged.  The addition of our new digital signage customer has materially affected our results of operations, financial condition and liquidity.

Cost of Revenues

Cost of revenues increased by approximately $306,330 to $2,896,092 for the six months ended June 30, 2011 from $2,589,762 for the six months ended June 30, 2010. The gross margin from operations increased $263,784 from a gross margin of $884,545 in the six months ended June 30, 2010 to a gross margin of $1,148,329 for the six months ended June 30, 2011. The increase was due primarily to the increase in business primarily related expansion of the digital signage contract, which accounted for almost all of the increase of $306,330 in the direct costs related to installations and an increase in the general operations department costs of $47,092, due to the increase in installation activity.  These increases in costs were partially offset by a decrease of $61,695 in satellite distribution costs, which reflected the change by a client from satellite distribution to internet streaming distribution of its content.

Expenses

General and administrative expenses for the six months ended June 30, 2011 were $3,844,700 compared to $2,379,061 for the six months ended June 30, 2010. The increase of approximately $1,465,639 resulted from increases totaling $1,162,755 in granted option and warrant expenses primarily related to grant of restricted stock options for officers and directors, an increase of $279,302 in employee and temporary help expenses related to increases in installation and operational activity, an increase of $122,945 in travel and related expenses, as well as other general operating expenses such as legal fees incurred for filing of our registration statement.  The total increase in administrative expenses was partially offset by a decrease of $168,975 in consulting expenses and a decrease of $60,000 in finance fees expense.  Research and development in process decreased by $278,666 for the six months ended June 30, 2011 to $1,223,399 from $1,502,065 for the six months ended June 30, 2010. The decrease resulted primarily from a decrease of $306,273 in employee related expenses when compared to such expenses incurred in 2010. The continued high level of development expenditures is the result of the CodecSys development plan and is expected to continue in the foreseeable future as the product is refined for commercial deployment and adapted for use on additional hardware platforms.  Sales and marketing expenses increased $280,676 to $422,945 for the six months ending June 30, 2011 from $142,269 for the six months ending June 30, 2010.  The increase reflects an increased employee related expense of $148,937 and an increase in conventions and related travel expenses of $94,571.

Interest Expense

For the six months ended June 30, 2011, we incurred interest expense of $569,878 compared to interest expense for the six months ended June 30, 2010 of $3,848,704.  The decrease of $3,278,826 resulted primarily from the Company restructuring and reducing the amount of indebtedness related to our senior convertible note from approximately $17,500,000 to $5,500,000.

Net Loss

We realized a net loss for the six months ended June 30, 2011 of $304,641 compared with a net loss for the six months ended June 30, 2010 of $6,124,691. During the same six month period, gross margin increased by $263,784 even though operating expenses increased by $1,430,798 as explained above, which resulted in an increased loss from operating activities of $1,167,074. The increased loss from operating activities was offset by an increase of $5,121,107 related to our derivative valuation gain calculation and the decrease in interest expense of $3,278,826, as explained above.

Results of Operations for the Three Months ended June 30, 2011 and June 30, 2010

Revenues

The Company generated $2,357,157 in revenue during the three months ended June 30, 2011.  During the same three-month period in 2010, the Company generated revenue of $1,687,240.  The increase in revenue of $669,917 or approximately 40% was due primarily to revenues recognized from network installation activities for our largest customer.  The revenue generated for this customer aggregated $2,201,952 in this year and $1,480,665 for the three months ended June 30, 2010.  The increase of revenues from this customer was partially offset by a decrease of $70,906 in revenues from transponder fees for one client that changed from a satellite distribution platform to an Internet delivery platform.

Our largest customer accounted for approximately 93% of our revenues for the three months ended June 30, 2011 compared to 84% of our revenues for the three months ended June 30, 2010.  Any material reduction in revenues generated from our largest customer could harm the Company’s results of operations, financial condition and liquidity.

Cost of Revenues

Costs of revenues increased by $303,836 to $1,620,555 for the three months ended June 30, 2011, from $1,316,719 for the three months ended June 30, 2010.  The increase was primarily due to continued installation of equipment and operations of our largest customer’s digital signage network.  In addition, the cost of the operations department increased by $46,227, which was primarily the result of our increased activity for our digital signage customer.

Expenses

General and administrative expenses for the three months ended June 30, 2011 were $1,236,328 compared to $1,168,087 for the three months ended June 30, 2010.  The increase of $68,241 resulted primarily from an increase in employee and temporary help expenses of $175,135 and an increase of $59,324 in travel and related expenses, partially offset by a decrease of $161,801 in consulting expenses and a decrease of $34,929 in bad debt expenses.  Research and development in process decreased by $140,302 for the three months ended June 30, 2011 to $625,628 from $765,930 for the three months ended June 30, 2010, which resulted primarily from a decrease of $125,304 in employee related costs and a decrease of $86,601 in consulting fees partially offset by an increase of $74,717 in expenses for tradeshows and related travel.  Sales and marketing expenses increased by $203,190, which increase was composed mainly of increases of $111,270 in employee related expenses and $50,782 in tradeshow and related travel expenses.

Interest Expense

For the three months ended June 30, 2011, the Company incurred interest expense of $188,689 compared to interest expense for the three months ended June 30, 2010 of $2,133,679.  The decrease of $1,944,990 resulted primarily from the restructuring of our senior convertible note and the reduction of our indebtedness from approximately $17,500,000 to $5,500,000.

Net Income

The Company realized net income for the three months ending June 30, 2011 of $442,324 compared with a net loss for the three months ended June 30, 2010 of $3,223,960. The decrease in net loss of $3,666,284 was primarily the result of the difference in the calculation of our derivative valuation of $1,419,807, the decrease in interest expense of $1,944,990 and the decrease in our loss from operations of $259,959 as explained above.

Liquidity and Capital Resources

At June 30, 2011, we had cash of $2,174,689, total current assets of $3,500,533, total current liabilities of $12,371,894 and total stockholders' deficit of $12,838,201.  Included in current liabilities is $9,207,200 relating to the value of the embedded derivatives for our senior convertible note and our unsecured convertible note.

We experienced negative cash flow used in operations during the six months ended June 30, 2011 of $2,879,361 compared to negative cash flow used in operations for the six months June 30, 2010 of $1,019,861. Of the $2,879,361 of cash used for operations in the six months ended June 30, 2011, only $693,206, or $231,069 per month, was used in the three months ended June 30, 2011.  The negative cash flow was sustained by cash reserves from the equity offering completed in December, 2010.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

On December 24, 2010, we also closed on the Debt Restructuring.  In connection therewith, we (i) issued the Amended and Restated Note in the principal amount of $5.5 million to Castlerigg, (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into a Letter Agreement with Castlerigg dated December 23, 2010 pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the Loan Restructuring Agreement, and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.

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

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg, including the right to include 2,500,000 of its shares in the registration statement filed.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions are not satisfied.  The registration statement was declared effective June 16, 2011 and therefor all of the registration deadlines were satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

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

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  The registration statement was filed, and was declared effective on June 16, 2011.  During March 2010 through October 2010, we raised approximately $2,485,000 through the sale of common stock and the issuance of convertible notes to purchasers at an investment or conversion price of $1.00 per share. The financing included the sale of 1,535,000 shares of our common stock and the issuance of convertible notes in the aggregate principal amount of $950,000. We also issued to these purchasers warrants to acquire shares of our common stock at an exercise price of $1.50 per share, which are exercisable anytime during a three year period.  At the time of these sales, we agreed to certain price protection provisions whereby if we were to sell equity at a price lower than $1.00 per share before December 31, 2010, the purchasers would be able to elect to exchange and receive equity on the same financial terms and conditions as the new investors.

All holders of the convertible notes converted the notes and aggregate accrued interest of $10,075 into 960,075 shares of our common stock at a conversion price of $1.00 per share.  In addition, the holders received warrants to acquire up to 960,075 shares our common stock at an exercise price of $1.50 per share.  The shares issued upon conversion of the notes, together with the 1,535,000 shares previously issued to the purchasers of the common stock, total 2,495,075 shares of our common stock.  In addition, warrants to purchase an aggregate of 2,495,075 shares at an exercise price of $1.50 were held by the purchasers in this financing.  The warrants could be exercised any time for a period of three years.

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

During 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $675,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for an advance payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $175,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

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

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We have used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note has been restructured as described herein.  During 2010, we capitalized interest of $1,491,161 related to the senior secured convertible note.

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

•

enter into or effect any dilutive issuance (as defined in the Amended and Restated Note) if the effect of such dilutive issuance is to cause us to be required to issue upon conversion of any note or exercise of any warrant any shares of common stock in excess of that number of shares of common stock which we may issue upon conversion of the note and exercise of the warrants without breaching our obligations under the rules or regulations of the principal market or any applicable eligible market;

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

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $350,000 per month during the six months ended June 30, 2011, although the operating expenses only exceeded our monthly net sales by approximately $231,000 per month in the three months ended June 30, 2011.  The net proceeds from the Equity Financing after the payment of debt to the senior note holder, commissions, expenses of the offering, and payment of past due accounts payable is approximately $5,500,000.  At our current rate of expenditures, including debt service, over expected revenues, we would have sufficient capital to maintain operations at their current level through the end of 2011.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including sales resulting from marketing efforts by companies such as IBM, HP, Hitachi  and Microsoft.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of June 30, 2011, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we noted significant deficiencies related to the timely recording and issuance of 100,000 stock options to a vendor. We also noted that a copy of the draft minutes of the Board of Directors meeting held on May 11, 2011 were not provided to the auditors before the first quarter 10Q was filed on May 13, 2011 . As a result, the issuance of options and restricted stock units to employees under our approved equity incentive plans was not included in the Subsequent Events footnote of our Form 10Q for the period ending March 31, 2011. With the exception of the aforementioned items above, a s of June 30, 2011, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

To remedy the aforementioned deficiencies, the Company implemented a restricted-access virtual data room that includes an equity issuance tracking system as well as a listing of all Board and Committee agendas and minutes.  Access has been provided to the appropriate employees, Directors and the outside auditors.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2011.

Part II – Other Information

Item 1.

  Legal Proceedings

The Company is a defendant in one lawsuit, the total amount in dispute is approximately $105,000. To the knowledge of management, no other litigation has been filed or threatened.

Item 1A. Risk Factors

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2010.

Item 2.

  Unregistered Sales of Equity Securities and Use of Proceeds

In February, 2011, we granted options to acquire up to 100,000 shares of our common stock to a consultant in consideration of consulting services to be rendered by the consultant over a one year period pursuant to a written consulting agreement.  The options are exercisable at $1.15 per share and have a three year life.  The consultant is an accredited investor and was fully informed regarding his investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

In May, 2011, we granted 100,000 Restricted Stock Units to a new member of the Board of Directors as part of the director’s initial compensation package. The Restricted Stock Units are settled at the time the director ceases to be a director by the issuance of 100,000 shares of common stock.  The director is an accredited investor and was fully informed regarding the investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

During April and May, 2011, pursuant to our 2008 Equity Incentive Plan we granted options to purchase 426,700 shares of our common stock to 31 of our employees.  The options are exercisable at weighted average price of $.99 per share, have a 10 year life, and vest ratably over a three year period. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In June, 2011, pursuant to our 2008 Equity Incentive Plan we granted options to purchase 8,700 shares of our common stock to 15 of our third party service providers.  The options are exercisable at $.95 per share and have a 3 year life. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In May, 2011, we issued a total of 971 shares of our common stock to one individual in exchange for 14,571 shares of the common stock of our controlled subsidiary, Interactive Devices, Inc.  There were no proceeds from the transaction.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2).

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

Date: August 11, 2011

/s/ Rodney M. Tiede

By:  Rodney M. Tiede

Its:  President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2011

/s/ James E. Solomon

By:  James E. Solomon

Its: Chief Financial Officer (Principal Financial and Accounting Officer)