Form 10-Q
period 2011-09-30
BROADCAST INTERNATIONAL INC
filed 2011-11-14
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2011
Common Stock, $.05 par value	75,975,656 shares

Broadcast International, Inc.
Form 10-Q

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	September 30, 2011
		(Unaudited)
ASSETS:
Current Assets
Cash and cash equivalents	$6,129,632	$414,472
Trade accounts receivable, net	1,125,055	1,192,248
Inventory	52,175	106,574
Prepaid expenses	190,877	238,043
Total current assets	7,497,739	1,951,337
Property and equipment, net	2,419,891	1,732,177
Other Assets, non current
Patents, net	167,410	159,797
Deposits and other assets	624,598	476,156
Total other assets, non current	792,008	635,953

Total assets	$10,709,638	$4,319,467

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$1,552,006	$1,073,967
Payroll and related expenses	341,255	433,169
Other accrued expenses	381,015	78,526
Unearned revenue	139,437	35,808
Current notes payable	775,000	171,875
Other current obligations	1,426,834	1,443,044
Derivative valuation	14,759,300	3,095,900
Total current liabilities	19,374,847	6,332,289
Long-term Liabilities
Long-term portion of notes payable (net of discount of $992,832 and $742,830, respectively	6,187,984	6,266,111
Other long-term obligations	1,067,649	--
Total long-term liabilities	7,255,633	6,266,111
Total liabilities	26,630,480	12,598,400
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 74,078,153 and 75,949,016 shares issued as of December 31, 2010 and September 30, 2011, respectively	3,703,908	3,797,451
Additional paid-in capital	92,867,561	96,686,414
Accumulated deficit	(112,492,311)	(108,762,798)
Total stockholders’ deficit	(15,920,842)	(8,278,933)

Total liabilities and stockholders’ deficit	$10,709,638	$4,319,467

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2011	2010	2011

Net sales	$1,885,600	$2,277,074	$5,359,907	$6,321,495
Cost of sales	1,257,954	1,518,310	3,847,716	4,414,402
Gross profit	627,646	758,764	1,512,191	1,907,093

Operating expenses:
Administrative and general	801,351	1,280,183	3,180,412	5,124,883
Selling and marketing	55,007	401,826	197,276	824,771
Research and development	588,147	570,197	2,090,212	1,793,596
Depreciation and amortization	190,846	169,592	575,856	517,751
Total operating expenses	1,635,351	2,421,798	6,043,756	8,261,001
Total operating loss	(1,007,705)	(1,663,034)	(4,531,565)	(6,353,908)

Other income (expense):
Interest income	--	338	3,295	2,324
Interest expense	(3,531,090)	(176,047)	(7,379,794)	(745,925)
Gain (loss) on derivative valuation	(1,044,993)	5,851,300	240,100	12,257,500
Equity issuance costs related to warrants	--	--	--	(476,234)
Loss on extinguishment of debt	--	16,000	--	(954,033)
Loss on sale of securities	--	--	(49,264)	--
Loss on sale of assets	--	--	--	(362)
Other income (expense), net	59,121	5,597	67,870	151
Total other income (expense)	(4,516,962)	5,697,188	(7,117,793)	10,083,421

Profit (loss) before income taxes	(5,524,667)	4,034,154	(11,649,358)	3,729,513
Provision for income taxes	--	--	--	--
Net profit (loss)	$(5,524,667)	$4,034,154	$(11,649,358)	$3,729,513

Net profit (loss) per share – basic	$(0.13)	$0.05	$(0.28)	$0.05
Net profit (loss) per share – diluted	$(0.13)	$0.05	$(0.28)	$0.05

Weighted average shares – basic	43,098,800	75,229,254	41,402,000	75,240,313
Weighted average shares –diluted	43,098,800	78,414,453	41,402,000	77,970,216

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2010	2011
Cash flows from operating activities:
Net income (loss)	$(11,649,358)	$3,729,513
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,179,380	1,117,703
Common stock issued for services	399,466	--
Common stock issued for interest	--	19,634
Common stock issued for research and development	4,024	903
Non-cash interest upon conversion of convertible notes	802,190	--
Accretion of discount on convertible notes payable	3,251,360	250,002
Capitalized interest on convertible note	1,131,836	--
Stock based compensation	879,570	2,072,993
Loss on sale of assets	--	362
Loss on extinguishment of Debt	--	954,033
Gain on derivative liability valuation	(240,100)	(12,257,500)
Loss on sale of securities available for sale	49,264	--
Warrants issued for interest	--	157,400
Warrants issued for debt extinguishment costs	--	404,000
Allowance for doubtful accounts	(38,904)	1,414
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	279,020	(68,607)
Decrease (increase) in inventories	42,295	(54,399)
Decrease in debt offering costs	1,648,620	--
Decrease in prepaid and other assets	20,393	126,704
Increase (decrease) in accounts payable and accrued expenses	259,419	(485,735)
Decrease in deferred revenues	(10,909)	(103,629)

Net cash used in operating activities	(1,992,434)	(4,135,209)

Cash flows from investing activities:
Purchase of equipment	(190,173)	(422,978)
Proceeds from the sale of auction rate preferred securities	225,000	--
Proceeds from the sale of assets	--	240

Net cash provided by investing activities	34,827	(422,738)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,335,000	--
Proceeds from the exercise of options and warrants	--	18,304
Principal payments on debt	(1,304,658)	(1,151,439)
Equity issuance costs	--	(24,078)
Proceeds from notes payable	1,975,000	--

Net cash provided (used) by financing activities	2,005,342	(1,157,213)

Net increase (decrease) in cash and cash equivalents	47,735	(5,715,160)
Cash and cash equivalents, beginning of period	263,492	6,129,632

Cash and cash equivalents, end of period	$311,227	$414,472

Supplemental disclosure of cash flow information:
Interest paid	$369,591	$244,966
Income taxes paid	$--	$--
See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2011

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2010 and September 30, 2011 and the results of operations for the three and nine months ended September 30, 2010 and 2011, respectively, with the cash flows for each of the nine month periods ended September 30, 2010 and 2011, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2011 and 2010:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Numerator
Net income (loss)	$(5,524,667)	$4,034,154	$(11,649,358)	$3,729,513
Denominator
Basic weighted average shares outstanding	43,098,800	75,844,526	41,402,000	75,240,313
Effect of dilutive securities:
Stock options and warrants	--	19,927	--	179,903
Restricted stock units	--	2,550,000	--	2,550,000
Diluted weighted average shares outstanding	43,098,800	78,414,453	41,402,000	77,970,216

Net income (loss) per common share
Basic	$(0.13)	$0.05	$(0.28)	$0.05
Diluted	$(0.13)	$0.05	$(0.28)	$0.05

Potentially dilutive securities representing 25,193,934 and 24,723,934 shares of common stock were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2011, respectively, because their effect would have been anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at September 30, 2011 was 2,024,400.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 1,165,000 at September 30, 2011.

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

The fair values for the options granted for the nine months ended September 30, 2011 and 2010 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Risk free interest rate	1.96%	3.14%
Expected life (in years)	6.28	7.5
Expected volatility	81.03%	80.71%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the nine months ended September 30, 2011 and 2010 was $0.63 and $0.80, respectively.

Warrants

We estimate the fair value of issued warrants on the date of issuance as determined using a Black-Scholes pricing model. We amortize the fair value of issued warrants using a vesting schedule based on the terms and conditions of each associated underlying contract, as earned. The Black-Scholes valuation model requires various judgmental assumptions including the estimated volatility, risk-free interest rate and warrant expected exercise term.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond on the date the warrant was issued with a maturity equal to the expected term of the warrant.

The fair values for the warrants issued for the nine months ended September 30, 2011 and 2010 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Risk free interest rate	2.04%	1.34%
Expected life (in years)	5.00	2.98
Expected volatility	85.82%	88.65%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the nine months ended September 30, 2011 and 2010 was $0.79 and $0.53, respectively.

Results of operations for the nine months ended September 30, 2011 and 2010 includes $2,072,993 and $879,570, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $2,072,993 non-cash stock-based compensation expense for the nine months ended September 30, 2011 are (i) $1,544,000 for 1,400,000 restricted stock units issued to all 5 members of the board of directors, (ii) $124,000 for 200,000 restricted stock units issued to one employee, (iii) $263,572 for 600,000 options issued to one individual and one corporation for consulting services, (iv) $51,207 for 874,200 options granted to 38 employees, (v) $4,263 for 8,700 options granted to 15 of our non-employee installation technicians and (vi) $85,951 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.

Included in the $879,571 non-cash stock-based compensation expense for the nine months ended September 30, 2010 is (i) $80,000 for 100,000 options granted to one member of the board of directors, (ii) $93,000 for 150,000 warrants issued to three new members of our advisory board, (iii) $44,450 for 460,000 warrants issued to five individuals and two corporations for consulting services, (iv) $568,121 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2010 and (v) $94,000 for 100,000 restricted stock units issued to a member of the board of directors. Additionally, we issued (i) 183,824 warrants to a former member of the board of directors in exchange for the return and cancellation of 125,000 shares of our common stock, (ii) 2,295,075 warrants to investors of our Private Placement Memorandum Offering and (iii) 3,333,333 warrants with the July 2010 amendment to our 6.25% senior secured convertible note.

The impact on our results of operations for recording stock-based compensation for the three and nine months ended September 30, 2011 and 2010 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2011	2010	2011
General and administrative	$96,973	$234,185	$616,001	$1,915,969
Research and development	87,593	51,934	263,570	157,024

Total	$184,566	$286,119	$879,571	$2,072,993

Due to unexercised options and warrants outstanding at September 30, 2011, we will recognize an additional aggregate total of $692,344 of compensation expense over the next four years based upon option and warrant award vesting parameters as shown below:

2011	$174,037
2012	257,857
2013	178,090
2014	82,360
Total	$692,344

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2011.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	20,442,170	$1.13
Options granted	1,482,900	0.93
Warrants issued	1,275,334	0.68
Expired	(201,254)	3.47
Forfeited	(2,319,981)	1.25
Exercised	(455,098)	0.08

Outstanding at September 30, 2011	20,224,071	$1.10

The following table summarizes information about stock options and warrants outstanding at September 30, 2011.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.05-0.95	1,901,336	5.12	$0.78	1,273,836	$0.71
1.06-6.25	18,321,135	4.25	1.13	17,916,991	1.13
9.50-11.50	1,600	0.42	10.50	1,600	10.50
$0.05-11.50	20,224,071	4.33	$1.10	19,192,427	$1.10

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the nine months ended September 30, 2011 and 2010, 1,600,000 and 100,000 restricted stock units were awarded, respectively. During the nine months ended September 30, 2010, 35,000 restricted stock units were settled by two individuals through the issuance of 35,000 shares of our common stock.

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2011.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	950,000	$1.63
Awarded at fair value	1,600,000	1.04
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at September 30, 2011	2,550,000	$1.25
Vested at September 30, 2011	2,550,000	$1.25

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At September 30, 2011 and December 31, 2010, we had bank balances of $104,367 and $5,879,632, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $1,192,248 and $1,125,055 net accounts receivable for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, were (i) $1,150,276 and $1,031,795 for billed trade receivables, respectively; (ii) $86,716 and $143,542 of unbilled trade receivables (iii) $56 and $208 for employee travel advances and other receivables, respectively; less (iv) ($44,800) and ($50,490) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2011, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 and $7,613 for the three and nine months ended September 30, 2011, respectively. Amortization expense recognized on all patents totaled $2,591 and $7,466 for the three and nine months and ended September 30, 2010, respectively.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $570,197 and $1,793,596 of research and development costs for the three and nine months ended September 30, 2011, respectively. We expensed $588,147 and $2,090,212 of research and development costs for the three and nine months ended September 30, 2010, respectively.

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

For the nine months ended September 30, 2011 and 2010, we had one customer that individually constituted 91% and 87%, respectively of our total revenues.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the nine months ended September 30, 2011 and year ended December 31, 2010 was as follows:

	December 31, 2010	September 30, 2011

Amended and Restated Senior 6.25% Convertible Note	$6,180,816	$6,180,816
Unsecured Convertible Note	7,168	257,170
Pledged A/R Note Payable	675,000	--
Short Term Note Payable	100,000	--
Total	6,962,984	6,437,986
Less Current Portion	(775,000)	(171,875)
Total Long-term	$6,187,984	$6,266,111

Amended and Restated Senior 6.25% Convertible Note

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

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of $350,434 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

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

As of September 30, 2011 and 2010, we recorded an aggregate derivative liability of $203,700 and $1,000,500 respectively, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the Original Note.  A derivative valuation gain of $2,403,700 and loss of $235,200 was recorded during the nine months ended September 30, 2011 and 2010, to reflect the change in value of the aggregate derivative liability since December 31, 2010 and 2009, respectively. The aggregate derivative liability of $203,700 for the Amended and Restated Note conversion feature was calculated at September 30, 2011 using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.25%, (ii) expected life (in years) of 2.2; (iii) expected volatility of 68.80% for the conversion feature, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.45.

During the nine months ended September 30, 2010, the principal value of the 6.25% senior secured convertible note was increased by $1,131,836 to $17,528,086 (convertible into 9,737,826 common shares), for interest capitalized rather than making a payment in cash.

The original principal value of the note was being accreted over the term of the obligation, for which $1,047,825 and $3,143,475 was included in interest expense for the three and nine months ended September 30, 2010. The note now bears a 6.25% annual interest rate payable quarterly and for the nine months ended September 30, 2010, $27,388 was accrued and included as interest expense.  For the nine months ended September 30, 2010, $1,106,217 ($1,131,836 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest.

The $6,180,816 value of the note at September 30, 2011 consists of $5,500,000 for the principal due of the note plus $1,031,250 for aggregate future interest less $350,434 for interest withheld at closing for interest due from the initial date of the debt restructuring transaction until December 31, 2011.

Unsecured Convertible Note

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated as of September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into, on or prior to October 30, 2006, a convertible note securities agreement.  It was intended that the funding provided by Triage be replaced by a convertible note and accompanying warrants, as described below.  Effective November 2, 2006, we entered into securities a purchase agreement, a 5% convertible note, a registration rights agreement, and four classes of warrants to purchase our common stock, all of which were with an individual note holder, the controlling owner of Triage, who caused our agreement with Triage to be assigned to him, which satisfied our agreement with Triage.

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

On December 23, 2009 we entered into an amendment with the holder of this unsecured convertible note, which (i) extended the note maturity date to December 22, 2010 and (ii) increased the annual rate of interest from 5% to 8% commencing October 16, 2009. All other terms and conditions of the note remained unchanged.

On December 24, 2010 we closed on a Debt Restructuring as mentioned above. In connection with that Debt Restructuring the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

During March 2011, we issued 135,369 shares of common stock to the holder of our unsecured convertible note in satisfaction of $81,221 of accrued interest on the unsecured convertible note.  Also in connection with the satisfaction of the accrued interest we granted to the holder a warrant to acquire up to 221,758 additional shares of our common stock at an exercise price of $0.96 per share.  The warrant is exercisable at any time for a five-year period. For the nine months ended September 30, 2011, the $157,400 value of the warrant was included in interest expense.

At September 30, 2011 and 2010 we recorded an aggregate derivative liability of $256,700 and $2,800, respectively, related to the conversion feature of the note. A derivative valuation gain of $1,145,200 and $197,200, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and December 31, 2009, respectively.  The aggregate derivative liability of $256,700 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.25%, (ii) expected life (in years) of 2.3; (iii) expected volatility of 73.43%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.45.

In connection with the amendment mentioned above, the principal value of the note will be accreted due to the difference in the value of the conversion feature before and after the amendment.  The accretion for the three and nine months ended September 30, 2011, was $83,334 and $250,002, respectively and was included in interest expense. The note currently bears an 8% annual interest rate payable semi-annually, and for each of the three and nine month periods ended September 30, 2011 and 2010, $20,000 and $60,000, respectively was included in interest expense.

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

At September 30, 2011 we recorded an aggregate derivative liability of $135,500 related to the warrant reset provision. A derivative valuation gain of $314,600 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $135,500 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.83%, (ii) expected life (in years) of 4.5; (iii) expected volatility of 81.42%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.45.

Short Term Note Payable

During the three months ended March 31, 2011 we remitted $100,000 of the principal balance and accrued interest of $8,360 to a company pursuant to a short term note. The note had originated in June 2010 and bore an annual interest rate of 12%. Of the $8,360 of interest paid, $2,327 was related to and included in interest expense for the nine months ended September 30, 2011.

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

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down debt and the remainder is being used for working capital.

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

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of $350,434 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

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

During the three months ended March 31, 2011, we issued Castlerigg 400,000 warrants pursuant to a waiver agreement dated March 10, 2011 allowing the issuance of shares and warrants for the conversion of the AR Note Payable without adjusting the conversion price of the Amended and Restated Senior 6.25% Convertible Note.  These warrants contain full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. During the three and nine months ended September 30, 2011 the warrant holder exercised these warrants using a cashless provision resulting in the company issuing 372,272 shares of our common stock. A valuation gain of $144,000 was recorded to reflect the change in value of the aggregate derivative from the time of issue to the date of conversion.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013. We also issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

Investor warrants totaling 12,499,980 issued under the Placement Agency Agreement contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model.

At September 30, 2011, we recorded an aggregate derivative liability of $2,500,000 related to these warrants and valuation gain of $8,250,000 for the nine months ended September 30, 2011 to reflect the change in value of the aggregate derivative from December 31, 2010. The aggregate derivative liability of $2,500,000 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.83%, (ii) expected life (in years) of 4.2; (iii) expected volatility of 81.51%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.45.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2011:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserves	$414,472	$414,472	$--	$--
Total assets measured at fair value	$414,472	$414,472	$--	$--

Liabilities
Derivative valuation (1)	$3,095,900	$--	$--	$3,095,900
Total liabilities measured at fair value	$3,095,900	$--	$--	$3,095,900

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2010	$(14,759,300)
Total gains or losses (realized and unrealized)
Included in net loss	12,257,500
Valuation adjustment	--
Purchases, issuances, and settlements, net	(594,100)
Transfers to Level 3	--
Balance at September 30, 2011	$(3,095,900)

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

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease. We received a waiver from our 6.25% convertible note holder releasing its security interest in the equipment purchased under our sale lease back financing. See Note 6.

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

During the three and nine months ended September 30, 2011, we made lease payments totaling approximately $422,096 and $1,266,287 of which $361,966 and $1,048,491 was applied toward the outstanding lease with $60,130 and $217,796, respectively, included in interest expense.

During the three and nine months ended September 30, 2010, we made lease payments totaling approximately $422,096 and $1,266,287 of which $314,080 and $909,781 was applied toward the outstanding lease with $108,016 and $356,506, respectively, included in interest expense.

Additionally, we recognized amortization of the lease acquisition fee of $12,567 and $37,701 which was included in interest expense for the three and nine months ended September 30, 2011 and 2010, respectively.

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

During the nine months ended September 30, 2011, we acquired 14,571 IDI common share equivalents in exchange for 971 shares of our common stock valued at $903.

Since May 18, 2004, we have acquired an aggregate of 4,070,849 additional common share equivalents IDI. As of September 30, 2011, we owned approximately 55,497,568 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of September 30, 2011 we have advanced an aggregate amount of $3,057,605 pursuant to a promissory note that is secured by assets and technology of IDI.

Note 11 – Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350)- Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. This Update now allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step process of (1) comparing the fair value of the reporting unit to its carrying value and (2) test to measure the amount of the impairment loss if the fair value is less than the carrying value.  The more likely than not threshold is defined as having a likelihood of more than 50%.  The option to first assess qualitative factors can be bypassed and an entity can proceed directly to performing the first step of the two-step goodwill impairment test. Some examples of circumstances to consider are 1) macroeconomic conditions, 2) industry and market conditions, 3) cost factors that have a negative impact on earnings, 4) overall financial performance such as negative or declining cash flows 5) other relevant entity specific events and 6) sustained decrease in stock price. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if the financial statements have not been issued.  The Company will evaluate whether or not it will utilize the qualitative assessment option prior to performing the first goodwill impairment test in 2012 and will also determine if it wants to adopt the Update early and utilize the option for its goodwill impairment test.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity in order to increase the prominence of other comprehensive income items and to facilitate convergence with IFRS. The Update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (a statement of income and statement of other comprehensive income).  Additionally, adjustments for items reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  This Update should be applied retrospectively. For public entities, the Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the Update is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This will impact how items for Other Comprehensive Income are presented and the Company will plan on following the guidance in the Update as of January 1, 2012.

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

The following update was issued in 2010 and became effective on or after January 1, 2011.  Only significant updates that may impact the Company are included herein.

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

Note 12 – Supplemental Cash Flow Information

2011

During the nine months ended September 30, 2011, we granted options to acquire up to 600,000 shares of our common stock valued at $389,000 to two consultants in consideration of consulting services to be rendered by the consultants over a one year period pursuant to a written consulting agreement. The value of options is being recognized over the contract period and for the nine months ended September 30, 2011, $263,572 was included in stock based compensation.

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

In March 2011, we granted to the holder of our senior unsecured convertible note a warrant to acquire 400,000 shares of our common stock at an exercise price of $.05 per share in consideration of a waiver of the holder’s reset provision that allowed us to convert certain short terms loans to equity without causing an adjustment in the conversion price of our senior note.  The warrants had a 5 - year life from the date of grant, contained full-ratchet anti-dilution price protection provisions and were valued $404,000 using a Black Scholes pricing model on the date of grant. During the three and nine months ended September 30, 2011 the warrant holder exercised these warrants using a cashless provision resulting in the company issuing 372,272 shares of our common stock.

For the nine months ended September 30, 2011 an aggregate non-cash expense of $250,002 was recorded for the accretion of the unsecured convertible note.

For the nine months ended September 30, 2011, we recognized $1,117,703 in depreciation and amortization expense from the following: (i) $599,952 related to cost of sales for equipment used directly by or for customers, (ii) $510,138 related to other property and equipment, and (iii) $7,613 for patent amortization.

2010

During the nine months ended September 30, 2010, we issued 406,927 shares of our common stock valued in aggregate at $399,466 to three companies and three individuals for consulting services rendered, the expense of which is included in our general and administrative expense.

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

For the nine months ended September 30, 2010, we recognized $1,179,380 in depreciation and amortization expense from the following: (i) $603,524 related to cost of sales for equipment used directly by or for customers, (ii) $568,390 related to other property and equipment, and (iii) $7,466 for patent amortization.

During the nine months ended September 30, 2010, the conversion to common stock of all of our unsecured 3% convertible notes and the conversion of $50,000 to common stock of our unsecured short term notes resulted in an $802,190 extinguishment of debt primarily due to unrealized note discounts and accrued interest.

Note 13 – Subsequent Events

During October 2011 we issued 26,640 shares of our common stock to one individual in exchange for 399,601 Interact Device Inc. (IDI) share equivalents.

During October 2011 we issued an aggregate of 77,500 options to one member of our Advisory Board and two employees.

During October and November 2011 we entered into an Equipment Sales Agreement under the terms of which a company purchased installation services and equipment to be installed, used and sold to our customers.  The company granted us ninety (90) day terms, which should allow us time to install the equipment, bill our customers, and receive payment to satisfy the outstanding payable to the financing company.  This accommodation will increase the cost of our equipment by approximately 10% if it is paid on time.  The total amount of equipment funding aggregated to $700,000.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010:

•	dependence on commercialization of our CodecSys technology;

•	our need and ability to raise sufficient additional capital;

•	uncertainty about our ability to repay our outstanding convertible notes;

•	our continued losses;

•	delays in adoption of our CodecSys technoloty;

•	concerns of OEMs and customers relating to our financial uncertainty;

•	restrictions contained in our outstanding convertible notes;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	dependence on significant customers;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	factors affecting our common stock as a “penny stock”;

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

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

On July 1, 2010, we released CodecSys 2.0, which has been installed in over 30 large telecoms and labs for evaluation by potential customers.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP, Fujitsu and Microsoft. In September 2011, we entered into a sales agreement with a small cable company in Mexico for the installation of our CodecSys software running on a Fujitsu hardware platform.  The sale included a three year license of CodecSys with license fees payable monthly.  The initial installation includes 20 standard definition channels with potential for expansion.  The installation has been made and will be on line in November 2011.  This represents the first of our installations of CodecSys in an operating environment.  Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with a Fortune 10 financial institution customer to provide technology and digital signage services to approximately 2,100 of the customer’s more than 6,000 retail and administrative locations throughout North America.  The customer is expanding its network to additional retail and administrative locations.  In addition, the customer selected us to be its vendor for certain additional audio visual services.  A factor in securing this contract was the benefits of the CodecSys technology delivering our services to be utilized in our services.

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

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down debt and the remainder is being used for working capital.

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

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of $350,434 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

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

Results of Operations for the Nine Months ended September 30, 2011 and September 30, 2010

Revenues

We generated $6,321,495 in revenue during the nine months ended September 30, 2011.  During the same nine-month period in 2010, we generated revenue of $5,359,907.  The increase in revenue of $961,588 was due primarily to continued increases in revenue from our digital signage contract with our largest customer, a financial services company, which accounted for approximately 91% of our revenues for the nine months ending September 30, 2011. License fees decreased by $354,571, but system sales and installation revenues increased by $1,417,355 in the nine months ended September 30, 2011, almost all of which increase was due to our major digital signage customer.  Satellite transmission fees decreased by $114,621, which resulted primarily from changing the delivery platform of one customer from a satellite delivered service to delivering its content via the Internet.

Sales revenues from our largest customer accounted for approximately 91% and 87% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. Revenues from all of our customers, except our largest customer, decreased by $156,030 in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Cost of Revenues

Cost of revenues increased by approximately $566,686 to $4,414,402 for the nine months ended September 30, 2011 from $3,847,716 for the nine months ended September 30, 2010.  Costs of equipment and installation services increased by $579,761 primarily due to the installation of new equipment used in the continued expansion of our largest customer’s digital signage network.  Installation services for all other customers combined increased by approximately $35,266.  In addition, depreciation decreased by $58,105 due to certain equipment being fully depreciated.

Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $5,124,883 compared to $3,180,412 for the nine months ended September 30, 2010.  The increase of $1,944,471 resulted primarily from an increase of approximately $1,299,967 in the amount charged for the issuance of options and warrants.  In addition, employee and related costs increased by $239,635, temporary help increased by $215,895, and travel, lodging and meals expense increased by $177,752.  These and other miscellaneous increases in costs were partially offset by a decrease of $161,880 in consulting fees and a decrease of $60,000 in finance fees.

Research and development in process decreased by $296,616 for the nine months ended September 30, 2011 to $1,793,596 from $2,090,212 for the nine months ended September 30, 2010.  The decrease resulted primarily from a decrease of $463,133 in employee related expenses and a decrease of $106,545 in option related expenses, which were partially offset by an increase of $207,569 in temporary help expense.

Sales and marketing expenses increased $627,495 to $824,771 for the nine months ending September 30, 2011 from $197,276 for the nine months ended September 30, 2010.  The increase reflects an increase in employee and related costs of $336,051, an increase of $214,021 in general operating costs including travel and tradeshow expenses and an increase in other professional services and consulting fees of $ 57,148.  The increases in sales and marketing expenses primarily reflects increased staff and activity in marketing the CodecSys technology subsequent to its readiness for implementation.

Interest Expense

For the nine months ended September 30, 2011, we incurred interest expense of $745,925 compared to interest expense for the nine months ended September 30, 2010 of $7,379,794.  The decrease of $6,633,869 resulted primarily from the negotiation and execution of the Loan Restructuring Agreement with Castlerigg Master Investments, Ltd. paying, extending and reducing the principal of our 6.25% senior convertible note in December, 2010. The principal balance of the 6.25% senior convertible note was reduced from approximately $17,500,000 to $5,500,000, which resulted in the decrease in interest expense. Of the total interest expense recorded for the nine months ended September 30, 2011, $467,402 was the amount incurred on the $1,000,000 of principal outstanding on our 8.0% unsecured convertible note, $217,796 was incurred on our equipment lease financing and $60,727 on all of our other indebtedness.  The amount of interest on our 6.25% senior convertible note was accounted for as accretion to the principal amount of the note resulting from the restructuring of that note.

Net Income

We realized net income for the nine months ended September 30, 2011 of $3,729,513 compared with a net loss for the nine months ended September 30, 2010 of $11,649,358. The change from a net loss to net income of $15,378,871 is primarily due to an increased gain related to our derivative valuation calculation of warrants and convertible notes of $12,017,400 and the decrease in interest expense of $6,633,869 discussed above. The increase was partially offset by an unrealized loss on securities of $1,381,003 resulting from the restructuring of our 6.25% senior convertible note.

Results of Operations for the Three Months ended September 30, 2011 and September 30, 2010

Revenues

We generated $2,277,074 in revenue during the three months ended September 30, 2011.  During the same three-month period in 2010, we generated revenue of $1,885,600.  The increase in revenue of $391,474 was due primarily to an increase of $450,873 in system sales and installation and service work primarily completed for the digital signage network of our largest customer.  The increase was partially offset by a decrease in satellite fees of $28,263 reflecting the change of one of our customers from a satellite delivered platform to an Internet delivered platform.

Our largest customer’s sales revenues accounted for approximately 92% and 83% of total revenues for the quarters ended September 30, 2011 and 2010, respectively.  Any material reduction in revenues generated from our largest customer could cause a substantial deterioration in our results of operations, financial condition and liquidity.

Cost of Revenues

Costs of revenues increased by approximately $260,356 to $1,518,310 for the three months ended September 30, 2011 from $1,257,954 for the three months ended September 30, 2010.  The increase was due primarily to an increase of $260,698 in cost of equipment sales and services because our largest customer’s digital signage network continued to expand and we perform additional services for it.

Expenses

General and administrative expenses for the three months ended September 30, 2011 were $1,280,183 compared to $801,351 for the three months ended September 30, 2010.  The increase of approximately $478,832 resulted primarily from an increase of $137,212 in option and warrant expenses, and increase in temporary help of $103,520, an increase of $72,707 in employee and related costs and an increase of $50,211 in bad debt expenses.

Research and development in process decreased by $17,950 for the three months ended September 30, 2011 to $570,197 from $588,147 for the three months ended September 30, 2010.  This decrease resulted primarily from decreased employee and related costs of $156,860, partially offset by an increase of $79,151 in temporary help and increased consulting and professional services of $77,335.

Sales and marketing expenses increased $346,819 for the three months ended September 30, 2011 to $401,826 from $55,007 for the three months September 30, 2010.  The increase was due primarily to increased employee and related expenses of $187,113 and increased travel and tradeshow expenses, including lodging and food of $108,187 reflecting increased marketing and sales activity in selling the CodecSys encoding system.

Interest Expense

For the three months ended September 30, 2011, we incurred interest expense of $176,047 compared to interest expense for the three months ended September 30, 2010 of $3,531,090.  The decrease of $3,355,043 resulted primarily from a decrease in interest expense due to the restructuring and payment of approximately $12,000,000 of our 6.25% senior convertible note in December, 2010.  The $176,047 of interest expense recorded  consisted of $103,334 recorded to account for the accretion of note liability on our balance sheet and accrued interest on our 8.0% unsecured convertible note and $60,130 of interest related to equipment financing for our largest customer.

Net Income

We realized net income for the three months ended September 30, 2011 of $4,034,154 compared to a net loss of $5,524,667 for the three months ended September 30, 2010. The difference between our net income in 2011 compared to our net loss in 2010 of $9,558,821 was primarily the result of recording a gain related to our derivative valuation of warrants and convertible notes for the three months ended September 30, 2011 of $6,896,293 and decreased interest expense recorded of $3,355,043 as explained above. The increase in our total income was partially offset by an increase in loss from operations of $655,329 resulting from increased operating expenses as explained above.

Liquidity and Capital Resources

At September 30, 2011, we had cash of $414,472, total current assets of $1,951,337, total current liabilities of $6,332,289 and total stockholders' deficit of $8,278,933.  Included in current liabilities is $3,095,900, which relates to the value of the embedded derivatives for the 6.25% senior convertible note and related warrants and the 8.0% unsecured convertible note and $1,443,044 related to the current portion of debt obligations for equipment financing.

We experienced negative cash flow used in operations during the nine months ending September 30, 2011 of $4,135,209 compared to negative cash flow used in operations for the nine months ended September 30, 2010 of $1,992,434.  The negative cash flow was met by cash reserves from the completion of our Equity Financing in December of 2010.  We expect to continue to experience negative operating cash flow as long as we continue our current expenditures related primarily to bringing our CodecSys products to market, continue our development of CodecSys or until we begin to receive licensing revenue from sales of our CodecSys proprietary software or increase sales in our network division by adding new customers.

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

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bears interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of $350,434 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg, including the right to include 2,500,000 of its shares in the registration statement filed.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions are not satisfied.  The registration statement was declared effective June 16, 2011 and therefore all of the registration deadlines were satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares of common stock to the holder of this note as consideration to extend the term of the note.

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

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down our senior debt, brought our accounts payable current and the remainder is being used for working capital.

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

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  If the Company had failed to file the registration statement within 60 days or to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company would have been obligated to issue additional warrants to the investors to purchase an additional 1,250,000 shares for each 30-day period after the deadlines.  However, since the registration statement was declared effective on June 16, 2011, all deadlines were satisfied.

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

In August 2009, we entered into a sale and leaseback agreement which financed the purchase and installation of equipment to retrofit our new customer’s approximately 2,100 retail sites with our digital signage product offering.  We received approximately $4,100,000 from the sale of the equipment in exchange for making lease payments over a 36 month period of $144,000 per month plus applicable sales taxes.

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

The Loan Restructuring Agreement we entered into as part of the Debt Restructuring contains, among other things, covenants that may restrict our ability to obtain additional capital, to declare or pay a dividend or to engage in other business activities.  A breach of any of these covenants could result in a default under our Amended and Restated Note, in which event the holder of the note could elect to declare all amounts outstanding to be immediately due and payable, which would require us to secure additional debt or equity financing to repay the indebtedness or to seek bankruptcy protection or liquidation.  The Loan Restructuring Agreement provides that we cannot do any of the following without the prior written consent of the holder:
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

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $400,000 per month during the nine months ended September 30, 2011.  At our current rate of expenditures, including debt service, over expected revenues, we do not have sufficient capital to maintain operations at their current level. It will be necessary to raise additional equity or debt capital to enable us to maintain our operations at the current level or we will be required to curtail operations which may affect our relationships with our customers and affect are ability to market our products and services.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including sales resulting from marketing efforts by companies such as IBM, HP, Fujitsu  and Microsoft.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of September 30, 2011, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of September 30, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2011, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2011.

Part II – Other Information

Item 1.  Legal Proceedings

The Company is a defendant in one lawsuit, the total amount in dispute in which is approximately $125,000.

Item 1A. Risk Factors
`
Except as indicated below, there have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In August, 2011, we granted options pursuant to our 2004 Equity Incentive Plan to purchase up to 100,000 shares of our common stock to one consultant in consideration of consulting services to be rendered by the consultants over a one year period pursuant to written consulting agreements.  The options are exercisable at $1.15 per share and have a ten year life.  The consultants are accredited investors and were fully informed regarding their investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(6) thereof.

During July, August and September, 2011, we granted options pursuant to our 2004 Equity Incentive Plan to purchase 447,500 shares of our common stock to 7 of our employees.  The options are exercisable at prices of $0.54 to $.0.68 per share and have a 10 year life and vest ratably over a three year period. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In August, 2011, the holder of our 6.25% convertible note exercised a warrant to acquire shares of our stock and we issued 372,272 shares to the holder.  The warrant was for 400,000 shares, but was exercised pursuant to cashless exercise provisions and we received no cash in exchange for the exercise. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Sections 4(2) and 4(6) thereof.

In August we awarded 200,000 Restricted Stock Units (“RSU”) pursuant to our 2008 Equity Incentive Plan to one of our employees.  The RSUs are to be settled by the issuance of 200,000 shares of common stock at the time that the employee ceases to be employed by us. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In October, 2011, we issued a total of 26,640 shares of our common stock to one individual in exchange for 399,600 shares of the common stock of our controlled subsidiary, Interactive Devices, Inc.  There were no proceeds from the transaction.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

Item 5.  Other Information

(a) None.

(b) None.

Item 6.  Exhibits  Not Updated
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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: November 14, 2011	/s/ Rodney M. Tiede
By: Rodney M. Tiede
Its: President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/s/ James E. Solomon
By: James E. Solomon
Its: Chief Financial Officer (Principal Financial and Accounting Officer)