Form 10-K
period 2011-12-31
BROADCAST INTERNATIONAL INC
filed 2012-03-29
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2011.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number: 0-13316
BROADCAST INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0395567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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
Yes ☑    No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2011 the last business day of the Registrant’s most recently completed second fiscal quarter, was $60,179,163.

As of March 26, 2012 the Registrant had outstanding 106,611,820 shares of its common stock.

TABLE OF CONTENTS

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

•	dependence on commercialization of our CodecSys technology;

•	our need and ability to raise sufficient additional capital;

•	uncertainty about our ability to repay our outstanding notes;

•	our continued losses;

•	delays in adoption of our CodecSys technology;

•	concerns of OEMs and customers relating to our financial uncertainty;

•	restrictions contained in our outstanding convertible notes;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	dependence on significant customers;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	factors affecting our common stock as a “penny stock;”

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

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

In July 2009, we entered into a $10.1 million, three-year contract with Bank of America (“BofA”) to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America.  This digital signage network has grown to approximately 2,500 retail banking sites and BofA continues to expand its network by adding additional sites to the network.  In addition, BofA has selected us to be its vendor for certain additional audio visual services under the terms of which we manage a total of approximately 33,000 digital signage and other video screens placed throughout the banking and brokerage divisions of BofA. A factor in securing BofA as a customer was our CodecSys® technology utilized in delivering our services.

We are in the process of testing our digital signage product offering with another regional bank through the installation of six test sites at different banking locations for this potential customer.  This customer and its affiliated banks have approximately 550 total banking locations.  Because of our success with our flagship financial services customer, we have begun making presentations and tests with multiple customers in the financial services industry and expect growth in that portion of our business during 2012.

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

The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period.  Of our net sales in 2011and 2010, approximately 90% were derived from network management related services and approximately 10% were derived from product and content development and all other services.

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

In July 2010, we released CodecSys version 2.0, which has been installed in more than 30 large telecoms and labs for evaluation by potential customers. We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology and sales channel partners, which include IBM, HP, Fujitsu and Microsoft, and others which are suppliers of hardware and software for video transmission applications. Because CodecSys is a software encoding and transcoding system, it is also ideal for “cloud-based” initiatives.  In October 2011, CodecSys was selected as the compression technology to be used by Fujitsu for its NuVolo cloud based product offering.  Since that selection, we have trained sales and marketing personnel and sales engineers to sell, install, and service installations that include CodecSys.

CodecSys Technology

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

We believe the CodecSys technology represents an unprecedented shift from currently used technologies for two important reasons.  First, CodecSys allows a change from using only a single codec to compress video content to using multiple codecs and algorithms in the compression and transmission of content.  The CodecSys system selects dynamically the most suitable codecs available from the various codecs stored in its library and matches the codecs with various video settings to compress a single video stream.  As a video frame, or a number of similar frames (a scene), is compressed, CodecSys applies the optimized codec from the library that best compresses that content and matches the codec with the appropriate setting to then perform the compression.  CodecSys repeats the selection throughout the video encoding process, resulting in the use of numerous codecs on a best performance basis.  The resulting file is typically substantially smaller than when a single codec compression method is used.

The second important distinction is that CodecSys is a software encoding system that can be upgraded and improved without changing the hardware on which it is resident much as a personal computer can have its application software upgraded and changed without replacing the equipment.  In addition, CodecSys software can run equally efficiently on different manufacturers’ equipment.  For example, using the Intel chip currently employed by us, our CodecSys encoding system can run equally as well on IBM equipment and HP equipment, which expands our potential market of customers and opens the possibility of different sales channels as our software can be sold by IBM sales people as well as HP sales people. As mentioned above, the channel partner that has made the most substantial commitment to marketing products based on CodecSys has been Fujitsu.  We have trained a substantial sales force of Fujitsu salesmen and sales engineers to be fully versed on the operations and advantages of CodecSys.  Part of this training has been the qualifying of two Fujitsu engineers as CodecSys experts to provide additional support to the sales and marketing efforts.  In addition, currently, most video encoders utilize an application specific integrated circuit (ASIC) chip as the encoding engine and when new developments are made, the customer must purchase new hardware to take advantage of the changes.  Having a software based encoding system means that new changes in technology and encoding algorithms can be downloaded remotely to upgrade the encoding system on the customers already resident hardware.  We believe that having a software based encoding product will slow hardware obsolescence for the customer and be a competitive advantage for us.

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

After we had completed substantially all of our development work on the IBM Cell-BE processor chip in the first half of 2009, IBM sales efforts using the Cell-BE processor chip were redirected to products not employing the Cell-BE processor chip.  At approximately the same time, Intel released a newly developed operating chip with sufficient processing capacity to perform the multiple functions required by CodecSys to which we redirected our development efforts.  This chip is based on x86 architecture, which is the standard in the industry acceptable to almost all users, and it is easier to program applications to this architecture.  Although our license agreement with IBM has expired, IBM is making hardware sales presentations utilizing our CodecSys technology based upon the Intel chip. The initial version of the CodecSys video encoding system utilizing the Intel chip was first ready for sales presentations and testing in the fourth quarter of 2009, but the CodecSys version 2.0, the first commercial version of the software hardened for sales and deployment was not ready for sales installation until July 1, 2010.  All sales anticipated in the future will be made using the Intel chip.  Notwithstanding the expiration of our license with IBM, we continue to market our CodecSys video encoding software with IBM for use on IBM hardware to prospective customers.

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

In October 2011, Fujitsu North America, after fully testing and evaluating CodecSys and its competitors, selected CodecSys as the compression technology to be employed by Fujitsu in its NuVolo cloud based initiative.  The first sale of CodecSys resident on Fujitsu hardware was completed in November 2011.  The customer is a small cable company that desired to launch an over the top (OTT) network for its cable customers to allow the subscribers to get the cable company content not only through the hardwired cable network, but also through the Internet and wirelessly to cell phones.  The network was launched in December 2011 and is currently operational.  Although, the customer is relatively small and the revenues generated on a monthly basis are not significant, the sale is important for two reasons.  The first is that, although CodecSys has been tested in labs and at potential customers’ locations for two years without material deficiencies being noted by the customers or the channel partners, this is the first time it has been installed and is operational for the benefit of end users.  The second is that the pricing structure put in place as we have gone to market has been validated as a reasonable and cost effective product offering that is competitive with the traditional encoding hardware products currently sold in the video distribution marketplace.

In December 2011, IBM introduced its video encoding service that is accomplished through the Internet cloud.  The encoding engine for this service is CodecSys.  We will derive revenue from the service based on the amount of the video encoded by IBM’s customers, although to date we have received no revenue from this new application of our technology.

We continue to develop the CodecSys technology for a variety of applications, including Internet streaming, cable and satellite broadcasting, IPTV and transmitting video content to cellular phones and other hand-held electronic devices.  Commercialization and future applications of the CodecSys technology are expected to require additional development capital estimated to be approximately $2.0 million annually.  This estimate may increase or decrease depending on specific opportunities and available funding.

Research and Development

We have spent substantial amounts in connection with our research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  Because the majority of the development work for CodecSys has been completed we have steadily decreased those expenditures from $2,711,933 for the year ended December 31, 2010 to $2,410,249 for the year ended December 31, 2011.  Because of our current liquidity position and capital budgeting plans and the fact that we still expend approximately $430,000 per month more than we receive from operating activities, our cash resources may not be sufficient to support future research and development activities unless we raise additional capital or succeed in generating revenues from sales of CodecSys products.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” above.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001.  We have filed for patent protection in the United States and various foreign countries.  Our initial U.S. patent related to the CodecSys technology was granted by the U.S. Patent and Trademark Office, or PTO, in August 2007.  Four additional patents have been issued by the PTO.  As of December 31, 2011, we also had eleven patents issued in foreign countries and 20 pending patent applications, including U.S. and foreign counterpart applications.

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

Major Customers

A small number of customers account for a large percentage of our revenue.  For the year ended December 31, 2011 89% of our revenues were from our largest customer compared to 87% from this customer for the year ended December 31, 2010. Our largest customer signed a three year contact which we began servicing in the second half of 2009.

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

The video encoders to be sold by our channel partners will compete directly against video encoders manufactured and sold by a number of competitors, including Erickson/Tandberg, Harmonic Scientific Atlanta, Motorola, and Thomson. None of IBM, Fujitsu or HP have ever produced a video encoder to compete in this market.  To the extent our marketing partners are unsuccessful in entering this new market, we will not derive the amount of licensing revenue currently anticipated by management.

On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple, QuickTime, MPEG2, MPEG4, On2, DivX and many others.  There are several companies, including Akamai, Inktomi, Activate and Loudeye, that utilize different codec systems.  These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences.  We compete directly with the two companies in the broadcast media encoding market that have the largest market share, Erickson/Tandberg and Harmonic. In addition, we compete with Cisco, Harris Corporation, and with many other smaller companies.  Most are larger than we and most have greater financial resources than we have.

Employees

We currently employ 45 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah, and 6 employees outside of Utah.    We engage independent contractors and employ the services of independent sales representatives as well as voice and production talent on an “as needed” basis at our recording studios.

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

Properties

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a thirty-nine month term lease, the term of which ends January 31, 2015.  The lease covers approximately 13,880 square feet of office space leased at a rate of $23,049 per month.  Our production studio is located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, and consists of approximately 7,500 square feet of space leased under a month to month contract at a rate of $7,000 per month plus utilities.  We have no other properties.

Legal Proceedings

The Company is a defendant in a lawsuit, the total amount in dispute in which is approximately $100,000 and is a defendant in another lawsuit, the total amount in dispute in which is $20,000. To the knowledge of management, no other litigation has been filed or threatened.

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

We completed an equity funding in March 2012, which should provide us with limited working capital, but not enough for the full year of 2012 at our current rate of expenditures.  During this time, we anticipate that we will be able to generate net sales in excess of operating expenses.  If, however, we are unable to do so, we will need to obtain additional financing to continue operations.  We believe external funding may be difficult to obtain, particularly given the prevailing financial market conditions.  If sufficient capital is not available to us, we will be required to pursue one or a combination of the following remedies:  significantly reduce development, commercialization or other operating expenses; sell part or all of our assets; or terminate operations.

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

We have sustained operating losses in each of the last seven years.  Through December 31, 2011 our accumulated deficit was $111,187,865.  Although we have significantly increased our gross profit due to our new digital signage contracts, we continue to sustain operating losses on a quarterly and annual basis.

Our success depends on adoption of our CodecSys technology by OEMs and end-users.

The success of our CodecSys technology depends on the adoption of this technology by original equipment manufacturers, or OEMs, like IBM, Fujitsu and HP, as well as end-users.  The OEM qualification and adoption process is complex, time-consuming and unpredictable.  Furthermore, OEMs may elect to maintain their relationships with incumbent technology providers, even when presented with technology that may be superior to the incumbent technology.  Significant delays in the development or OEM adoption of CodecSys will adversely affect our results of operations, financial condition and prospects.

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

We establish and maintain systems of internal operational and financial controls that provide us with critical information.  These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, any system of internal controls or procedures may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.  We have previously experienced significant deficiencies in our required disclosure controls and procedures regarding the updating of certain accounting pronouncements and the reporting of current information required to be filed with the SEC.  We also experienced a significant deficiency and a material weakness in our required disclosure controls and procedures regarding our accounting entries and financial statements, which resulted in the restatement of one accounting period.  Any future deficiency, weakness, malfunction or inadequacy related to internal operational or financial control systems or procedures could produce inaccurate and unreliable information that may harm our business.

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

The communications industry is extremely competitive.  We compete with numerous competitors who are much larger than us and have greater financial and other resources.  In the satellite network and services segment, including digital signage, we compete with Convergent Media Systems, Globecast, IBM, Cisco, Hughes and others.  Our competitors have established distribution channels and significant marketing and sales resources.  Competition results in reduced operating margins for our business and may cause us to lose clients and/or prevent us from gaining new clients critical for our success.

There are several additional major market sectors in which we plan to compete with our CodecSys technology, all with active competitors.  These sectors include the basic codec technology market, the corporate enterprise network market and small business streaming media market.  These are sectors where we may compete by providing direct services.  Competition in these new market areas will also be characterized by intense competition with much larger and more powerful companies, such as Microsoft and Yahoo, which are already in the video compression and transmission business.  Many of these competitors already have established customer bases with industry standard technology, which we must overcome to be successful.

On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks' Real Player, Apple QuickTime, MPEG2, MPEG4, On2, DivX and many others.  There are several companies, including Akamai, Inktomi, Activate and Loudeye, which utilize different codec systems.  These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences.  All are larger and have greater financial resources than we have.  Tandberg/Erickson and Harmonic are two of the largest suppliers of high end video encoders to the broadcast industry and are the incumbent suppliers to many of the customers to which we are selling.

If we fail to hire additional specialized personnel or retain our key personnel in the future, we will not have the ability to successfully commercialize our technology or manage our business.

We still need to hire additional specialized personnel to successfully commercialize our CodecSys technology.  If we are unable to hire or retain qualified software engineers and project managers, our ability to complete further development and commercialization efforts will be significantly impaired.  Our success is also dependent upon the efforts and abilities of our management team.  If we lose the services of certain of our current management team members, we may not be able to find qualified replacements, which would harm the continuation and management of our business.

Our revenue is dependent upon the sales efforts of others.

We are dependent upon the sales and marketing efforts of IBM, HP, Fujitsu and other third-party businesses in order to derive licensing revenue from our CodecSys technology.  Such businesses may not continue their sales efforts which would adversely affect our potential licensing fees.  We are not able to control the sales and marketing efforts of these third parties.  Limited revenues from our historical sources make us even more dependent upon the sales efforts of others.  Given the current recession and market developments, third-party businesses may scale back on sales efforts which could significantly harm our business and prospects.

We rely heavily on a few significant customers and if we lose any of these significant customers, our business may be harmed.

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  In September 2009 we secured a contract with a large national organization, which has become our largest customer. Sales revenues from our largest customer accounted for approximately 89% of total revenues for the year ended December 31, 2011 and 87% of total revenues for the year ended December 31, 2010.  To the extent that our largest customer reduces its reliance on us or terminates its relationship with us, revenues would decline substantially, which would harm our business, unless we can replace that customer with another similarly large customer.

There is significant uncertainty regarding our patent and proprietary technology protection.

Our success is dependent upon our CodecSys technology and other intellectual property rights.  If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours.  If this were to occur, our revenues, market share and operating results would suffer.  To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Our initial U.S. patent related to our CodecSys technology was granted by the PTO in August 2007 and four additional patents related to applications of the technology were subsequently issued by the PTO.  As of December 31, 2011, eleven foreign countries had issued our initial patent.  In addition, we have 20 pending U.S. and foreign patent applications.  If we fail to deter misappropriation of our proprietary information or if we are unable to detect unauthorized use of our proprietary information, then our revenues, market share and operating results will suffer.  The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and diversion of resources that would harm our business.

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

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of December 31, 2011, we had 75,975,656 shares of common stock outstanding.  As of December 31, 2011, stock options, including options granted to our employees, and warrants to purchase an aggregate of 20,440,551 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of December 31, 2011, notes convertible into 5,740,740 shares of our common stock were issued and outstanding.  As of December 31, 2011, we had granted restricted stock units to members of our Board of Directors and others, which may be settled at various time in the future by the issuance of 2,550,000 shares of common stock. On March 16, 2012, we completed an equity financing, in which we issued 27,800,000 shares of common stock and granted warrants to the investors to acquire an additional 13,900,000 shares. See Subsequent Events footnote No. 15 to the Financial Statements.  Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Any stock ownership interest may be substantially diluted by future issuances of securities.

We may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to shareholders.  We also have offered and expect to continue to offer stock options to our employees and others, and as of December 31, 2011 we have approximately 2,130,420 shares of common stock available for future issuance under our 2004 long-term incentive stock option plan and 1,165,000 shares of common stock available for future issuance under our 2008 equity incentive plan.  To the extent that future stock options are granted and ultimately exercised, there will be further dilution to shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 7050 Union Park Ave., Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a thirty-nine month lease, the term of which ends January 31, 2015.  The lease covers approximately 13,880 square feet of office space leased at a rate of $23,049 per month.  We maintain a production studio and warehouse at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, which consists of approximately 7,500 square feet of space leased under a month to month contract at a rate of $7,000 per month plus utilities.  We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in two lawsuits, the total amount in dispute in which are approximately $100,000 and $20,000, respectively. To the knowledge of management, no other litigation has been filed or threatened.

ITEM 4.  MINE SAFETY DISCLOURES

Not Applicable.

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

	High Bid	Low Bid
2011
First Quarter	$1.27	$.73
Second Quarter	.84	.51
Third Quarter	.58	.23
Fourth Quarter	.47	.13

2010
First Quarter	$1.24	$.93
Second Quarter	1.29	.58
Third Quarter	1.16	.58
Fourth Quarter	1.18	.28

Holders

As of March 26, 2012, we had 106,611,820 shares of our common stock issued and outstanding, and there were approximately 1,400 shareholders of record.

Dividends

We have never paid or declared any cash dividends.  Future payment of dividends, if any, will be at the discretion of our board of directors and will depend, among other criteria, upon our earnings, capital requirements, and financial condition as well as other relative factors.  Management intends to retain any and all earnings to finance the development of our business, at least in the foreseeable future.  Such a policy is likely to be maintained as long as necessary to provide working capital for our operations.  Moreover, our outstanding convertible notes contain restrictive covenants that prohibit us from declaring or paying dividends.

Sales of Unregistered Securities

During December 2011, we issued warrants to acquire up to 357,500 shares of our common stock to six individuals and one trust in consideration of making us a short term loan in the amount of $1,300,000.  The warrants are exercisable at any time for a five year period at an exercise price of $.65 per share.  The individuals and the trust are accredited investors and were fully informed regarding their investments.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(5) thereof.

During December 2011, we issued warrants to acquire up to 65,000 shares of our common stock to six individuals employed by our investment banker as a commission in consideration of securing for us a short term loan in the amount of $1,300,000.  The warrants are exercisable at any time for a five year period at an exercise price of $.65 per share.  The individuals are accredited investors and were fully informed regarding their investments.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(5) thereof.

During January 2012, we issued 250,000 shares of our common stock to an individual in consideration of his cancelation of options to acquire up to 500,000 shares of our common stock. The individual is an accredited investor and was fully informed regarding his investments.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(5) thereof.

During February 2012, we issued warrants to acquire up to 247,500 shares of our common stock to four individuals and one trust in consideration of extending the maturity date of a short term loan made to us in 2011 for up to nine months. The warrants are exercisable at any time for a five year period at an exercise price of $.35 per share.  The individuals and the trust are accredited investors and were fully informed regarding their investments.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) and Section 4(5) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of 2011.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2011 and 2010, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Auction Rate Preferred Securities

As of December 31 2009, we had investments in Auction Rate Preferred Securities (ARPS), totaling $300,000 ($274,264 fair value) which were in AAA rated funds and reflected at fair value. The fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of December 31, 2009. During the year ended December 31, 2010, we redeemed these ARPS for $225,000 through a secondary market broker and recognized a $49,264 loss on sale of available for sale securities.

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed patent applications in the United States and foreign countries. As of December 31, 2011, the U.S. Patent and Trademark Office or PTO had approved five patents.  Additionally, eleven foreign countries had issued patents and we had 20 pending patent applications, including U.S. and foreign counterpart applications.  While we are unsure whether we can develop the technology in order to obtain the full benefits, of the issued, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward and in 2011 we abandoned two foreign patent applications and incurred a charge of $26,180.

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

After our review at December 31, 2011, it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $2,410,249 in 2011 and $2,711,933 in 2010 of research and development costs.

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

In 2011 and 2010, we had one customer that individually constituted 89% and 87%, respectively of our total revenues, with no other single customer representing more than 5% of total revenues.  Our largest customer signed a three year contract which we began servicing in the second half of 2009.

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

Potentially dilutive securities representing 24,597,134 shares of common stock were excluded from the computation of diluted earnings per common share for the year ended December 31, 2011, because their effect would have been anti-dilutive.

Options and warrants to purchase 20,442,170 shares of common stock and 950,000 restricted stock units were outstanding at December 31, 2010. As we experienced a net loss during the year ended December 31, 2010, no common stock equivalents were included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2011 and 2010 were $68,703 and $7,704, respectively.

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

During 2009, we decreased certain of our development activities and expenses notwithstanding the need to refocus and develop our CodecSys technology on a different platform using a newly announced Intel operating chip.  Even with decreased engineering staff and certain related development employees, we were able to complete our video encoding system utilizing the Intel chip, prepare our CodecSys technology for installation on both the IBM and HP equipment platforms, and become certified by Microsoft as an approved software video encoding system for use by IPTV providers using Microsoft operating platforms.  On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. In 2011 we continued development of additional sales channel partners by integrating CodecSys on hardware manufactured and sold by Fujitsu, which has adopted CodecSys as its compression technology for use in its NuVolo cloud initiative and has commenced sales and marketing efforts including CodecSys as an integral part of the products.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP Fujitsu and Microsoft. In October, 2011, we completed our first sale of CodecSys to a small cable operator in Mexico as part of its OTT product offering operating on Fujitsu hardware.  It is currently in operation and demonstrates that the CodecSys product offering does operate to its operating specifications in a working environment, which we believe will help in our sales and marketing efforts.    Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. BofA is in the process of expanding its network to additional locations and we now furnish services to approximately 33,000 screens at more than 2,500 locations.  In addition, BofA selected us to be its vendor for certain additional audio visual services.  A factor in securing this contract was the benefits of the CodecSys technology delivering our services to be utilized in our services.  For the year ended December 31, 2011, we realized approximately $7,540,025 in revenue from this contract, which contributed approximately 89% of our revenues for the year.

Our revenues for the year ended December 31, 2011 increased by approximately $1,132,836 or 15% over the year ended December 31, 2010. Even with the increase in our revenues and an increase of approximately $450,040 or 21% in our gross profit for the year ended December 31, 2011 compared to the same period in 2010, we continued to deplete our available cash and increased our need for future equity and debt financing because we continue to spend more money that we generate from operations. See Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended. See Subsequent Event Footnote 15.   In addition, we granted to the holders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.

We entered in to a Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC(“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of the Company’s securities, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

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

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down debt and the remainder was used for working capital.

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

In connection with the Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  The registration statement continues to be effective.

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

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note and a warrant to acquire up to 75,000 shares of our common stock as consideration to extend the term of the note. The warrant is exercisable for $.90 per share and has a five year life.

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

Net Sales

We realized net sales of $8,446,082 for the year ended December 31, 2011 compared to net sales of $7,313,218 for the year ended December 31, 2010 which represents an increase of approximately 15% for the year.  The net increase in revenues of $1,132,864 was primarily the result of an increase of $1,197,970 in revenues directly related to services provided for our largest digital signage network customer, which was offset by a decrease in other revenue of $65,106 made up of many smaller customers.

Cost of Sales

The cost of sales for the year ended December 31, 2011 aggregated $5,868,601 as compared to the cost of sales of $5,185,779 for the year ended December 31, 2010, which represents an increase in cost of sales of 13%.  The increase in cost of sales of $682,822 was primarily a result of the increase of $759,518 in technician expenses incurred in servicing our largest customer and an increase of $79,204 in operations department costs, which increase consisted primarily of increased employee costs due to hiring additional personnel to handle the increased workload.  These increases were partially offset by a decrease of $85,131 in satellite distribution costs resulting from decreased satellite customers.

Operating Expenses

We incurred total operating expenses of $10,572,042 for the year ended December 31, 2011 compared to total operating expenses of $7,872,266 for the year ended December 31, 2010.  The increase of $2,699,775 was primarily due to an increase in general and administrative expenses of $2,033,077 and an increase in our sales and marketing expenses of $1,023,627.  These increases were partially offset by a decrease of $301,684 in development expenses and a decrease of $81,423 in depreciation expense.

Our general and administrative expenses increased $2,033,077 from $4,139,717 for the year ended December 31, 2010 to $6,172,794 for the year ended December 31, 2011.  The increase of $1,281,251 in option expense accounted for the largest single increase in expense due to more options being granted consultants, employees and directors. In addition, employee and related expenses increased by $293,494, temporary help increased by $294,266, and trade show and related travel expenses increased by $182,061.

Our research and development expenses decreased by $301,684 primarily due to a decrease in employee and related costs of $508,663, a decrease of $138,359 for other professional services, including outside engineering and design costs, and a decrease of $132,109 in for expenses related to the issuance of options and warrants.  These decreases were partially offset by an increase of $281,967 in expenses incurred for temporary help.

Our sales and marketing expenses for the year ended December 31, 2011 were $1,277,629 compared to sales and marketing expenses of $254,002 for the year ended December 31, 2010.  The increase of $1,023,626 is due primarily to an increase of $600,259 in employee and related expenses, an increase of $306,600 in advertising, promotion and tradeshow expenses and an increase of $42,971 in other professional services.

Interest Expense

We recorded a decrease in interest expense of $10,354,786 from interest of $11,354,858 in 2010 to $1,000,072 in 2011. The decrease in interest expense resulted primarily from the restructuring of our 6.25% senior convertible note, in which the principal plus accrued interest of the note was decreased from approximately $17,800,000 to $5,500,000.  Of the total amount of interest expense incurred in 2011, $576,037 were non cash expenses related to accretion on our unsecured convertible note that was extended in December 2010 to December 31, 2013 and other related expenses incident to that note.  Of the remaining interest expense, $453,179 was incident to lease financing for equipment servicing our largest customer.

Net Income

We had net income of $1,304,446 for the year ended December 31, 2011 compared to a net loss of $18,664,117 for the year ended December 31, 2010.  The difference between the 2010 net loss and the 2011 net income was $19,968,562, which resulted primarily from recording an increase of $15,204,711 in the derivative valuation gain related to our convertible notes and investor warrants issued in December 2010, and the decrease of $10,354,786 in interest expense as discussed above. The increase in other income was offset by an increase in the loss from operations of $2,249,734, as discussed above, and a gain of $3,062,457 from the restructuring of our senior debt in 2010 that was not repeated in 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Long-term debt obligations	$171,875	$7,008,941	$--	$--	$7,180,816
Capital lease obligations	1,067,649	--	--	--	1,067,649
Operating lease obligations	284,447	586,048	--	--	870,495
Purchase obligations	--	--	--	--	--
Other obligations	2,000,000	--	--	--	2,000,000
Total contractual obligations	$3,523,971	$7,594,989	$--	$--	$11,118,960

Liquidity and Capital Resources

At December 31, 2011, we had cash of $961,265, total current assets of $2,465,992, total current liabilities of $8,724,066 and total stockholders' deficit of $10,530,024.  Included in current liabilities is $3,760,200 of liability related to the value of the embedded derivatives for convertible notes and investor warrants and $3,135,665 related to the current portion of debt notes payable and other debt obligations.

We experienced negative cash flow used in operations during the twelve months ending December 31, 2011 of $5,164,437 compared to negative cash flow used in operations for the twelve months ended December 31, 2010 of $3,862,030.  The negative cash flow was met by cash reserves, sales of our common stock, and issuances of short term debt.  We expect to continue to experience negative operating cash flow as long as we continue our technology development program or until we begin to receive licensing revenue from licenses of our CodecSys technology or increase sales in our network division.

In October 2011, we secured favorable terms with a single company on purchases of certain equipment installed and sold to our customers in the amount of $700,000, which was outstanding at the end of the year.  The payment for the equipment was deferred for a 90 day period for a 10% premium to the amounts advanced.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and has a maturity date of February 28, 2012, which was subsequently extended for a portion of the Bridge Loan and a portion was converted into a subsequent equity financing closed in March, 2012.  See Subsequent Event Footnote 15.

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

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 to the holder of this note as consideration to extend the term of the note and issued to the holder a warrant to acquire up to 75,000 shares of our common stock.  The warrant is exercisable at $.90 per share and the term of the warrant is for five years.

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

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down our senior debt, brought our accounts payable current,  and the remainder was used for working capital.

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

All holders of the convertible notes converted the notes and aggregate accrued interest of $10,075 into 960,075 shares of our common stock at a conversion price of $1.00 per share.  In addition, the holders received warrants to acquire up to 960,075 shares our common stock at an exercise price of $1.50 per share.  The shares issued upon conversion of the notes, together with the 1,535,000 shares issued to the purchasers of the common stock, total 2,495,075 shares of our common stock.  In addition, warrants to purchase an aggregate of 2,495,075 shares at an exercise price of $1.50 were held by the purchasers in this financing.  The warrants could be exercised at any time for a period of three years.

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

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with an individual that provided we issue to the convertible note holder (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us from an affiliate of the convertible note holder on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock.  The holder of the note no longer has any warrants to purchase any of our stock.  The unsecured convertible note was due October 16, 2009 and was extended to December 22, 2010 and the annual interest rate was increased to 8%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied The unsecured convertible note is convertible into shares of our common stock at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights.  The term of the convertible note has been extended and now is due December 31, 2013.  In connection with the extension of the note, we issued to the holder of the note 150,000 shares of common stock and a five year warrant to acquire up to 75,000 shares of our common stock and an exercise price of $.90 per share to extend the term of the note.  In addition, we committed to pay accrued interest due on the convertible note through the issuance of common stock and warrants on the same terms as the Equity Financing.

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

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $430,000 per month during the year ended December 31, 2011.  We do not have sufficient capital resources at December 31, 2011 to fund our negative cash flow for the next year without raising additional capital.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital.  We expect our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from our private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of our CodecSys technology, including sales resulting from marketing efforts by companies such as Fujitsu, IBM, HP and Microsoft.

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

We entered in to a Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC(“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of the Company’s securities, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.  At year end no additional capital had been raised.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update defers certain paragraphs of ASU 2011-05 so that reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected. This Update is effective for fiscal years beginning after December 15, 2011 for public entities and for fiscal years ending after December 15, 2012 for private companies to be consistent with ASU 2011-05. The Company will not present reclassifications in and out of other comprehensive income in accordance with this Update in 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This Update is applicable to all entities that have financial instruments and derivative instruments that are either 1) offset in accordance with current guidance or 2) subject to an enforceable master netting arrangement.  The Update requires an entity with these types of instruments to disclose information about offsetting and related arrangements. Both net and gross information for these assets and liabilities is required to be disclosed. This Update is effective for fiscal years beginning on or after January 1, 2013. The Company doesn’t expect this Update to impact the Company’s financials since it does not currently have any financial instruments or derivative instruments that are offset.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other  (Topic 350)- Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. This Update now allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step process of (1) comparing the fair value of the reporting unit to its carrying value and (2) test to measure the amount of the impairment loss if the fair value is less than the carrying value.  The more likely than not threshold is defined as having a likelihood of more than 50%.  The option to first assess qualitative factors can be bypassed and an entity can proceed directly to performing the first step of the two-step goodwill impairment test. Some examples of circumstances to consider are 1) macroeconomic conditions, 2) industry and market conditions, 3) cost factors that have a negative impact on earnings, 4) overall financial performance such as negative or declining cash flows 5) other relevant entity specific events and 6) sustained decrease in stock price. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if the financial statements have not been issued.  The Company will evaluate whether or not it will utilize the qualitative assessment option prior to performing the first goodwill impairment test in 2012 and will also determine if it wants to adopt the Update early and utilize the option for its goodwill impairment test, typically done during the 4th quarter.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRSs. The Amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs.  The Boards of both organizations worked together to ensure fair value has the same meaning and the measurement and disclosures would be the same other than minor differences in wording. The Amendments explain how to measure fair value and do not require any additional fair value measurements. A couple of the more significant changes are 1) Clarification that quantitative information about unobservable inputs categorized as Level 3 should be disclosed, 2) Specifies that premiums and discounts should be applied in the absence of Level 1 input if market participants would do so, but that premiums or discounts related to size/quantity should not be considered, 3) Additional disclosure requirements for fair value measurements categorized as Level 3, an entity’s us of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level for items not measured at fair value in the statement of financial position, but for which fair value disclosure is required. The amendments in this Update are to be applied prospectively. The Update is effective during interim and annual periods beginning after December 15, 2011.  The Company doesn’t expect this guidance to have a significant impact on its financials since the amount of items disclosed at fair value is minimal, but will ensure the guidance is followed for items disclosed at fair value.

These Updates were issued in 2010 or 2009, but became or will become effective on or after January 1, 2011 so they are included below.  Note: Only significant ones that may impact the Company are included.

In April 2010, the FASB issued ASU No 2010-17, Revenue Recognition – Milestone Method (Topic 605) – Milestone Method of Revenue Recognition. The amendment in this Update affect vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. Previous to this Update, authoritative guidance on the use of the milestone method did not previously exist. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive such as being (1) Be commensurate with either of the following: a. The vendor’s performance to achieve the milestone or b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (2) Relate solely to past performance and (3) Be reasonable relative to all deliverables and payment terms in the arrangement. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. Other proportional revenue recognition methods are also acceptable. The amendments in this Update are effective prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  Early adoption is permitted. This guidance didn’t have a significant impact on its financials since it doesn’t have any research or development deliverable arrangements.

In October 2009, the FASB issued Accounting Standard Update No 2009-14, Software (Topic 985) – Certain Revenue Arrangement that Include Software Elements. This Update affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole.  This Update does not provide guidance on when revenue should be recognized; however, it is likely that vendors affected by this Update will recognize revenue earlier than current practice because of the different revenue guidance, including the ASU 2009-13.  This Update does not affect software revenue arrangements that do not include tangible products and does not affect arrangements with software that includes services if the software is essential to the functionality of the services.  The Update indicates that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer with in the scope of the software revenue recognition guidance (subtopic 985-605).  The Update provides guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of software revenue recognition.  This Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011).  The Company has adopted this guidance but it is not expected to have a material impact in periods subsequent to adoption, but will evaluate if there are new arrangements entered into that might be impacted.

In October 2009, the FASB issued Accounting Standard Update No 2009-13, Revenue Recognition (Topic 650) – Multiple-Deliverable Revenue Arrangements a Consensus of the FASB EITF.  This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements.  When there are multiple deliverables, this Update indicates a Company should estimate the selling price of each of the deliverables if there is no vendor specific-objective evidence or third party evidence available.  Previous to this Update (current practice), if there was no specific-objective or third party evidence, then the deliverable was not separated.  The update provides examples regarding how to estimate the selling price.  The Update also expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements.  A Vendor will be required to disclose the following information by similar type of arrangement: 1) a description of multiple-deliverable arrangements 2) significant deliverables within the arrangement 3) general timing of their delivery or performance of deliverables 4) significant factors and estimates used to determine vendor-specific evidence, third-party evidence or estimated selling price and significant changes in the selling price or the methodology or assumptions used to estimate the selling price and 5) general timing of revenue recognition for separate units of accounting.   This Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011).  The Company has adopted this guidance but it is not expected to have a material impact in periods subsequent to adoption.

The Company noted that there are several significant exposure drafts that may impact the company if they are codified.  We have also considered any changes in our business that might make any existing pronouncements applicable.  Based upon our review of any potential changes, there is no additional disclosure that has not been previously considered.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of December 31, 2011, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2011 we made enhancements to our internal controls over financial reporting by strengthening documentation of corporate governance, and journal entries, we also further restricted access to our accounting database.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2011.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position

William Boyd	68	Chairman of the Board

Rodney M. Tiede	51	Chief Executive Officer, President and Director

James E. Solomon	62	Chief Financial Officer and Secretary

R. Phil Zobrist	64	Director

Mark F. Spagnolo	60	Director

Steven Ledger	51	Director

William Boyd has been a director since November 2007.  Mr. Boyd has served as the Chairman of the Board of Agility Recovery Solutions, a privately held disaster recovery and business continuity company since 2006.  He was CEO of Muzak Corporation from 1996 to 2000 and continued with Muzak in an advisory executive position and on the Board until August 2006.  He became associated with Muzak Corporation in 1968 as a sales representative and continued as a manager and franchise owner until he became CEO in 1996.  Mr. Boyd received a Bachelor of Arts degree in political science in 1963 from Beloit College in Wisconsin.  Mr. Boyd’s CEO level experience with Muzak and his overall experience in satellite networks, management, operations and financing matters are qualities and expertise that were determined to be particularly useful as a member of our Board.

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

James E. Solomon has served as Chief Financial Officer and Secretary since September 2008.  From 1995 to January 2002, Mr. Solomon was a business consultant primarily for emerging growth companies.  In January 2002, he formed Corporate Development Services, Inc., a business consulting firm, and has served as President since its formation.  From June 1993 to the present, Mr. Solomon has been an adjunct professor at the Graduate School of Business at the University of Utah.  Mr. Solomon served on the Board of Directors of Nevada Chemicals, Inc., a public company, until October 2008, as well as several privately-held companies. Mr. Solomon received a Bachelor of Science Degree in Finance from the University of Utah in 1972.  Mr. Solomon became a Certified Public Accountant in 1974.  Mr. Solomon’s experience in finance, accounting and business consulting, together with his role as our CFO and prior public company directorship, provide Mr. Solomon with expertise enabling critical input to our Board decision-making process.

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

Mark F. Spagnolo has been a director of ours since May 2010.  Mr Spagnolo has served as the President of Spagnolo Group, LP, a privately held technology consulting company from 2002 to the present.  From 2005 to 2009 he served as the President and CEO of Airband Communications, Inc., a privately held communications company specializing in providing services to enterprises using wireless technology.  From July 2003 to September 2004, Mr. Spagnolo served as the CEO of Broadwing Communications, Inc., a privately held communications company, which provided communications to enterprises and operated nationwide fiber optic networks.  He served as the President and CEO of MFN from 2001 to 2002, as President and CEO of SiteSmith, a privately held company founded to deliver internet outsourcing services to Global 2000 customers from 2000 to 2001. He served as President and CEO of UUNET, an industry leading internet communications company from 1997 to 2000.  Mr. Spagnolo earned a Bachelor of Science Degree in Industrial Engineering from Newark College of Engineering in 1973. Mr. Spagnolo has been active in the technology and communications industry throughout his career including developing products and bringing them to market.  Since we are engaged in bringing a software product used in the communications industry to market, his experience was deemed valuable to us.

Steven Ledger, age 51, has been a director since May 2011.  He is the founder and from September 2002 to the present has been the Managing Partner at Tamalpais Partners LLC, a privately held company that acts as a principal investor in, and advisor to, emerging growth companies.  From August 1999 to December 2002 he served as co-founder and managing partner of eCompanies Venture Group, a privately held company that managed an Internet focused, strategic venture capital fund whose investors included Sprint, Disney, Earthlink and Sun America. From January 1994 to December 1999, Mr. Ledger served as the co-founder and managing partner of Storie Partners, L.P., a technology focused investment fund that provided early lead investment capital to Earthlink Networks and SeeBeyond Technologies Corporation (acquired by Sun Microsystems). From September 1989 to October 1993 Mr. Ledger was a managing partner with Kayne Anderson Investment Management. Mr. Ledger graduated from the University of Connecticut in 1982 with a BA in Economics.  Mr. Ledger’s experience with technology companies and their financing was deemed valuable to us.

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors.  Our officers generally serve at the discretion of the board of directors.  One of our directors, Mr. Tiede, is an employee who serves as our president and chief executive officer.  The employment service of Mr. Tiede and Mr. Solomon are governed by the terms of their respective employment contracts.  See “Employment Contracts” in Item 11 below.

As noted above, Mr. Tiede has served as an officer and director of BI since August 2000 and as an officer and director of Interact Devices, Inc. (“IDI”) since April 2003.  During 2001 and 2002, BI entered into various licensing agreements with IDI and purchased shares of convertible preferred stock of IDI.  Management of BI determined that the CodecSys technology being developed by IDI represented a significant opportunity for BI and its future business prospects.  By April 2003, the financial condition of IDI had deteriorated significantly and BI provided a line of credit to IDI to sustain its operations.  At such time, BI also assumed operational control of IDI.  By October 2003, management of BI realized that IDI could not survive on its own notwithstanding the financial support provided by BI.  Accordingly, IDI filed for bankruptcy protection under chapter 11 of the federal bankruptcy code on October 23, 2003.  Over the next seven months, IDI continued its limited operations and designed a bankruptcy plan of reorganization which was confirmed on May 18, 2004.  Under the plan of reorganization, Broadcast International issued shares of our common stock to creditors of IDI and assumed certain liabilities of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI.  Since confirmation of the plan of reorganization, the operations of IDI have been consolidated with ours.

Board and Committee Matters

We maintain an audit committee of the board and a compensation committee of the board, each of which is discussed below.  We have not established a nominating committee of the board.  Our entire board of directors participates in the selection and nomination of candidates to serve as directors.  Our board has determined that three of our current directors are “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards, but that Mr. Tiede, our chief executive officer and president is not independent and Mr. Ledger, who serves as a consultant to the Company, is also not independent.

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

To our knowledge, during the year ended December 31, 2011, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, although one of our director’s filings was late.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions.  A copy of the code of ethics is included on our website at www.brin.com.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

Throughout this section, the individuals who served as our chief executive officer and chief financial officer during 2011 are collectively referred to as the “named executive officers.”

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

2011 Company Performance.  Because of the stage of our company’s development, the compensation committee looks at various factors in evaluating the progress the company has made and the services provided by the named executive officers.  In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2011 including the following:

•
Operations.  Our revenues increased approximately 15% from $7,313,218 in 2010 to $8,446,082 in 2011, which was principally the result of increasing the services we provide for our largest customer in 2011.  This customer has more retail locations than all of our other existing customers combined.  We were able to install our proprietary digital signage delivery and management hardware and software, which incorporates portions of our CodecSys software, at approximately 2,500 locations and now manage approximately 33,000 screens for this customer. We expanded the network further in 2011  and again received a grade of 100% vendor satisfaction from the customer’s vendor evaluation team.

•
CodecSys Milestones.  Our executive officers also made significant progress on the development of our CodecSys technology.  In 2011 we added Fujitsu North America to our list of technology partners and sales channel partners.  We trained salesmen and sales engineers for Fujitsu as an integral part of Fujitsu’s sales initiative for 2012.  Fujitsu joins  IBM, Microsoft, and HP as large companies that have included our video compression technology as a video compression solution and have proceeded with sales presentations and testing with their large video customers, which include large broadcasters, cable companies, and satellite companies.

•
During 2011 we expanded the installed base of test locations of our CodecSys version 2.0 to over 35 locations consisting principally of large international telecommunication companies and have moved toward contract with most of the test sites.

•
In December 2011 we entered into our first customer agreement with a cable company located in Mexico to utilize our CodecSys technology in providing an “Over-the-top” product offering to the cable company’s subscribers.  CodecSys was installed at the cable company and is operational in providing the service.  Although there have not been material revenues generated from the contract, it is important because it represents the first commercial installation of our codecSys product.

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

Executive Compensation Policy.  Our executive compensation policy is designed to establish an appropriate relationship between executive pay and our annual performance, our long-term growth objectives, individual performance of the executive officer and our ability to attract and retain qualified executive officers.  The compensation committee attempts to achieve these goals by integrating competitive annual base salaries with bonuses based on corporate performance and on the achievement of specified performance objectives, and to a lesser extent, awards through our long-term incentive plan.  The compensation committee believes that cash compensation in the form of salary and bonus provides our executives with short-term rewards for success in operations.  The compensation committee also believes our executive compensation policy and programs do not promote inappropriate risk-taking behavior by executive officers that could threaten the value of our company.

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

Role of Executive Officers in Compensation Decisions

The compensation committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all of our other senior management personnel. The CEO annually reviews the performance of the CFO and other senior management.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the compensation committee.  The compensation committee is charged with the responsibility of ensuring a consistent compensation plan throughout the company and providing an independent evaluation of the proposed adjustments or awards at all levels of management.  As such, the compensation committee has determined that it has the discretion to modify or adjust any proposed awards and changes to management compensation to be able to satisfy these responsibilities.

2011 Executive Compensation Components

For the fiscal year ended December 31, 2011, the principal components of compensation for the named executive officers were:

•	base salary; and

•	performance-based bonus compensation.

Base Salary.  The compensation committee determined that the executive officers had been compensated fairly relative to similarly situated executives, and approved no 2011 increases to the base salary of the CEO and CFO.  In determining the base salary of each executive officer, the compensation committee relied on publicly available information gathered by the compensation committee related to salaries paid to executive officers of similarly situated small public companies.

Performance-based Incentive Compensation.  Annual incentives for the executive officers are intended to recognize and reward those employees who contribute meaningfully to an increase in shareholder value and move the company toward profitability. No cash bonuses were paid for 2011 due to fiscal restraints, but 800,000 restricted stock units were issued to executive officers.  During the year, however, the company was able to expand the marketing of products that are now ready for sale.  Actual bonuses payable for 2012 will depend on the level of achievement of performance objectives established for the executive officers for the coming year and our financial condition.

Long-term Equity Incentive Compensation.  Long-term incentive compensation encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in our company through grants of options to purchase our common stock.  No stock options or other awards other than the restricted stock units were granted during 2011 to any of the named executive officers.  The board made awards of stock options to other employees under our equity incentive plan.

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

Compensation of Chief Executive Officer.  For the fiscal year ended December 31, 2011, we paid Rodney M. Tiede, CEO, a salary of $250,000. The compensation committee met with Mr. Tiede twice during 2011 to review his performance and individual objectives and goals versus results achieved.  The compensation committee reviewed all components of the CEO’s compensation, including salary, bonus, and equity incentive compensation, and under potential severance and change-in-control scenarios.  Mr. Tiede’s compensation package was determined to be reasonable and not excessive by the compensation committee based on compensation surveys for chief executive officers of small public companies.  The compensation committee determined that the recent economic recession and market conditions did not have a material impact on the compensation of the CEO or other management personnel.

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

Stock Option Plans

Under our 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited.  We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued stock options authorized under the 2004 Plan at December 31, 2011 was 2,130,420.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 1,165,000 at December 31, 2011.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2011, 2010 and 2009.  When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.  We have omitted in this report certain tables and columns otherwise required to be included because there was no compensation made with respect to such tables and columns, as permitted by applicable SEC regulations. The amounts shown as salary in the following table for 2009 do not include an amount equal to 10% of total salary for each executive which had been accrued, but the payment was deferred as explained above and was paid and included in 2010 compensation shown below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Unit Awards ($)	All Other Compen- sation ($)(1)	Total ($)

Rodney M. Tiede President & Chief Executive Officer	2011 2010 2009	$250,690 273,078 226,923	-- -- --	-- -- --	$555,000 -- --	$7,333 7,333 7,333	$813,023 280,411 234,256

James E. Solomon Chief Financial Officer and Secretary	2011 2010 2009	$256,980 283,270 204,231	-- -- --	-- -- --	$333,000 -- --	$10,200 11,331 9,069	$600,180 294,601 213,300
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

Potential Payments Upon Termination or Change of Control

The amount of compensation payable to the named executive officers upon voluntary termination, retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2011, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

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

Our non-employee directors receive fees of $48,000 per year, paid quarterly, and an initial grant of stock options to purchase 100,000 shares (thereafter annual grants of 25,000 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board.  The chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance.  Directors who are employees of Broadcast International receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant.  All restricted stock units granted to outside directors are immediately vested and are settled by the issuance of our common stock upon their respective retirements from the Board of Directors.  Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.  The directors voluntarily deferred 25% of their 2010 compensation until the equity raise was completed and have since deferred their compensation for third and fourth quarter of 2011.

Director Summary Compensation Table

The table below summarizes the compensation paid by us to our directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)	Restricted Stock Units ($)	Total ($)
Rodney M. Tiede (1)	--	--	--	--
James E. Solomon (1)	--	--	--	--
William Boyd	48,000	--	277,500	325,500
R. Phil Zobrist	48,000	--	166,500	214,500
Mark F. Spagnolo	48,000	--	111,000	159,000
Steven Ledger	32,000	--	101,000	133,000

(1)	Messers. Tiede and Solomon receive no compensation for serving as a director, but are compensated in their capacity as our president and CEO and CFO, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at March 26, 2012 by each director, executive officer, each person known by us to own beneficially more than 5% of our common stock, and all directors and executive officers as a group.

Beneficial Owner	Beneficial Ownership	Percent of Class

Gem Asset Management LC (1) 100 State Str. #2b Teaneck, New Jersey 07666	11,199,999	10.1%

Kingsbrook Opportunities Master Fund LP 590 Madison Avenue, 27th Floor New York, NY 10022	6,000,000	5.5%

Rodney M. Tiede (3) c/o Broadcast International, Inc. 7050 Union Park Avenue, Suite 600 Salt Lake City, UT 84047	3,518,541	3.1%

Leon Frenkel (4) 401 City Avenue, Suite 802 Bala Cynwyd, PA 19004	6,982,276	6.2%

R. Phil Zobrist (5)	1,721,366	1.6%
James E. Solomon (6)	662,500	*
William Boyd (7)	475,000	*
Mark F. Spagnolo (8)	200,000	*
Steven Ledger (9)	100,000	*
All directors and executive officers as a group (6 persons) (10)	6,547,413	6.0%

* Represents less than 1% of our common stock outstanding.

(1)	Includes 7,466,666 shares of common stock and warrants to purchase 3,733,333 shares of common stock. The control person of Gem Asset Management, LC is Daniel Lewis.

(2)	Includes 4,000,000 shares of common stock and a warrant to purchase 2,000,000 shares of common stock. The control person for Kingsbrook Opportunities Master Fund LP is Adam Chill.

(3)
Includes 500,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Tiede’s retirement from the Company and presently exercisable options to acquire 50,000 shares of common stock.

(4)
Includes 2,643,517 shares of common stock, presently exercisable warrants to purchase a total of 338,759 shares of common stock and an unsecured convertible note that is convertible into4,000,000 shares of common stock.

(5)
Includes 1,377,908 shares, presently exercisable options to acquire 100,000 shares, warrants to purchase 63,458 shares, and Restricted Stock Units that may be settled by the issuance of 150,000 shares of our common stock upon Mr. Zobrist’s retirement from the Board.

(6)
Includes 12,500 shares of common stock, presently exercisable options to acquire a total of 100,000 shares of common stock and 550,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Solomon’s retirement from the Company.

(7)
75,000 shares of common stock, presently exercisable options to acquire a total of 100,000 shares of common stock and 300,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Boyd’s retirement from the Board of Directors.

(8)	Includes 200,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Spagnolo’s retirement from the Board of Directors.

(9)	Includes 100,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Ledger’s retirement from the Board of Directors.

(10)	Includes warrants, presently exercisable options and vested restricted stock units to acquire a total of 2,213,458 shares of common stock held by all directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, information regarding our compensation plans under which shares of our common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities)
Equity compensation plans approved by security holders (1)	2,550,000	$1.25	1,165,000
Equity compensation plans not approved by security holders (2)	3,582,191	$1.42	2,130,420
Total	6,132,191	$1.35	3,295,420

(1)
Our 2008 equity incentive plan provides for the grant of stock options, stock appreciation rights, restricted stock and share equivalents, such as restricted stock units, to our employees, directors and consultants. The plan covers a total of 4,000,000 shares of our common stock.  As of December 31, 2011, restricted stock units representing 285,000 shares of our common stock had been settled.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.

(2)
Our 2004 long-term incentive plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants.  The plan covers a total of 6,000,000 shares of our common stock.  As of December 31, 2011, options to purchase 287,389 shares of common stock had been exercised.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

In January 2011, we granted options to the holder of our $1.0 million unsecured convertible note to acquire up to 500,000 shares of our common stock for services performed pursuant to a consulting agreement with the holder.  The options were exercisable at $1.00 per share and were exercisable for five years.

In April 2011, we issued 293,517 shares of our common stock and granted a warrant to acquire an additional 146,758 shares of our common stock in payment of accrued interest to the holder of our $1.0 million unsecured convertible note.  The warrant was exercisable at $.90 per share and had a life of five years.

On November 15, 2010 we entered into an amendment dated November 15, 2010 with the holder of our $1,000,000 unsecured convertible note due December 22, 2010, pursuant to which the maturity date of such note was extended to January 1, 2011.

In connection with the Debt Restructuring, the Company amended its note with the holder of its $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013. We issued to the holder of the note 150,000 shares of our common stock and issued a warrant to acquire up to 75,000 shares of common stock at an exercise price of $.90.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2011	2010
Audit fees	$70.000	$70,400
Audit-related fees	--	--
Tax fees	3,900	7,513
All other fees	9,700	2,400
Total	$83,600	$80,313

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2011 and 2010.  In addition, these fees for 2011 included fees associated with our registration statement under the Securities Act of 1933, as amended, filed with the SEC.  All audit fees incurred during 2011 and 2010 were pre-approved by the audit committee.

Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2011 and 2010 were pre-approved by the audit committee.

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

     (2)  Financial Statement Schedules.  All applicable schedule information is included in our financial statements included in Item 8 of this report. (a)Exhibits

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

10.4	Broadcast International 2008 Long-Term Incentive Plan. (Incorporated by reference to the Company's definitive Proxy Statement on schedule 14A filed with the SEC on April 17, 2009.)

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

10.20	Note and Warrant Purchase and Security Agreement dated December 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K filed with the SEC on December 30, 2011)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: March 29, 2012	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 29, 2012	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 29, 2012	/s/ James E. Solomon

By: James E. Solomon
Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 29, 2012	/s/ R. Phil Zobrist

By: R. Phil Zobrist
Its: Director

Date: March 29, 2012	/s/ Mark Spagnolo

By: Mark Spagnolo
Its: Director

Date: March 29, 2012	/s/ William Boyd

By: William Boyd
Its: Director
Date: March 29, 2012	/s/ Steven Ledger

By: Steven Ledger
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Broadcast International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2012

             BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	DEC 31, 2010	DEC 31, 2011
ASSETS:
Current Assets
Cash and cash equivalents	$6,129,632	$961,265
Trade accounts receivable, net	1,125,055	1,239,903
Inventory	52,175	60,851
Prepaid expenses	190,877	203,973
Total current assets	7,497,739	2,465,992
Property and equipment, net	2,419,891	1,417,134
Other Assets, non current
Debt offering costs	--	123,278
Patents, net	167,410	131,079
Deposits and other assets	624,598	406,004
Total other assets, non current	792,008	660,361

Total assets	$10,709,638	$4,543,487

LIABILITIES AND STOCKHOLDERS DEFICT
LIABILITIES:
Current Liabilities
Accounts payable	$1,552,006	$1,252,538
Payroll and related expenses	341,255	390,206
Other accrued expenses	381,015	175,008
Unearned revenue	139,437	10,449
Current portion of notes payable (net of discount of $0 and $103,859, respectively)	775,000	2,068,016
Other current obligations	1,426,834	1,067,649
Derivative valuation	14,759,300	3,760,200
Total current liabilities	19,374,847	8,724,066
Long-term Liabilities
Long-term portion of notes payable (net of discount of $992,832 and $659,496, respectively)	6,187,984	6,349,445
Other long-term obligations	1,067,649	--
Total long-term liabilities	7,255,633	6,349,445
Total liabilities	26,630,480	15,073,511
Commitments and contingencies	--	--
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 74,078,153 and 75,975,656 shares issued as of December 31, 2010 and December 31, 2011, respectively	3,703,908	3,798,783
Additional paid-in capital	92,867,561	96,859,058
Accumulated deficit	(112,492,311)	(111,187,865)
Total stockholders’ deficit	(15,920,842)	(10,530,024)

Total liabilities and stockholders’ deficit	$10,709,638	$4,543,487

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended Dec 31, 2010	For the Year Ended Dec 31, 2011

Net sales	$7,313,218	$8,446,082
Cost of sales	5,185,779	5,868,601
Gross profit	2,127,439	2,577,481

Operating expenses:
Administrative and general	4,139,717	6,172,794
Selling and marketing	254,002	1,277,629
Research and development	2,711,933	2,410,249
Impairment of assets	--	26,180
Depreciation and amortization	766,614	685,191
Total operating expenses	7,872,266	10,572,043
Total operating loss	(5,744,827)	(7,994,562)

Other income (expense):
Interest income	3,295	2,327
Interest expense	(11,354,858)	(1,000,072)
Gain (loss) on derivative valuation	(3,480,311)	11,724,400
Loss on sale of securities	(49,264)	--
Equity issuance costs related to warrants	(1,102,682)	--
Gain on debt restructuring	3,062,457	--
Debt conversion costs	--	(476,234)
Loss on extinguishment of debt	--	(954,017)
Loss on sale of assets	--	(362)
Other income, net	2,073	2,966
Total other income (expense)	(12,919,290)	9,299,008

Income (loss) before income taxes	(18,664,117)	1,304,446
Provision for income taxes	--	--
Net income (loss)	$(18,664,117)	$1,304,446

Income (loss) per share basic	$(0.43)	$0.02
Income (loss) per share diluted	$(0.43)	$0.02

Weighted average shares basic	43,353,180	75,416,916
Weighted average shares diluted	43,353,180	78,098,166

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional	Retained
	Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2009	39,690,634	$1,984,532	$77,760,811	$(93,828,194)	$(14,082,851)

Common stock issued for cash	2,558,325	127,916	1,407,084	--	1,535,000

Common Stock Issued for Sr. Convertible note extension	3,000,000	150,000	3,140,000	--	3,290,000

Common stock issued for debt restructuring	800,000	40,000	760,000	--	800,000

Common stock issued for equity financing and bridge loan, net of costs	24,999,981	1,249,999	3,932,268	--	5,182,267

Common stock issued for services and prepaid services	458,974	22,949	414,553	--	437,502

Common stock issued on debt conversion	1,590,049	79,502	1,496,998	--	1,576,500

Common stock issued for interest	168,223	8,411	96,553	--	104,964

Common stock issued for purchase of software license	200,000	10,000	206,000	--	216,000

Common stock issued for settlement of Restricted Stock Units	35,000	1,750	(1,750)	--	--

Common stock issued for brokerage commissions	600,000	30,000	(30,000)	--	--

Common stock issued for unsecured convertible note extension	150,000	7,500	127,500	--	135,000

Equity issuances related to warrants	--	--	1,074,505	--	1,074,505

Termination of sr. convertible 6.25% note warrant	--	--	1,354,167	--	1,354,167

Common stock retirements for warrant exchanges	(177,500)	(8,874)	8,874	--	--

Issuance costs for unsecured convertible note	--	--	2,800	--	2,800

Common stock issued in exchange for IDI shares	4,467	223	3,800	--	4,023

Stock based compensation	--	--	1,113,398	--	1,113,398

Net loss	--	--	--	(18,664,117)	(18,664,117)

Balance, December 31, 2010	74,078,153	$3,703,908	$92,867,561	$(112,492,311)	$(15,920,842)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2011 AND 2010 (Continued)
			Additional	Retained
	Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2010	74,078,153	$3,703,908	$92,867,561	$(112,492,311)	$(15,920,842)

Common stock issued on debt conversion, net of costs	1,307,153	65,357	1,230,790	--	1,296,147

Common stock issued for interest	135,369	6,768	74,453	--	81,221

Common stock issued for option exercises	55,098	2,755	15,549	--	18,304

Common stock issued for warrant exercises	372,272	18,614	241,386	--	260,000

Common stock issued in exchange for IDI shares	27,611	1,381	9,379	--	10,760

Equity issued for interest	--	--	157,400	--	157,400

Stock based compensation	--	--	2,262,540	--	2,262,540

Net Income	--	--	--	1,304,446	1,304,446

Balance, December 31, 2011	75,975,656	$3,798,783	$96,859,058	$(111,187,865)	$(10,530,024)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended Dec 31, 2010	For the Year Ended Dec 31, 2011
Cash flows from operating activities:
Net Income (loss)	$(18,664,117)	$1,304,446
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,572,934	1,483,868
Common stock issued for services	437,501	--
Common stock issued for interest	104,964	19,634
Common stock issued for note extensions	3,290,000	--
Non-cash interest upon conversion of convertible notes	864,115	--
Common stock issued for in process research and development	4,024	10,760
Accretion of discount on convertible notes payable	4,193,684	340,377
Capitalized interest on notes payable	1,491,162	--
Equity issuance costs related to warrants	1,102,682	--
Stock based compensation	1,113,398	2,262,540
Warrants issued for interest	--	157,400
Warrants issued for debt extinguishment costs	--	404,000
Loss on extinguishment of debt	--	954,017
Gain on debt restructuring	(3,062,457)	--
Loss (gain) on derivative liability valuation	3,480,311	(11,724,400)
Loss on sale of securities available for sale	49,264	--
Loss on sale of assets	--	362
Loss on impairment of assets	--	26,180
Allowance for doubtful accounts	(41,824)	10,149
Changes in assets
Decrease (increase) in accounts receivable	104,429	(124,997)
Decrease (increase) in inventories	53,235	(8,676)
Decrease (increase) in debt offering costs	447,525	(102,978)
Decrease in prepaid and other assets	101,541	205,498
Changes in liabilities
Decrease in accounts payable	(475,462)	(267,452)
Increase (decrease) in accrued expenses	(76,647)	13,823
Increase (decrease) in deferred revenues	47,708	(128,988)
Net cash used in operating activities	(3,862,030)	(5,164,437)

Cash flows from investing activities:
Purchase of equipment	(167,355)	(472,505)
Proceeds from the sale of auction rate preferred securities	225,000	--
Proceeds from sale of assets	--	1,183
Net cash provided (used) by investing activities	57,645	(471,322)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	--	18,304
Proceeds from equity financing	12,703,814	--
Payments on principal on debt	(7,843,289)	(1,526,834)
Equity issuance costs	--	(24,078)
Proceeds from equipment financing	1,535,000	700,000
Proceeds from notes payable	3,275,000	1,300,000
Net cash provided by financing activities	9,670,525	467,392

Net increase (decrease) in cash and cash equivalents	5,866,140	(5,168,367)
Cash and cash equivalents, beginning of period	263,492	6,129,632

Cash and cash equivalents, end of period	$6,129,632	$961,265

Supplemental disclosure of cash flow information:
Interest paid	$840,755	$357,246
Income taxes paid	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 – Organization and Basis of Presentation

Broadcast International, Inc. (the Company) is the consolidated parent company of BI Acquisitions, Inc. (BI), a wholly-owned subsidiary, and Interact Devices, Inc. (IDI), a 94% owned subsidiary.

BI was incorporated in Utah in December 1999 and began operations in January 2000.  It is a communications services and technology company headquartered in Salt Lake City, Utah.  The Company operates two divisions – BI Networks and CodecSys.

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

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation and subsequent share acquisitions, for the years ended December 31, 2011 and 2010, the Company owned, on a fully diluted basis, approximately 55,897,169 and 55,482,997 common share equivalents of IDI, representing approximately 94% of the equity of IDI.

The audited consolidated financial statements herein include operations from January 1, 2010 to December 31, 2011. IDI produced losses from operations during the period; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2011 and 2010, we had bank balances of $909,182 and $6,860,418, respectively in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2011, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward. For the year ended December 31, 2011 we recorded a $26,180 valuation impairment related to two patent applications for areas outside the United States.

Amortization expense recognized on all patents totaled $10,151 and $10,003 for the year ended December 31, 2011 and 2010, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2012, for each of the next five years is as follows:

Year ending December 31:
2012	$11,588
2013	11,343
2014	10,121
2015	10,121
2016	10,121

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. After our review at December 31, 2011 it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $2,410,249 and $2,711,933 of research and development costs for the years ended December 31, 2011 and 2010, respectively.

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

A small number of customers account for a large percentage of our revenue.  For the year ended December 31, 2011 89% of our revenues were from our largest customer compared to 87% from this customer for the year ended December 31, 2010. Our largest customer signed a three year contact which we began servicing in the second half of 2009.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2010 and 2011:

	For the Year Ended 2010		For the year Ended 2011
Numerator
Net income (loss)	$(18,631,117)	$	$1,304,446
Denominator
Basic weighted average shares outstanding	43,353,180		75,416,916
Effect of dilutive securities:
Stock options and warrants	--		131,250
Restricted stock units	--		2,550,000
Diluted weighted average shares outstanding	43,353,180		78,098,166

Net income (loss) per common share
Basic	$(0.43)	$	$0.02
Diluted	$(0.43)	$	$0.02

Potentially dilutive securities representing 24,597,134 shares of common stock were excluded from the computation of diluted earnings per common share for the year ended December 31, 2011, because their effect would have been anti-dilutive.

Options and warrants to purchase 20,442,170 shares of common stock and 950,000 restricted stock units were outstanding at December 31, 2010. As we experienced a net loss during the year ended December 31, 2010, no common stock equivalents have been included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2011 and 2010 were $68,703 and $7,704, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update defers certain paragraphs of ASU 2011-05 so that reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected. This Update is effective for fiscal years beginning after December 15, 2011 for public entities and for fiscal years ending after December 15, 2012 for private companies to be consistent with ASU 2011-05. The Company will not present reclassifications in and out of other comprehensive income in accordance with this Update in 2012.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This Update is applicable to all entities that have financial instruments and derivative instruments that are either 1) offset in accordance with current guidance or 2) subject to an enforceable master netting arrangement.  The Update requires an entity with these types of instruments to disclose information about offsetting and related arrangements. Both net and gross information for these assets and liabilities is required to be disclosed. This Update is effective for fiscal years beginning on or after January 1, 2013. The Company doesn’t expect this Update to impact the Company’s financials since it does not currently have any financial instruments or derivative instruments that are offset.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other  (Topic 350)- Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. This Update now allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step process of (1) comparing the fair value of the reporting unit to its carrying value and (2) test to measure the amount of the impairment loss if the fair value is less than the carrying value.  The more likely than not threshold is defined as having a likelihood of more than 50%.  The option to first assess qualitative factors can be bypassed and an entity can proceed directly to performing the first step of the two-step goodwill impairment test. Some examples of circumstances to consider are 1) macroeconomic conditions, 2) industry and market conditions, 3) cost factors that have a negative impact on earnings, 4) overall financial performance such as negative or declining cash flows 5) other relevant entity specific events and 6) sustained decrease in stock price. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if the financial statements have not been issued.  The Company will evaluate whether or not it will utilize the qualitative assessment option prior to performing the first goodwill impairment test in 2012 and will also determine if it wants to adopt the Update early and utilize the option for its goodwill impairment test, typically done during the 4th quarter.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRSs. The Amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs.  The Boards of both organizations worked together to ensure fair value has the same meaning and the measurement and disclosures would be the same other than minor differences in wording. The Amendments explain how to measure fair value and do not require any additional fair value measurements. A couple of the more significant changes are 1) Clarification that quantitative information about unobservable inputs categorized as Level 3 should be disclosed, 2) Specifies that premiums and discounts should be applied in the absence of Level 1 input if market participants would do so, but that premiums or discounts related to size/quantity should not be considered, 3) Additional disclosure requirements for fair value measurements categorized as Level 3, an entity’s us of a nonfinancial asset in a way that differs from the asset’s highest and best use and the categorization by level for items not measured at fair value in the statement of financial position, but for which fair value disclosure is required. The amendments in this Update are to be applied prospectively. The Update is effective during interim and annual periods beginning after December 15, 2011.  The Company doesn’t expect this guidance to have a significant impact on its financials since the amount of items disclosed at fair value is minimal, but will ensure the guidance is followed for items disclosed at fair value.

These Updates were issued in 2010 or 2009, but became or will become effective on or after January 1, 2011 so they are included below.  Note: Only significant ones that may impact the Company are included.

In April 2010, the FASB issued ASU No 2010-17, Revenue Recognition – Milestone Method (Topic 605) – Milestone Method of Revenue Recognition. The amendment in this Update affect vendors that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. Previous to this Update, authoritative guidance on the use of the milestone method did not previously exist. This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive such as being (1) Be commensurate with either of the following: a. The vendor’s performance to achieve the milestone or b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone (2) Relate solely to past performance and (3) Be reasonable relative to all deliverables and payment terms in the arrangement. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. Other proportional revenue recognition methods are also acceptable. The amendments in this Update are effective prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  Early adoption is permitted. This guidance didn’t have a significant impact on its financials since it doesn’t have any research or development deliverable arrangements.

In October 2009, the FASB issued Accounting Standard Update No 2009-14, Software (Topic 985) – Certain Revenue Arrangement that Include Software Elements. This Update affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole.  This Update does not provide guidance on when revenue should be recognized; however, it is likely that vendors affected by this Update will recognize revenue earlier than current practice because of the different revenue guidance, including the ASU 2009-13.  This Update does not affect software revenue arrangements that do not include tangible products and does not affect arrangements with software that includes services if the software is essential to the functionality of the services.  The Update indicates that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer with in the scope of the software revenue recognition guidance (subtopic 985-605).  The Update provides guidance on how to determine which software, if any, relating to the tangible product should be excluded from the scope of software revenue recognition.  This Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011).  The Company has adopted this guidance but it is not expected to have a material impact in periods subsequent to adoption, but will evaluate if there are new arrangements entered into that might be impacted.

In October 2009, the FASB issued Accounting Standard Update No 2009-13, Revenue Recognition (Topic 650) – Multiple-Deliverable Revenue Arrangements a Consensus of the FASB EITF.  This Update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements.  When there are multiple deliverables, this Update indicates a Company should estimate the selling price of each of the deliverables if there is no vendor specific-objective evidence or third party evidence available.  Previous to this Update (current practice), if there was no specific-objective or third party evidence, then the deliverable was not separated.  The update provides examples regarding how to estimate the selling price.  The Update also expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements.  A Vendor will be required to disclose the following information by similar type of arrangement: 1) a description of multiple-deliverable arrangements 2) significant deliverables within the arrangement 3) general timing of their delivery or performance of deliverables 4) significant factors and estimates used to determine vendor-specific evidence, third-party evidence or estimated selling price and significant changes in the selling price or the methodology or assumptions used to estimate the selling price and 5) general timing of revenue recognition for separate units of accounting.   This Update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011).  The Company has adopted this guidance but it is not expected to have a material impact in periods subsequent to adoption.

The Company noted that there are several significant exposure drafts that may impact the company if they are codified.  We have also considered any changes in our business that might make any existing pronouncements applicable.  Based upon our review of any potential changes, there is no additional disclosure that has not been previously considered.

Note 3 – Accounts Receivable

Included in our $1,239,903 and $1,125,055 net accounts receivable for the years ending December 2011 and 2010, respectively, were (i) $1,269,579 and $1,031,796 for billed trade receivables, respectively; (ii) $23,814 and $143,542 of unbilled trade receivables, respectively; (iii) $0 and $207 for employee travel advances and other receivables, respectively; less (iv) $53,490 and $50,490 for allowance for uncollectible accounts, respectively.

Included in the numbers above is our single largest customer for each year ended December 31, 2011 and, 2010, which provided 89% and 87% of total revenue and represented 79% and 88% of our trade receivables on December 31, 2011 and 2010, respectively. Our largest customer signed a three-year agreement which we began servicing in the second half of 2009.  Any material reduction in revenues generated from our largest customer could harm our results of operations, financial condition and liquidity.

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

Net proceeds from the Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down debt and the remainder was used for working capital.

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

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions were not satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

During the year ended December 31, 2011, we issued Castlerigg 400,000 warrants pursuant to a waiver agreement dated March 10, 2011 allowing the issuance of shares and warrants for the conversion of the AR Note Payable without adjusting the conversion price of the Amended and Restated Senior 6.25% Convertible Note.  These warrants contain full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. The warrant holder exercised these warrants using a cashless provision resulting in the company issuing 372,272 shares of our common stock. A valuation gain of $144,000 was recorded to reflect the change in value of the aggregate derivative from the time of issue to the date of conversion.

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013. We also issued 150,000 shares and a five year warrant to acquire up to 75,000 shares of common stock at an exercise price of $90 per share to the holder of this note as consideration to extend the term of the note.

Investor warrants totaling 12,499,980 issued under the Placement Agency Agreement contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model.

We recorded an aggregate derivative liability of $2,785,000 and $10,750,000 as of December 31, 2011 and 2010, respectively, related to the warrants mentioned above. A derivative valuation gain of $7,875,000 and $2,250,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and December 31, 2009, respectively.  The aggregate derivative liability of $2,875,000 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.60%, (ii) expected life (in years) of 4; (iii) expected volatility of 77.97%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.54.

Note 5 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the years ending December 31, 2011 and 2010 was as follows:

	December 31, 2010	December 31, 2011

Amended and Restated Senior 6.25% Convertible Note	$6,180,816	$6,180,816
Unsecured Convertible Note	7,168	340,504
Pledged A/R Note Payable	775,000	--
Bridge Loan Note Payable	--	1,196,141
Equipment Purchase and Sale Agreement	--	700,000
Total	6,962,984	8,417,461
Less Current Portion	(775,000)	(2,068,016)
Total Long-term	$6,187,984	$6,349,445

Senior Unsecured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 (which principal amount has been increased as discussed below).The senior secured convertible note was originally due December 21, 2010, but was extened to December 21, 2013 and has been subsequently retired. See Subsequent Events Footnote 15.  Because of this financing condition, the note may revert back to December 21, 2010. The senior secured convertible note bears interest at 6.25% per annum (which rate has been changed as discussed below) if paid in cash.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances or may be capitalized and added to the principal.  The original principal of the note was convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements. In August 2009 we received a waiver from the note holder releasing their security interest for the equipment purchased under our sale lease back financing.

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

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions were not satisfied.  The agreement also contains full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

We recorded an aggregate derivative liability of $285,200 and $2,607,400 at December 31, 2011 and 2010, respectively, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the Original Note.  A derivative valuation gain of $2,322,200 and a derivative valuation loss of $1,240,711 was recorded during the years ended December 31, 2011 and 2010, respectively, to reflect the change in value of the aggregate derivative. For the year ended December 31, 2010 the value of the warrants of the Original Note at time of cancellation was $1,354,167 was recorded to additional paid in capital. The aggregate derivative liability of $285,200 for the Amended and Restated Note conversion feature was calculated at December 31, 2011 using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate of 0.25%, (ii) expected life (in years) of 2.0 for the; (iii) expected volatility of 66.80% for the conversion feature, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.54.

For the year ended December 31, 2010 debt discounts were accreted over the term of the obligation, for which $4,078,631 was included in interest expense.  The note bears a 6.25% annual interest rate payable quarterly.  For the year ended December 31, 2010, $1,465,543 ($1,491,162 offset by $25,619 note interest accrued in 2009) was included in interest expense for capitalized interest. The amount of capitalized interest was added to the principal of the note and was computed at an annual interest rate of 9%.

The $6,180,816 value of the Amended and Restated Note at December 31, 2011 consists of $5,500,000 for the principal due of the note plus $680,816 for aggregate future interest due of which $171,875 is payable in 2012 and has been included in current debt obligations.

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

During March 2011, we issued 135,369 shares of common stock to the holder of our unsecured convertible note in satisfaction of $81,221 of accrued interest on the unsecured convertible note.  Also in connection with the satisfaction of the accrued interest we granted to the holder a warrant to acquire up to 221,758 additional shares of our common stock at an exercise price of $0.96 per share.  The warrant is exercisable at any time for a five-year period. For the year ended December 31, 2011, the $157,400 value of the warrant was included in interest expense.

We recorded an aggregate derivative liability of $300,000 and $1,401,900 as of December 31, 2011 and 2010, respectively, related to the conversion feature of the note. A derivative valuation gain of $1,101,900 and a derivative valuation loss of $336,900, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and December 31, 2009, respectively.  The aggregate derivative liability of $300,000 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate .025%, (ii) expected life (in years) of 2; (iii) expected volatility of 67.11%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.54.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $340,504 and $7,168 was included in interest expense for the years ended December 31, 2011 and 2010, respectively.  The note bears an 8% annual interest rate payable semi-annually, and for the years December 31, 2011 and 2010, $80,000 and $159,666, respectively, was included in interest expense.

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

During the year ended December 31, 2011 we remitted $100,000 of the principal balance plus accrued interest of $8,360 and converted the remaining $675,000 of principal balance plus $109,292 of accrued and unpaid interest into 1,307,153 shares of our common stock and warrants to purchase an additional 653,576 shares of our common stock. The warrants contain anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than $1.00 per share.

At December 31, 2011 we recorded an aggregate derivative liability of $156,300 related to the warrant reset provision. A derivative valuation gain of $293,800 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $156,300 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.60%, (ii) expected life (in years) of 4.2; (iii) expected volatility of 77.33%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.54.

Bridge Loan

On December 28, 2011 we entered into a Note and Warrant Purchase and Security Agreement with seven individuals for an aggregate of $1,300,000 (“Bridge Loan”)to be used as working capital. The note bears an annual interest rate of 18%, payable monthly in cash. Additionally, we granted to the holders of the Bridge Loan warrants with a five year term to purchase an aggregate of 357,500 shares of our common stock at an exercise price of $0.65 per share which expires five years after the issuance date. The note was due on February 28, 2012, and has been extended.  See Subsequent Events Footnote 15.  The note is collateralized by a security interest in all of our accounts receivable

In connection with the Bridge Loan, we paid an $84,500 placement fee and issued warrants to purchase 65,000 shares of our common stock at an exercise price of $.65 per share to our investment banker for services in completing the above transaction and paid a $3,000 escrow fee to the Escrow Agent in exchange for holding the funds prior to their disbursement to us.

All warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued on the transaction date using a Black Scholes pricing model.

At December 31, 2011 we recorded an aggregate derivative liability of $143,700 related to the warrant reset provision. A derivative valuation loss of $12,500 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $143,700 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.90%, (ii) expected life (in years) of 5; (iii) expected volatility of 84.03%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.54.

Equipment Purchase and Sale Agreement

In October 2011, we entered into an Equipment Purchase and Sale Agreement with a Utah corporation whereby we use the funds advanced to purchase certain electronic receiving and digital signage equipment along with installation costs.  A 3% fee is due each month the amount remains outstanding.  At December 31, 2011 we had an outstanding amount owed of $700,000 and had accrued two months of fees totaling $42,000 which was included as interest expense for the year ended December 31, 2011.

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

The unsecured 3% convertible notes contained price protection adjustments in the event we issued new common stock in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. We recorded no aggregate derivative liability at December 31, 2010 related to these notes and valuation loss of $345,500 for the year ended December 31, 2010 to reflect the change in value of the aggregate derivative prior to conversion into equity.

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

Unsecured Short Term Notes

During the year ended December 31, 2010, we entered into five short-term notes with two individuals and three corporations totaling $700,000 of which $650,000 has been repaid to the note holders, and $50,000 (plus $1,150 of earned interest) was converted into 51,150 shares of our common stock. We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes. The notes with the two individuals were dated June 7, 2010, each in the principal amount of $50,000 and due on July 31, 2010 with an annual interest rate of 12%. During the year ended December 31, 2010, one of these notes was paid in full and the other was converted into shares of our common stock mentioned above.

One of the notes with one of the corporations was dated June 29, 2010 in the principal amount of $100,000, with an annual interest rate of 12%, and was originally due on July 31, 2010.  The due date, however, was extended to December 31, 2010 and was paid in full at December 31, 2010.  Another obligation resulting from payment due on a commission agreement of $50,000, with an annual interest rate of 1% per month was paid in full during the year ended December 31, 2010. On July 1, 2010, we entered into a revolving line of credit promissory note with a company with a maximum line of credit of $500,000 to finance the purchase of equipment to be placed at customer locations. Payment on this note was due the earlier of December 31, 2010 or receipt of payment from our customer for the financed equipment. During the year ended December 31, 2010, we borrowed $500,000 on the line of credit note and repaid the balance in full. For the year December 31, 2010, an aggregate of $39,908, net of $1,150 converted into equity above, was included in interest expense related to these obligations.

Note 6 – Investment in Interact Devices, Inc (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became CodecSys.

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,800 shares of our common stock,  and paid cash of approximately $312,768 in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents in IDI to approximately 51,426,719 shares.

Since May 18, 2004, we have acquired an aggregate of 4,470,450 additional common share equivalents IDI. During the years ended December 31, 2011 and 2010, we acquired 414,172 and 67,000 IDI common share equivalents in exchange for 27,611 and 4,467 shares of our common stock valued at $10,760 and $4,024, respectively. As of December 31, 2011, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of December 31, 2011 and 2010, we have advanced an aggregate amount of $3,126,772 and $2,847,430 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 7 – Operating Leases

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 39-month lease, the term of which ends January 31, 2015.  The lease covers approximately 13,880 square feet of office space leased at a rate of $23,049 per month.  We occupy a production studio located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, which consists of approximately 7,500 square feet on a month to month basis, at the rate of $7,000 per month plus utilities. We have no other properties.  We recognized rent expense of approximately $463,694 and $459,283, in 2011 and 2010, respectively.

We also lease copy machines on multi-year leases that expire in March 2014 at a minimum rate of $655 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2011 are as follow:

2012	$284,447
2013	284,447
2014	278,552
2015	23,049
$870,495

Note 8 – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2011:

	2010	2011

Deferred tax assets
NOL carry-forward	$19,540,852	$23,862,500
General business credit carry-forwards	1,045,243	1,147,000
Deferred compensation	79,594	83,500
Allowance for doubtful accounts	19,691	21,000
Deferred tax liabilities
Depreciation	(413,391)	(173,000)

Valuation allowance	(20,271,989)	(24,941,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2011 due to the following:

	2010	2011

Federal income tax (expense) benefit at statutory rates	$524,317	$1,902,500
State income tax (expense) benefit at statutory rates	27,595	280,000
Change in valuation allowance	(551,912)	(2,182,500)
	$-	$-

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $61,200,000 that may be offset against future taxable income from the year 2012 through 2031.  No tax benefit has been reported in the December 31, 2010 and 2011 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

Note 9 – Preferred and Common Stock

We have authorized two classes of stock, 20,000,000 shares of preferred stock with no par value and 180,000,000 shares of common stock with a $0.05 par value. No preferred stock has been issued, while 75,975,656 shares of common stock were issued and outstanding at December 31, 2011. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the year ended December 31, 2011, we issued 1,897,503 shares of our common stock as follows: (i) 1,307,153 for debt to equity conversions, (ii) 372,272 for warrant exercises, (iii) 135,369 for interest instead of cash, (iv) 55,098 for employee option exercises, (v) 27,611 shares for conversion of IDI share equivalents.

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

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at December 31, 2011 was 2,130,420.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 1,165,000 at December 31, 2011.

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

The fair values for the options granted in 2011 and 2010 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010
Risk free interest rate	1.91%	3.14%
Expected life (in years)	6.2	7.5
Expected volatility	80.89%	80.71%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended December 31, 2011 and 2010, was $0.61 and $0.80, respectively.

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

The fair values for the warrants granted in 2011 and 2010 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010
Risk free interest rate	2.07%	1.34%
Expected life (in years)	5.0	2.89
Expected volatility	85.37%	88.65%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants granted during the years ended December 31, 2011 and 2010, was $0.67 and $0.53, respectively.

For the year ended December 31, 2011 we recognized $2,262,540 of stock based compensation expense with $219,154 and $1,919,386 recorded in our research and development and general and administrative departments, respectively, for) $1,544,000 for 1,400,000 restricted stock units issued to all 5 members of the board of directors, (ii) $124,000 for 200,000 restricted stock units issued to one employee, (iii) $364,000 for 600,000 options issued to one individual and one corporation for consulting services, (iv) $96,489 for 909,200 options granted to 43 employees, (v) $15,000 for 50,000 options granted to one member of our advisory board, (vi) $4,263 for 8,700 options granted to 15 of our non-employee installation technicians and (vi) $114,788 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.  Additionally, we issued (i) 221,758 warrants to our unsecured convertible note holder, (ii) 653,576 warrants related to our accounts receivable purchase agreements, (iii) 422,500 related to our Bridge Loan. See Note 5. There were 400,000 warrants exercised in the year ending December 31, 2011.

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

The following table summarizes option and warrant activity during the years ended December 31, 2011 and 2010.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2009	13,167,337	$2.20
Options granted	100,000	1.05
Warrants issued	21,096,434	1.18
Expired	(6,322,527)	1.80
Forfeited	(7,589,074)	2.51
Exercised	-	-

Outstanding at December 31, 2010	20,442,170	1.13
Options granted	1,567,900	0.91
Warrants issued	1,697,834	0.68
Expired	(302,054)	18.67
Forfeited	(2,510,201)	0.08
Exercised	(455,098)	-

Outstanding at December 31, 2011	20,440,551	$1.10

The following table summarizes information about stock options and warrants outstanding at December 31, 2011.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.55-0.95	2,244,616	5.19	$0.83	1,582,116	$0.79
1.00-5.00	18,195,135	4.02	1.13	17,871,823	1.13
9.50	800	0.42	9.50	800	9.50
$0.55-9.50	20,440,551	4.15	$1.10	19,454,739	$1.10

There were 55,098 options exercised in the year ended December 31, 2011 and no options exercised in the year ended December 31, 2010. There was no intrinsic value of options and warrants available and exercisable at December 31, 2011.

Restricted Stock Units

For the years ended December 31, 2011 and 2010, 1,600,000 and 100,000 restricted stock units were awarded, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule.  All of the restricted stock units vested during the year they were awarded.

The following is a summary of restricted stock unit activity for the years ended December 31, 2011 and 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2009	885,000	$1.69
Awarded at fair value	100,000	0.94
Canceled/Forfeited	--	--
Settled by issuance of stock	(35,000)	1.70
Outstanding at December 31, 2010	950,000	1.61
Awarded at fair value	1,600,000	1.04
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at December 31, 2011	2,550,000	$1.25
Vested at December 31, 2011	2,550,000	$1.25

Included in stock based compensation for the year ended December 31, 2011, was $1,668,000 as follows; (i) $1,544,000 for 1,400,000 restricted stock units issued to all 5 members of the board of directors, (ii) $124,000 for 200,000 restricted stock units issued to one employee, all of which were recorded in general and administrative expense.

Included in stock based compensation for the year ended December 31, 2010, was $94,000 recorded in general and administrative expenses related to the award of 100,000 restricted stock units to one member of our board of directors. During the year ended December 31, 2010, 35,000 restricted stock units were settled by two individuals through the issuance of 35,000 shares of our common stock.

The impact on our results of operations for recording stock-based compensation for the years ended December 31, 2011 and 2010 is as follows:

	For the years ended
	December 31,
	2011	2010
General and administrative	$1,919,386	$762,135
Research and development	219,154	351,263

Total	$2,262,540	$1,113,398

Total unrecognized stock-based compensation was $531,178 at December 31, 2011, which we expect to recognize over the next three years in accordance with vesting provisions as follows:

2012	$262,271
2013	182,698
2014	86,209
Total	$531,178

Note 11 – Equipment Financing

On August 27, 2009, we completed an equipment lease financing transaction with a financial institution.  Pursuant to the financing, we entered into various material agreements with the financial institution. These agreements are identified and summarized below.

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we will sell to the financing institution certain telecommunications equipment to be installed at 1,981 of our customer’s retail locations in exchange for a one time payment of $4,100,670 by the financial institution. We will pay to the financial institution 36 monthly lease payments and at the expiration of the equipment lease will pay the greater of the then in place fair market value of the equipment or 10% of the original purchase price.

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreements and service payments thereunder during the term of the equipment lease. We received a waiver from our 6.25% convertible note holder releasing their security interest in the equipment purchased under this sale lease-back financing.

The sale lease-back financing arrangement with the financial institution related to the purchase and deployment of certain digital signage equipment for a new customer.  As a result of this financing, we incurred an obligation to make 36 monthly payments of approximately $141,000 plus applicable sales taxes. The proceeds of the financing are being used to purchase and install the digital signage equipment for our customer and for general working capital purposes.  We have the right to terminate the lease after making 33 payments for a termination fee of the greater of approximately $451,000 or the in place fair market value of the equipment after which time we would own all of the equipment.  We have accounted for this arrangement as a capital lease.

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

During 2011 we had made lease payments totaling approximately $1,688,382 of which $1,423,528 was applied toward the outstanding lease and $264,854 was included in interest expense. Additionally, we expensed $50,268 of our lease acquisition fee of $150,792 which is being recognized over the life of the lease included in interest expense for the year ended December 31, 2011.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2011:

			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Treasury cash reserve securities	961,265	961,265	--	--
Auction rate preferred securities	--	--	--	--
Total assets measured at fair value	$961,265	$961,265	$--	$--

Liabilities
Derivative valuation (1)	$3,760,200	$--	$--	$3,760,200
Total liabilities measured at fair value	$3,760,200	$--	$--	$3,760,200

(1) See Notes 4 & 5 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2011.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2010	$(14,759,300)
Total gains or losses (realized and unrealized)
Included in net income	11,724,400
Valuation adjustment	--
Purchases, issuances, and settlements, net	(725,300)
Transfers to Level 3	--
Balance at December 31, 2011	$(3,760,200)

Money Market Funds and Treasury Securities

The money market funds and treasury cash reserve securities balances are classified as cash and cash equivalents on our consolidated balance sheet.

Auction Rate Preferred Securities

As of December 31 2009, we had investments in Auction Rate Preferred Securities (ARPS), totaling $300,000 ($274,264 fair value) which were in AAA rated funds were reflected at fair value. The fair values of these securities were estimated utilizing a discounted cash flow analysis of the estimated future cash flows for the ARPS as of December 31, 2009. During the year ended December 31, 2010, we redeemed these ARPS for $225,000 through a second market broker and recognized a $49,264 loss on sale of available for sale securities. Additionally, we retired our $162,500 ARPS secured note for which the ARPS had been held as collateral.

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

Note 13 – Retirement Plan

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan, subject to IRS Code Section 415 limitations. We match contributions up to 100% of the first 3% of a participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2011 and 2010, we made matching contributions totaling $90,453 and $99,919, respectively.

Note 14 – Supplemental Cash Flow Information

2011

•
During the year ended December 31, 2011, we granted options to acquire up to 600,000 shares of our common stock valued at $389,000 to two consultants in consideration of consulting services to be rendered by the consultants over a one-year period pursuant to a written consulting agreement. For the year ended December 31, 2011, the value of options is being recognized over the contract period and  $364,000 was included in stock based compensation.

•	During the year ended December 31, 2011 we issued 135,369 shares our common stock to an individual for interest owed on a debt obligation, valued at $81,221 which was accrued at December 31, 2010.

•
During the year ended December 31, 2011 we acquired 414,172 IDI common share equivalents in exchange for 27,611 shares of our common stock valued at $10,760 which was expensed to research and development.

•
During the year ended December 31, 2011, we recognized $1,483,868 in depreciation and amortization expense from the following: (i) $798,677 related to cost of sales for equipment used directly by or for customers, (ii) $675,040 related to equipment other property and equipment, and (iii) $10,151 for patent amortization.

•
For the year ended December 31, 2011, an aggregate non-cash expense of $340,377 was recorded for the accretion of our convertible notes of which (i) $333,336 was related to our unsecured convertible note and (ii) $7,041 was for our bridge loan.

•
On March 21, 2011, the Company, converted $784,292 of its short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Equity Financing. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, the Company issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. The $784,292 above is net of expense and includes $109,292 of interest of which $89,658 was accrued in the year ended December 31, 2010 and $19,634 which was included as interest expense for the year ended December 31, 2011. The Company’s objective for converting the short-term debt into equity is to conserve cash for further market development.

•
In March 2011, we granted to the holder of our senior unsecured convertible note a warrant to acquire 400,000 shares of our common stock at an exercise price of $.05 per share in consideration of a waiver of the holder’s reset provision that allowed us to convert certain short terms loans to equity without causing an adjustment in the conversion price of our senior note.  The warrants had a 5-year life from the date of grant, contained full-ratchet anti-dilution price protection provisions and were valued at $404,000 using a Black Scholes pricing model on the date of grant. During the year ended December 31, 2011, the warrant holder exercised these warrants using a cashless provision resulting in the company issuing 372,272 shares of our common stock

2010

•
During the year ended December 31, 2010, we issued 458,974 shares of our common stock valued in aggregate at $437,501 to three companies and three individuals for consulting services rendered the expense for which is included in our general and administrative expense.

•
During the year ended December 31, 2010, we issued 200,000 shares our common stock valued at $216,000 to a corporation for the purchase of a H.264 codec software license to be used in our CodecSys product development. We have included it as an asset on our balance sheet and will amortize it as part of cost of sales.

•
During the year ended December 31, 2010, we acquired 67,000 IDI common share equivalents in exchange for 4,467 shares of our common stock valued at $4,024 which was expensed to research and development.

•
During the year ended December 31, 2010, we recognized $1,572,934 in depreciation and amortization expense from the following: (i) $806,321 related to cost of sales for equipment used directly by or for customers, (ii) $756,610 related to equipment other property and equipment, and (iii) $10,003 for patent amortization.

•
For the year ended December 31, 2010, an aggregate non-cash expense of $4,193,684 was recorded for the accretion of our convertible notes of which (i) $4,078,631 was related to our the senior unsecured convertible 6.25% note (ii) $7,168 is for our unsecured convertible note and (iii) $107,885 was for unsecured 3%convertible notes.

•
During the year ended December 31, 2010, we issued 3,000,000 and 150,000 shares our common stock valued at $3,290,000 and $135,000 to our senior secured 6.25% convertible note holder and unsecured convertible note holder, respectively as part of amendment and extension agreements.

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

We paid no cash for income taxes during the years ended December 31 2011 and 2010.

Note 15 – Subsequent Events

On March 16, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “Debt Restructuring”) resulting in complete satisfaction the senior indebtedness.  Net proceeds from the Equity Financing, after deducting the commissions and the estimated legal, printing and other costs and expenses related to the financing, were approximately $6.2 million.

The Company entered into a Securities Purchase Agreement (“SPA) dated March 13, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of its securities.  The SPA included a purchase price of $.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $.35 per share; and (2) the “B” Warrant, will not be exercisable unless and until the occurrence of a future issuance of our stock at less than $0.25 per share, but, in the event of such issuance, grants the investors the right to acquire additional shares at a price of $0.05 per share to reduce the impact of dilution caused by such future issuance, but in no event shall the number of shares issuable under the B Warrant cause the Company to exceed the number of authorized common shares. The shares in excess of our authorized shares that would have been issuable under the B Warrant shall be “net settled” by payment of cash in an amount equal to the number of shares in excess of the authorized common shares multiplied by the closing price of our common stock as of the trading day immediately prior to the applicable date of the exercise of such B Warrant. The B Warrant shall be extinguished upon the earlier of: (a) a subsequent financing of at least five million dollars and terms no more favorable than that received by investors in the 2012 Equity Financing; (b) after the effective date of the registration statement registering securities issued in the Equity Financing if the volume-weighted average closing price of the Company’s common stock exceeds $.50 per share for a period of 30 trading days and no Volume Failure (as defined in the B Warrant) (measuring the daily average dollar volume of our Common Stock against a minimum volume of $500,000 per day) exists during such period, and the Company is then current in its public filings; or (c) 78 months.

In addition to commission of 10% of the gross offering proceeds paid in cash to the placement agents, the Company also issued to the placement agents warrants to acquire up to 4,170,000 of our common stock at an exercise price of $.35 per share.  The warrants have a six year life.

On December 28, 2011, the Company entered into a bridge loan transaction with six individuals and one trust pursuant to which the Company issued unsecured notes in the aggregate principal amount of $1.3 million.  The bridge loan maturity date was extended on February 28, 2012, to a date the earlier of nine months from the original maturity date or the completion of an offering of the Company’s securities that results in gross proceeds to the Company of at least $12 million. In consideration of the extension, the Company issued warrants to the holders to acquire up to 247,500 shares of our common stock at an exercise price of $.35 per share.  The warrants have a six year life.

In connection with the 2012 Equity Financing and under the terms of the SPA, two of the above described bridge lenders converted the principal balance of their portion of the bridge loan in the amount of $ 400,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing.  In addition, one other entity converted the amount owed by the Company for equipment purchases in the amount of $500,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing.

Effective March 16, 2012, the Company also closed on the Debt Restructuring.  In connection therewith, the Company paid $2.75 million to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock in full and complete satisfaction of the senior convertible note and approximately $84,000 of accrued interest. In connection with the Debt Restructuring, we also issued 586,164 shares of our common stock to Philadelphia Brokerage Company, one of our placement agents, for its services in negotiating and closing the Debt Restructuring.

Effective March 16, 2012, the conversion price of the Company’s unsecured convertible note reset to $.25 per share, the offering price in the 2012 Equity Financing.  The note is now convertible into 4,000,000 shares of our common stock instead of 1,666,667 shares of our common stock.

On January 30, 2012, we issued 250,000 shares of our common stock to a holder of options to acquire 500,000 shares of our common stock in exchange for the cancellation of the options.

In January 2012 we issued 20,000 options to one employee of the company.

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

10.4	Broadcast International 2008 Long-Term Incentive Plan. (Incorporated by reference to the Company's definitive Proxy Statement on schedule 14A filed with the SEC on April 17, 2009.)

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

10.20	Note and Warrant Purchase and Security Agreement dated December 28, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K filed with the SEC on December 30, 2011)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Management contract or compensatory plan or arrangement.