Form 10-Q
period 2012-03-31
BROADCAST INTERNATIONAL INC
filed 2012-05-14
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 2, 2012
Common Stock, $.05 par value	107,227,820 shares
Broadcast International, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2012
		(Unaudited)
ASSETS:
Current Assets
Cash	$961,265	$1,338,037
Trade accounts receivable, net	1,239,903	962,558
Inventory	60,851	333,299
Prepaid expenses	203,973	171,455
Total current assets	2,465,992	2,805,349
Property and equipment, net	1,417,134	1,162,059
Other Assets, non current
Debt offering costs	123,278	97,280
Patents, net	131,079	128,542
Deposits and other assets	406,004	335,852
Total other assets, non current	660,361	561,674

Total assets	$4,543,487	$4,529,082

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$1,252,538	$1,629,097
Payroll and related expenses	390,206	373,520
Other accrued expenses	175,008	185,792
Unearned revenue	10,449	12,277
Current portion of notes payable (net of discount of $103,859 and $153,264, respectively)	2,068,016	746,736
Other current obligations	1,067,649	679,068
Derivative valuation	3,760,200	7,169,944
Total current liabilities	8,724,066	10,796,434
Long-term Liabilities
Long-term portion of notes payable (net of discount of $659,496 and $576,162, respectively	6,349,445	423,838
Total long-term liabilities	6,349,445	423,838
Total liabilities	15,073,511	11,220,272
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 75,975,656 and 106,611,820 shares issued as of December 31, 2011 and March 31, 2012, respectively	3,798,783	5,330,591
Additional paid-in capital	96,859,058	99,351,561
Accumulated deficit	(111,187,865)	(111,373,342)
Total stockholders’ deficit	(10,530,024)	(6,691,190)

Total liabilities and stockholders’ deficit	$4,543,487	$4,529,082

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011	2012

Net sales	$1,687,264	$1,745,097
Cost of sales	1,275,537	1,245,492
Gross profit	411,727	499,605

Operating expenses:
Administrative and general	2,608,372	1,329,281
Selling and marketing	159,937	516,399
Research and development	597,771	556,567
Depreciation and amortization	180,793	162,632
Total operating expenses	3,546,873	2,564,879
Total operating loss	(3,135,146)	(2,065,274)

Other income (expense):
Interest income	788	--
Interest expense	(381,189)	(342,728)
Gain on derivative valuation	4,219,300	1,629,325
Debt conversion costs	(476,234)	(1,076,473)
Gain (loss) on extinguishment of debt	(970,033)	1,672,575
Loss on disposition of assets	(602)	159
Other income (expense), net	(3,849)	(3,061)
Total other income (expense)	2,388,181	1,879,797

Loss before income taxes	(746,965)	(185,477)
Provision for income taxes	--	--
Net loss	$(746,965)	$(185,477)

Net loss per share – basic & diluted	$(0.01)	$(0.00)

Weighted average shares – basic & diluted	74,249,600	81,140,958

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(746,965)	$(185,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382,995	360,937
Common stock issued for services	--	137,500
Common stock issued for interest	19,634	--
Accretion of discount on convertible notes payable	83,334	130,454
Stock based compensation	1,546,542	96,165
Loss (gain) on sale of assets	602	(159)
Loss (gain) on extinguishment of Debt	970,033	(1,672,575)
Gain on derivative liability valuation	(4,219,300)	(1,629,325)
Warrants issued for interest	157,400	--
Warrants issued for debt extinguishment costs	404,000	--
Warrants issued and expensed for issuance costs	--	1,076,473
Allowance for doubtful accounts	1,126	(3,098)
Changes in assets and liabilities:
Decrease in accounts receivable	105,416	280,443
Increase in inventories	(59,420)	(272,448)
Decrease in debt offering costs	--	25,998
Decrease (increase) in prepaid and other assets	(45,333)	102,670
Increase (decrease) in accounts payable and accrued expenses	(754,590)	370,657
Increase (decrease) in deferred revenues	(31,629)	1,828

Net cash used in operating activities	(2,186,155)	(1,179,957)

Cash flows from investing activities:
Purchase of equipment	(194,680)	(103,866)
Proceeds from the sale of assets	--	700

Net cash provided by investing activities	(194,680)	(103,166)

Cash flows from financing activities:
Proceeds from equity financing	--	6,050,000
Principal payments on debt	(438,132)	(3,338,581)
Equity issuance costs	(24,078)	(776,483)
Proceeds from the exercise of options and warrants	18,304	--
Payments for debt extinguishment costs	--	(275,041)

Net cash provided (used) by financing activities	(443,906)	1,659,895

Net increase (decrease) in cash	(2,824,741)	376,772

Cash beginning of period	6,129,632	961,265

Cash end of period	$3,304,891	$1,338,037

Supplemental disclosure of cash flow information:
Interest paid	$88,254	$189,161
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2012

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2011 and March 31, 2012 and the results of operations for the three months ended March 31, 2011 and 2012, respectively, with the cash flows for each of the three months ended March 31, 2011 and 2012, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Note 2 - Reclassifications

Certain 2011 financial statement amounts have been reclassified to conform to 2012 presentations.

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

As we experienced net losses during the three month periods ending March 31, 2012 and 2011, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 38,273,682 and 21,261,952, shares of common stock at prices ranging from $0.35 to $11.50 and $0.05 to $36.25 per share were outstanding at March 31, 2012 and 2011, respectively. Additionally, restricted stock units of 2,550,000 and 2,250,000 were outstanding at March 31, 2012 and 2011, respectively. Furthermore, the Company had convertible debt that was convertible into 4,000,000 and 5,740,741 shares of common stock at March 31, 2012 and 2011, respectively that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at March 31, 2012 was 2,614,789.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 1,165,000 at March 31, 2012.

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

The fair values for the options granted for the three months ended March 31, 2012 and 2011 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Risk free interest rate	1.82%	0.98%
Expected life (in years)	10.0	3.0
Expected volatility	77.78%	84.76%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2012 and 2011 was $0.37 and $0.60, respectively.

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

The fair values for the warrants issued for the three months ended March 31, 2012 and 2011 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Risk free interest rate	1.32%	2.04%
Expected life (in years)	5.99	5.00
Expected volatility	82.67%	85.82%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the three months ended March 31, 2012 and 2011 was $0.27 and $0.79, respectively.

Results of operations for the three months ended March 31, 2012 and 2011 includes $96,165 and $1,546,542, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $96,165 non-cash stock-based compensation expense for the three months ended March 31, 2012 are $683 for 30,000 options granted to 2 employees and $95,482 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

Included in the $1,546,542 for the three months ended March 31, 2011 is (i) $1,433,000 for 1,300,000 restricted stock units issued to all 5 members of the board of directors, (ii) $50,000 for 500,000 options issued to one individual for consulting services and (iii) $63,542 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.

The impact on our results of operations for recording stock-based compensation for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
General and administrative	$59,130	$1,478,417
Research and development	37,035	68,125

Total	$96,165	$1,546,542

Due to unexercised options and warrants outstanding at March 31, 2012, we will recognize an additional aggregate total of $541,595 of compensation expense over the next four years based upon option and warrant award vesting parameters as shown below:

2012	$265,729
2013	186,398
2014	89,909
2015	242
Total	$542,278

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2012.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2011	20,440,551	$1.10
Options granted	30,000	0.50
Warrants issued	18,317,500	0.35
Expired	(14,369)	0.55
Forfeited	(500,000)	1.10
Exercised	--	--

Outstanding at March 31, 2012	38,273,682	$0.65

The following table summarizes information about stock options and warrants outstanding at March 31, 2012.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.35-0.95	33,731,303	5.02	$0.54	33,038,803	$0.54
1.00-5.00	4,541,579	4.05	1.48	4,219,934	1.51
9.50	800	0.17	9.50	800	9.50
$0.35-9.50	38,273,682	4.91	$0.65	37,259,537	$0.65

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the three months ended March 31, 2012 no restricted stock units were awarded.  During the three months ended March 31, 2011, 1,300,000 restricted stock units were awarded.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2012.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	2,550,000	$1.25
Awarded at fair value	--	--
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at March 31, 2012	2,550,000	$1.25
Vested at March 31, 2012	2,550,000	$1.25

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At March 31, 2012 and December 31, 2011, we had bank balances of $1,045,948 and $909,182, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $962,558 and $1,239,903 net accounts receivable for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, were (i) $963,845 and $1,269,579 for billed trade receivables, respectively; (ii) $48,655 and $23,814 of unbilled trade receivables (iii) $428 and $0 for employee travel advances and other receivables, respectively; less (iv) ($50,370) and ($53,490) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of March 31, 2012, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 for the three months ended March 31, 2012 and 2011. Estimated amortization expense, if all patents were issued at the beginning of 2012, for each of the next five years is as follows:

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $556,567 and $597,771 of research and development costs for the three months ended March 31, 2012 and 2011, respectively.

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

For the three months ended March 31, 2012 and 2011, we had the same customer that individually constituted 87%, of our total revenues.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the three months ended March 31, 2012 and year ended December 31, 2011 was as follows:

	December 31, 2011	March 31, 2012

Amended and Restated Senior 6.25% Convertible Note	$6,180,816	$--
Unsecured Convertible Note	340,504	423,838
Bridge Loan Note Payable	1,196,141	746,736
Equipment Purchase and Sale Agreement	700,000	--
Total	8,417,461	1,170,574
Less Current Portion	(2,068,016)	(746,736)
Total Long-term	$6,349,445	$423,838

Amended and Restated Senior 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000.  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000.  The senior secured convertible note was originally due December 21, 2010, but was extended to December 21, 2013 and has been subsequently retired as discussed below.  The senior secured convertible note bore interest at 6.25% per annum, if paid in cash.  Interest payments could be made through issuance of common stock in certain circumstances or could be capitalized and added to the principal.  The original principal of the note was convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.

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

On March 26, 2010, we entered into an amendment and extension agreement with the holder of the senior secured convertible note which conditionally amended the maturity date of the note to December 21, 2011.  In consideration of entering into the agreement, the note holder was issued 1,000,000 shares of our restricted common stock valued at $990,000.

On July 30, 2010, we entered into a further amendment agreement with the holder of the senior secured convertible note regarding the note and warrant reset provisions.  The July 30, 2010 amendment conditionally amended the maturity date of the note to June 21, 2012.  The holder of the note agreed to a conversion price of the note of $1.80 per share instead of the price at which we sold equity between then and September 30, 2010.  In addition, the number of warrants originally granted to the holder pursuant to the 2007 financing increased from 1,875,000 to 5,208,333 and were exercisable at $1.80 per share.  The warrants continued to be exercisable any time for the five years from the original date of grant.  In consideration of entering into the July 30, 2010 amendment the note holder was issued 2,000,000 shares of common stock as well as an additional 800,000 shares of common stock contingent upon completion of the required equity raise.

On October 29, 2010, we entered into an amendment agreement with the holder of the senior secured convertible note regarding the note and warrant provisions which among other items extended the expiration date of the warrants to December 31, 2013.

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

The Amended and Restated Note, dated December 23, 2010, was a senior, unsecured note that matured in three years from the closing and bore interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note was convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note was convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contained various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

The Investor Rights Agreement provides Castlerigg with certain registration rights with respect to the Company’s securities held by Castlerigg.  These registration rights include an obligation of the Company to issue additional warrants to Castlerigg if certain registration deadlines or conditions were not satisfied.  The agreement also contained full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above.

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness under the Amended and Restated Note.

A portion of the net proceeds from the 2012 Equity Financing was used to close on the 2012 Debt Restructuring. The Company paid $2,750,000 and issued 2,000,000 shares of common stock valued at $760,000 in satisfaction of the Amended and Restated Note and remaining interest value of $680,816. In consideration of negotiating the 2012 Debt Restructuring and amending our agreement with our placement agent, we paid $275,041 and issued to it 586,164 shares of our common stock valued at $222,742 and recognized a $2,173,033 gain on extinguishment of debt as a result of this retirement.

With the retirement of the Amended and Restated Note we recorded no aggregate derivative liability at March 31, 2012, however at the date of retirement we recorded a derivative valuation gain of $203,700, related to the conversion feature of the Amended and Restated Note to reflect the change in value of the aggregate derivative from December 31, 2011 to the date of retirement. The derivative value of $81,500 at the date of retirement was recorded as additional paid in capital.

As of March 31, 2011 we recorded an aggregate derivative liability of $1,711,100, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the Original Note.  A derivative valuation gain of $896,300 was recorded during the three months ended March 31, 2011, to reflect the change in value of the aggregate derivative liability from December 31, 2010 to March 31, 2011.

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

On December 24, 2010 we closed on a Debt Restructuring as mentioned above. In connection with that Debt Restructuring the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We issued 150,000 shares and 75,000 warrants exercisable at $.90 per share to the holder of this note as consideration to extend the term of the note.  The warrant is exercisable for a five year period.

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

We recorded an aggregate derivative liability of $655,000 and $1,016,300 as of March 31, 2012 and 2011, respectively, related to the conversion feature of the note. A derivative valuation loss of $355,000 and a derivative valuation gain of $385,600, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $655,000 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate .034%, (ii) expected life (in years) of 1.8; (iii) expected volatility of 68.73%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.35.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $83,334 was included in interest expense for the three months ended March 31, 2012 and 2011.  The note bears an 8% annual interest rate payable semi-annually, and for the three months ended March 31, 2012 and 2011, $20,000 was included in interest expense.

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

During the three months March 31, 2011 we remitted $100,000 of the principal balance plus accrued interest of $8,360 and converted the remaining $675,000 of principal balance plus $109,292 of accrued and unpaid interest into 1,307,153 shares of our common stock and warrants to purchase an additional 653,576 shares of our common stock. The warrants contain anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than $1.00 per share.

At March 31, 2012 and 2011 we recorded an aggregate derivative liability of $92,500 and $423,700 related to the warrant reset provision. A derivative valuation gain of $63,800 and $26,400 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and 2011, respectively.  The aggregate derivative liability of $92,500 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.78%, (ii) expected life (in years) of 4; (iii) expected volatility of 79.61%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.35.

Bridge Loan

On December 28, 2011 we entered into a Note and Warrant Purchase and Security Agreement with seven individuals for an aggregate of $1,300,000 (“Bridge Loan”) to be used as working capital. The note bears an annual interest rate of 18%, payable monthly in cash. Additionally, we granted to the holders of the Bridge Loan warrants with a five year term to purchase an aggregate of 357,500 shares of our common stock at an exercise price of $0.65 and subsequently reset to $0.53, per share which expires five years after the issuance date. The note was due on February 28, 2012, but the term was subsequently extended to the earlier of the date nine months from the original maturity date or the date we close on an additional sale of our securities that results in gross proceeds to us of $12 million.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 per share. This note is collateralized by a security interest in all of our accounts receivable

In connection with the Bridge Loan, we paid an $84,500 placement fee and issued warrants to purchase 65,000 shares of our common stock at an exercise price of $0.65 per share and subsequently reset to $0.53, to our investment banker for services in completing the above transaction and paid a $3,000 escrow fee to the Escrow Agent in exchange for holding the funds prior to their disbursement to us.

On March 26, 2012, we closed on the 2012 Equity Financing and under the terms of the associated securities purchase agreement, two of the above described bridge lenders converted the principal balance of their portion of the bridge loan in the amount of $ 400,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing, reducing the outstanding principal balance to $900,000. The warrants issued had a total value of $222,426 which resulted in a loss on extinguishment of debt of $222,426. The aggregate derivative liability and valuation gain or loss for the warrants issued for the converted portion of the principal balance are included in the aggregate of 2012 Equity Financing information. See Note 7.

All warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued using a Black Scholes pricing model.

At March 31, 2012 we recorded an aggregate derivative liability of $80,300 related to the reset provision for the original and placement warrants issued. A derivative valuation gain of $63,400 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2011.  The aggregate derivative liability of $80,300 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.05%, (ii) expected life (in years) of 4.7; (iii) expected volatility of 80.56%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.35.

At March 31, 2012 we recorded an aggregate derivative liability of $54,500 related to the reset provision for the warrants issued for an extension of the maturity date. A derivative valuation gain of $42,025 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $54,500 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.05%, (ii) expected life (in years) of 4.7; (iii) expected volatility of 80.41%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.35.

The principal value of the note is being accreted over the amended term of the obligation, for which $47,120 was included in interest expense for the three months ended March 31, 2012.  The note bears an 18% annual interest rate, and for the three months ended March 31, 2012, $54,741 was included in interest expense.

Equipment Purchase and Sale Agreement

In October 2011, we entered into an Equipment Purchase and Sale Agreement with a lender whereby we use the funds advanced to purchase certain electronic receiving and digital signage equipment along with installation costs.  A 3% fee was due each month the amount remained outstanding

On March 26, 2012, we closed on the 2012 Equity Financing and under the terms of the associated securities purchase agreement the above described lender converted the principal balance of its portion of the loan in the amount of $500,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing, the remaining $200,000 principal balance plus $105,000 of interest due was paid in cash. Of the $105,000 paid, $42,000 was accrued from 2011 and $63,000 was included in interest expense for the three months ended March 31, 2012. The warrants issued had a total value of $278,032 which resulted in a loss on extinguishment of debt of $278,032. The aggregate derivative liability and valuation gain or loss for the warrants issued for the converted portion of the principal balance are included in the aggregate of 2012 Equity Financing information. See Note 7.

Note 7 – 2012 Equity Financing and the Debt Restructuring

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

We entered in to a Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of the Company’s securities, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock and warrants issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 23, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of our securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $0.35 per share; and (2) The “B” Warrant will not be exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, grants the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event shall the number of shares to be issued under the B Warrant cause us to exceed the number of authorized shares of common stock. The shares in excess of our authorized shares that would have been issuable under the B Warrant shall be “net settled” by payment of cash in an amount equal to the number of shares in excess of the authorized common shares multiplied by the closing price of our common stock as of the trading day immediately prior to the applicable date of the exercise of such B Warrant. The B Warrant shall be extinguished upon the earlier of: (a) a subsequent financing of at least $5 million on terms no more favorable than that received by the investors in the 2012 Equity Financing; (b) after the effective date of the registration statement registering securities issued in the Equity Financing if the volume-weighted average closing price of the Company’s common stock exceeds $.50 per share for a period of 30 trading days and no Volume Failure (as defined in the B Warrant) (measuring the daily average dollar volume of our Common Stock against a minimum volume of $500,000 per day) exists during such period, and the Company is then current in its public filings; or (c) 78 months.

Net proceeds from the 2012 Equity Financing, after deducting the commissions and the estimated legal, printing and other costs and expenses related to the financing, were approximately $6.1 million.  Coincident to the closing of the 2012 Equity Financing, we also closed on the 2012 Debt Restructuring.  In connection therewith, the Company paid $2,750,000 to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock in full and complete satisfaction of the senior convertible note and all accrued interest. In consideration of negotiating the 2012 Debt Restructuring, we issued to one of our placement agents 586,164 shares of our common stock and paid them $275,041.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended to the earlier of the date nine months from the original maturity date or the date we close on an additional sale of our securities that results in gross proceeds to us of $12 million.  In consideration of the Bridge Loan we granted to the holders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 per share.

In connection with the 2012 Equity Financing and under the terms of the SPA, two of the above described bridge lenders converted the principal balance of their portion of the bridge loan in the amount of $400,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing.  In addition, one other entity converted the amount owed by us for equipment purchases in the amount of $500,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing. The proceeds from these conversions were treated as funds raised with respect to the financing.

In connection with the 2012 Equity Financing and under the terms of the SPA, the Company agreed to prepare and file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  If the Company fails to file the registration statement within 60 days or to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company will be obligated to pay a cash penalty equal to 1% of the gross 2012 Equity Financing proceeds for each 30-day period after the deadlines, until either the registration statement is filed or declared effective, as the case may be.

All warrants listed below were issued with price protection provisions and were accounted for as derivative liabilities. The A Warrants were valued using the Black Scholes pricing model and the B Warrants were valued using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach.

	Common Shares Issued	Number of A Warrants	Value of A Warrants	Value of B Warrants	Total Warrant Value
Investors	24,200,000	12,100,000	$3,267,000	$97,191	$3,364,191
Bridge Loan Conversion	1,600,000	800,000	216,000	6,426	222,426
Equipment Finance Conversion	2,000,000	1,000,000	270,000	8,032	278,032
Agency	--	4,170,000	1,125,900	33,495	1,159,395
Total	27,800,000	18,070,000	$4,878,900	$145,144	$5,024,044

We recorded an aggregate derivative liability of $4,662,644 as of March 31, 2012, related to the reset feature of the A warrants and the B warrants mentioned above. A derivative valuation gain of $361,400 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants issued.  The aggregate derivative liability of $4,662,644 was calculated as follows: (1) $4,517,500 for the reset feature of the A warrants using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.33%, (ii) expected life (in years) of 6; (iii) expected volatility of 82,90%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.35 and (2) $145,144 for the B warrants using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach and with the following assumptions: (i) risk free interest rate 1.33%, (ii) expected life (in years) of 6; (iii) expected volatility of 82.90%; (iv) maximum percent of B warrants allowed 4.99%, and (v) stock trading price of $0.35.

Note 8 – 2010 Equity Financing and the Debt Restructuring

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

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of our securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and had an exercise price of $1.00 per share which was reset to $0.78 pursuant to the 2012 Equity Financing.

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

The Amended and Restated Note, dated December 23, 2010, was a senior, unsecured note that matured in three years from the closing and bore interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of $350,434 at the closing.  The Amended and Restated Note was convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contained various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

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

In connection with the Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013. We also issued 150,000 shares and 75,000 warrants to acquire our common stock at $.90 per share to the holder of this note as consideration to extend the term of the note.

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

A portion of the net proceeds from the 2012 Equity Financing was used to close on the 2012 Debt Restructuring therewith, the Company paid $2,750,000 and issued 2,000,000 shares of common stock valued at $760,000 in satisfaction of the $5,500,000 senior convertible note and $72,570 of accrued interest then owing and retired the remaining accrued interest value of $608,066.

Investor warrants totaling 12,499,980 issued under the Placement Agency Agreement contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. Pursuant to the 2012 Equity Financing the exercise price was reset to $0.78 per share.

We recorded an aggregate derivative liability of $1,625,000 and $7,785,000 as of March 31, 2012 and 2011, respectively, related to the reset feature of the warrants issued under the Placement Agency Agreement. A derivative valuation gain of $1,250,000 and $2,875,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $1,625,000 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate .078%, (ii) expected life (in years) of 3.7; (iii) expected volatility of 77.04%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.35.

Note 9 – Fair Value Measurements

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2012:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	$--	$--	$--	$--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$7,169,944	$--	$--	$7,169,944
Total liabilities measured at fair value	$7,169,944	$--	$--	$7,169,944

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2011	$(3,760,200)
Total gains or losses (realized and unrealized)
Included in net loss	1,629,325
Valuation adjustment	--
Purchases, issuances, and settlements, net	(5,039,069)
Transfers to Level 3	--
Balance at March 31, 2012	$(7,169,944)

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

Note 10 – Equipment Financing

On August 27, 2009, we completed an equipment lease financing transaction with a financial institution.  Pursuant to the financing, we entered into various material agreements with the financial institution. These agreements are identified and summarized below.

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we sold to the financing institution certain telecommunications equipment to be installed at 1,981 (subsequent additional locations have increased the customer’s network to an aggregate of approximately 2,100 locations) of our customer’s retail locations in exchange for a one time payment of $4,100,670 by the financial institution. We will pay to the financial institution 36 monthly lease payments of approximately $144,000 plus applicable sales taxes. We have the right to terminate the lease after making 33 payments for a termination fee of the higher of approximately $451,000 or the then “in-place fair market value” after which time we would own all of the equipment.  We have accounted for this arrangement as a capital lease.

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

During the three months ended March 31, 2012 and 2011, we made lease payments totaling approximately $422,096 and $422,096 of which $388,581 and $337,174 was applied toward the outstanding lease with $33,515 and $84,922, respectively, included in interest expense.

Additionally, we recognized amortization of the lease acquisition fee of $12,567 which was included in interest expense for the three months ended March 31, 2012 and 2011.

Note 11 – Interact Devices Inc. (IDI)

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

Since May 18, 2004, we have acquired an aggregate of 4,470,450 additional common share equivalents IDI. As of March 31, 2012, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of March 31, 2012 we have advanced an aggregate amount of $3,194,078 pursuant to a promissory note that is secured by assets and technology of IDI.

Note 12 – Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This Update defers certain paragraphs of ASU 2011-05 so that reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected. This Update is effective for fiscal years beginning after December 15, 2011 for public entities and for fiscal years ending after December 15, 2012 for private companies to be consistent with ASU 2011-05. The Company will not present reclassifications in and out of other comprehensive income in accordance with this Update in 2012, but will present other comprehensive income as per ASU 2011-05 starting with the first quarter of 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This Update eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity in order to increase the prominence of other comprehensive income items and to facilitate convergence with IFRS. The Update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (a statement of income and statement of other comprehensive income).  Additionally, adjustments for items reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  This Update should be applied retrospectively. For public entities, the Update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the Update is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. This impacts how items for Other Comprehensive Income are presented and the Company will follow the guidance starting in Q1 2012.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other  (Topic 350)- Testing Goodwill for Impairment. The objective of this Update is to simplify how entities test goodwill for impairment. This Update now allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step process of (1) comparing the fair value of the reporting unit to its carrying value and (2) test to measure the amount of the impairment loss if the fair value is less than the carrying value.  The more likely than not threshold is defined as having a likelihood of more than 50%.  The option to first assess qualitative factors can be bypassed and an entity can proceed directly to performing the first step of the two-step goodwill impairment test. Some examples of circumstances to consider are 1) macroeconomic conditions, 2) industry and market conditions, 3) cost factors that have a negative impact on earnings, 4) overall financial performance such as negative or declining cash flows 5) other relevant entity specific events and 6) sustained decrease in stock price. The Update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011 if the financial statements have not been issued.  If necessary, the Company will evaluate whether or not it will utilize the qualitative assessment option prior to performing the first goodwill impairment test in 2012, typically done during the 4th quarter.

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

Note 13 – Supplemental Cash Flow Information

2012

During the three months ended March 31, 2012, we issued 250,000 shares of our common stock valued at $137,500 to one consultant in consideration for cancellation of a warrant issued for consulting services rendered.

For the three months ended March 31, 2012 an aggregate non-cash expense of $130,454 was recorded for the accretion of notes payable as follows: (i) $83,334 for the unsecured convertible note and (ii) $47,120 for the Bridge Loan.

For the three months ended March 31, 2012, we recognized $382,994 in depreciation and amortization expense from the following: (i) $199,613 related to cost of sales for equipment used directly by or for customers, (ii) $180,793 related to other property and equipment, and (iii) $2,538 for patent amortization.

2011

In January 2011, we granted options to acquire up to 500,000 shares of our common stock valued at $300,000 to a consultant in consideration of consulting services to be rendered by the consultant over a one-year period pursuant to a written consulting agreement.  The options are exercisable at $1.11 per share and have a three year life. The value of options is being recognized over the contract period and for the three months ended March 31, 2011, $50,000 was included in stock based compensation.

On March 21, 2011, the Company, converted $784,292 of its short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the 2010 Equity Financing. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, the Company issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. The Company’s objective for converting the short-term debt into equity is to conserve cash for further market development.

In March 2011, we granted to the holder of our senior unsecured convertible note a warrant to acquire 400,000 shares of our common stock at an exercise price of $.05 per share in consideration of a waiver of the holder’s reset provision that allowed us to convert certain short terms loans to equity without causing an adjustment in the conversion price of our senior note.  The warrants have a 5-year life from the date of grant, contain full-ratchet anti-dilution price protection provisions and were valued $404,000 using a black Scholes pricing model on the date of grant.

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

Note 14 – Subsequent Events

We issued 616,000 shares of our common stock and 308,000 A warrants to 5 individuals on the same terms and conditions as the investors in the 2012 Equity Financing.

We evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that need to be reported.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011:

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, valuation of derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

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

On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. In 2011 we continued development of additional sales channel partners by integrating CodecSys on hardware manufactured and sold by Fujitsu, which has adopted CodecSys as its compression technology for use in its NuVola cloud initiative and has commenced sales and marketing efforts including CodecSys as an integral part of the products.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP Fujitsu and Microsoft. In October 2011, we completed our first sale of CodecSys to a small cable operator in Mexico as part of its OTT product offering operating on Fujitsu hardware.  It is currently in operation and demonstrates that the CodecSys product offering does operate to its operating specifications in a working environment, which we believe will help in our sales and marketing efforts.  Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. BofA is in the process of expanding its network to additional locations and we now furnish services to approximately 33,000 screens at more than 2,500 locations.  In addition, BofA selected us to be its vendor for certain additional audio visual services.  A factor in securing this contract was the benefits of the CodecSys technology in delivering our services.  For the quarter ended March 31, 2012, we realized approximately $1,518,097 in revenue from this contract, which contributed approximately 87% of our revenues for the quarter.

Our revenues for the quarter ended March 31, 2012 increased by approximately $57,833 or 3% over the quarter ended March 31, 2011. Even with the increase in our revenues and an increase of approximately $87,878 or 21% in our gross margin for the quarter ended March 31, 2012 compared to the same period in 2011, we continued to deplete our available cash and increased our need for future equity and debt financing because we continue to spend more money that we generate from operations.

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

We entered in to a Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of the Company’s securities of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 23, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of its securities.  The SPA included a purchase price of $.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $.35 per share; and (2) The “B” Warrant will not be exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, grants the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event shall the number of shares to be issued under the B Warrant cause us to exceed the number of authorized shares of common stock. The shares in excess of our authorized shares that would have been issuable under the B Warrant shall be “net settled” by payment of cash in an amount equal to the number of shares in excess of the authorized common shares multiplied by the closing price of our common stock as of the trading day immediately prior to the applicable date of the exercise of such B Warrant. The B Warrant shall be extinguished upon the earlier of: (a) a subsequent financing of at least $5 million on terms no more favorable than that received by the investors in the 2012 Equity Financing; (b) after the effective date of the registration statement registering securities issued in the Equity Financing if the volume-weighted average closing price of the Company’s common stock exceeds $.50 per share for a period of 30 trading days and no Volume Failure (as defined in the B Warrant) (measuring the daily average dollar volume of our Common Stock against a minimum volume of $500,000 per day) exists during such period, and the Company is then current in its public filings; or (c) 78 months.

Net proceeds from the 2012 Equity Financing, after deducting the commissions and the estimated legal, printing and other costs and expenses related to the financing, were approximately $6.1 million.  Coincident to the closing of the 2012 Equity Financing, we also closed on the 2012 Debt Restructuring.  In connection therewith, the Company paid $2.75 million to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock in full and complete satisfaction of the remaining principal balance and all accrued interest of the Amended and Restated Note.  In consideration of negotiating the 2012 Debt Restructuring, we issued to one of our placement agents 586,164 shares of our common stock and paid $275,041.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended to the earlier of the date nine months from the original maturity date or the date we close on an additional sale of our securities that results in gross proceeds to us of $12 million.  In consideration of the Bridge Loan we granted to the holders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 per share.

In connection with the 2012 Equity Financing and under the terms of the SPA, two of the above described bridge lenders converted the principal balance of their portion of the bridge loan in the amount of $400,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing.  In addition, one other entity converted the amount owed by us for equipment purchases in the amount of $500,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing. The proceeds from these conversions were treated as funds raised with respect to the financing.

In connection with the 2012 Equity Financing and under the terms of the SPA, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  If the Company fails to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company will be obligated to pay a cash penalty equal to 1% of the gross 2012 Equity Financing proceeds for each 30-day period after the deadlines, until the registration statement is declared effective.

During 2010 we sold 1,601,666 shares of our common stock to 19 separate investors at a purchase price of $1.00 per share together with a warrant to purchase additional shares of our stock for $1.50 per share. The warrant expires at the end of three years. The net proceeds from the sale of these shares were used for general working capital purposes. Each of the investors was given the right to adjust their purchase in the event we sold additional equity at a price and on terms different from the terms on which their equity was purchased.  Upon completion of the 2010 Equity Financing described below, each of the investors converted their purchase to the terms contained in the 2010 Equity Financing.  This resulted in the issuance of an additional 2,083,374 shares of common stock and the cancellation of 2,495,075 warrants with an exercise price of $1.50 and the issuance of 2,079,222 warrants with an exercise price of $1.00 and an expiration date of five years from the conversion.

On December 24, 2010, we closed on an equity financing (the “2010 Equity Financing”) as well as a restructuring of our outstanding convertible indebtedness (the “2010 Debt Restructuring”).  The 2010 Equity Financing and the 2010 Debt Restructuring are described as follows.

We entered into a Placement Agency Agreement, dated December 17, 2010, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $15,000,000 of units of the Company’s securities, subject to a minimum gross consideration of $10,000,000.  The Units consisted of two shares of our common stock and one warrant to purchase a share of our common stock.  The Company agreed to pay PBC a commission of 8% of the gross offering proceeds received by the Company, to issue PBC 40,000 shares of its common stock for each $1,000,000 raised, and to pay the reasonable costs and expenses of PBC related to the offering.  The Company also agreed to pay PBC a restructuring fee in the amount of approximately $180,000 upon the closing of the 2010 Equity Financing and the simultaneous 2010 Debt Restructuring.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of our securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and had an exercise price of $1.00 per share, but are now exercisable at $0.78 per share pursuant to the 2012 Equity Financing.

Net proceeds from the 2010 Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the Equity Financing to pay down debt and the remainder was used for working capital.

On November 29, 2010, we entered into a bridge loan transaction with three accredited investors pursuant to which we issued unsecured notes in the aggregate principal amount of $1.0 million.  Upon the closing of the 2010 Equity Financing, the lenders converted the entire principal amount plus accrued interest into the same units offered in the 2010 Equity Financing and the proceeds from the bridge loan transaction were treated as funds raised with respect to the financing.

In connection with the 2010 Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  The registration statement continues to be effective.

On December 24, 2010, we also closed on the 2010 Debt Restructuring.  In connection therewith, we (i) issued an Amended and Restated Senior Convertible Note in the principal amount of $5.5 million (the “Amended and Restated Note”) to Castlerigg Master Investment Ltd. (“Castlerigg”), (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the loan restructuring agreement under which the Amended and Restated Note and other documents were issued (the “Loan Restructuring Agreement”), and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.  The Amended and Restated Note, dated December 23, 2010, was a senior, unsecured note that matured in three years from the closing and bore interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note was fully satisfied as described above.

In connection with the 2010 Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note and a warrant to acquire up to 75,000 shares of our common stock as consideration to extend the term of the note. The warrant is exercisable for $0.90 per share and has a five year life.

Results of Operations for the Three Months ended March 31, 2012 and March 31, 2011

Revenues

The Company generated $1,745,097 in revenue during the three months ended March 31, 2012.  During the same three-month period in 2011, the Company generated revenue of $1,687,264.  The increase in revenue of $57,833 was due primarily to an increase of license fees of $59,805 in our digital signage network for our largest customer because we are servicing additional locations in an expanding network.  The revenue generated by our largest customer aggregated $1,518,097, which was $50,785 more than in the same quarter of 2011.

The Company's largest customer’s sales revenues accounted for approximately 87% of total revenues for the quarters ended March 31, 2012 and 2011.  Any material reduction in revenues generated from our largest customer could harm the Company’s results of operations, financial condition and liquidity.  We, however, continue to expand the customer’s network and are providing additional services for the customer.

Cost of Revenues

Costs of Revenues decreased by $30,045 to $1,245,492 for the three months ended March 31, 2012, from $1,275,537 for the three months ended March 31, 2011.  The decrease was primarily due to a decrease of $27,955 in our cost of production and maintenance as a result of restructuring our warehouse lease and reducing the space occupied which decreased those expenses by $21,008.

Expenses

General and Administrative expenses for the three months ended March 31, 2012 were $1,329,281 compared to $2,608,372 for the three months ended March 31, 2011.  The decrease of $1,279,091 resulted primarily from a decrease in expenses incurred for the issuance of options and warrants of $1,419,287 related primarily from the grant of Restricted Stock Units to members of the Board of Directors in 2011. This decrease was partially offset by an increase of $66,901 in employee and related costs, an increase of $40,133 in consulting expenses, and an increase of$12,000 in director fees.  Research and development in process decreased by $41,204 for the three months ended March 31, 2012 to $556,567 from $597,771 for the three months ended March 31, 2011, primarily due to a reduction in consulting fees and option and warrant expenses, and employee and related costs, which were partially offset by an increase in tradeshow and conventions expense and additional software license fees paid.  Sales and marketing expenses increased by $356,462 due to an increase in employee and related costs of $228,102 and an increase in travel and tradeshow expenses of $109,935. Depreciation expense decreased by $18,161 in the same period.

Interest Expense

For the three months ended March 31, 2012, the Company incurred interest expense of $342,728 compared to interest expense for the three months ended March 31, 2011 of $381,189.  The decrease of $38,461 resulted primarily from interest charged of $157,400 in 2011 related to the payment of accrued interest on our unsecured convertible note by the issuance of stock partially offset by interest charged of $76,643 related to our 2011 Bridge Loan.  Interest expense incurred on the remaining balance of $5,500,000 of our senior note prior to its retirement was included in the carrying value of the senior note and as payments were made the carrying value was reduced, but not recorded as an expense. The main components of our interest expense consisted of $130,454 recorded to account for the accretion of our 2011 Bridge Note and our unsecured convertible note liability on our balance sheet, interest paid or accrued of $137,740 related to those obligations and our equipment financing, and interest on our equipment leasing obligation of $33,514.

Net Loss

The Company realized a net loss for the three months ending March 31, 2012 of $185,477 compared with a net loss for the three months ended March 31, 2011 of $746,965. The decrease in net loss of $ 561,488 was primarily the result of a decrease of $1,069,872 in the loss from operations as explained above, and recording a gain of $1,672,575 on the extinguishment of debt compared to a loss on extinguishment of debt of $970,033 recorded in 2011.  These gains were offset by a decrease of $2,589,975 in the derivative valuation gain recorded related to our derivative securities and an increase in debt conversion costs of $600,239.

Liquidity and Capital Resources

At March 31, 2012, we had a cash balance of $1,338,037, total current assets of $2,085,349, total current liabilities of $10,796,434 and total stockholders' deficit of $6,691,190.  Included in current liabilities is $7,169,944 relating to the value of the embedded derivatives for our unsecured convertible note and warrants outstanding granted to investors in the 2012 and 2010 Equity Financings.

We experienced negative cash flow used in operations during the fiscal quarter ended March 31, 2012 of $1,179,957 compared to negative cash flow used in operations for the quarter ended March 31, 2011 of $2,186,155. The negative cash flow was sustained by cash reserves from the 2012 Equity Financing.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

We entered in to a Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of the Company’s securities, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock and warrants issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 23, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of its securities.  The SPA included a purchase price of $.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $.35 per share; and (2) The “B” Warrant will not be exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, grants the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event shall the number of shares to be issued under the B Warrant cause us to exceed the number of authorized shares of common stock. The shares in excess of our authorized shares that would have been issuable under the B Warrant shall be “net settled” by payment of cash in an amount equal to the number of shares in excess of the authorized common shares multiplied by the closing price of our common stock as of the trading day immediately prior to the applicable date of the exercise of such B Warrant. The B Warrant shall be extinguished upon the earlier of: (a) a subsequent financing of at least $5 million on terms no more favorable than that received by the investors in the 2012 Equity Financing; (b) after the effective date of the registration statement registering securities issued in the Equity Financing if the volume-weighted average closing price of the Company’s common stock exceeds $.50 per share for a period of 30 trading days and no Volume Failure (as defined in the B Warrant) (measuring the daily average dollar volume of our Common Stock against a minimum volume of $500,000 per day) exists during such period, and the Company is then current in its public filings; or (c) 72 months.

Net proceeds from the 2012 Equity Financing, after deducting the commissions and the estimated legal, printing and other costs and expenses related to the financing, were approximately $6.1 million.  Coincident to the closing of the 2012 Equity Financing, we also closed on the 2012 Debt Restructuring.  In connection therewith, the Company paid $2.75 million to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock in full and complete satisfaction of the senior convertible note and all accrued interest then owing. In consideration of negotiating the 2012 Debt Restructuring, we issued to one of our placement agents 586,164 shares of our common stock and paid cash of $275,041.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended to the earlier of the date nine months from the original maturity date or the date we close on an additional sale of our securities that results in gross proceeds to us of $12 million.   In consideration of the Bridge Loan we granted to the holders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 per share.

In connection with the 2012 Equity Financing and under the terms of the Subscription Agreements, two of the above described bridge lenders converted the principal balance of their portion of the bridge loan in the amount of $400,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing.  The proceeds from this conversion were treated as funds raised with respect to the financing.

In connection with the 2012 Equity Financing and under the terms of the SPA, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  If the Company fails to have the registration statement declared effective within 120 days following the date of the filing of the registration statement, the Company will be obligated to pay a cash penalty equal to 1% of the gross 2012 Equity Financing proceeds for each 30-day period after the deadline, until the registration statement is declared effective.

In October 2011, we secured favorable terms with a single company on purchases of certain equipment installed and sold to our customers in the amount of $700,000, which was outstanding at the end of the year.  The payment for the equipment was deferred for a 90 day period for a 10% premium to the amounts advanced.  This company converted $500,000 of the amount owed by us to common stock and warrants as part of and on the same terms as the 2012 Equity Financing. The proceeds from this conversion were treated as funds raised with respect to the financing.

We entered into a Placement Agency Agreement, dated December 17, 2010, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $15,000,000 of units of the Company’s securities, subject to a minimum gross consideration of $10,000,000.  The Company agreed to pay PBC a commission of 8% of the gross offering proceeds received by the Company, to issue PBC 40,000 shares of its common stock for each $1,000,000 raised, and to pay the reasonable costs and expenses of PBC related to the offering.  The Company also agreed to pay PBC a restructuring fee in the amount of approximately $180,000 upon the closing of the 2010 Equity Financing and simultaneous 2010 Debt Restructuring.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of our securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and had an exercise price of $1.00 per share when issued, but are now exercisable at $0.78 per share due to adjustments in price incident to the 2012 Equity Financing.

Net proceeds from the 2010 Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the 2010 Equity Financing to pay down our senior debt, brought our accounts payable current,  and the remainder was used for working capital.
On December 24, 2010, we also closed on the 2010 Debt Restructuring.  In connection therewith, we (i) issued the Amended and Restated Note in the principal amount of $5.5 million to Castlerigg, (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg that were exercisable for a total of 5,208,333 shares of common stock, (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v) entered into the Letter Agreement with Castlerigg dated December 23, 2010 pursuant to which we paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants as provided in the Loan Restructuring Agreement, and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.

The Amended and Restated Note, dated December 23, 2010, was a senior, unsecured note that matured in three years from the closing and bore interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note was fully satisfied as described above.

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

In connection with the 2010 Debt Restructuring, the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 to the holder of this note as consideration to extend the term of the note and issued to the holder a warrant to acquire up to 75,000 shares of our common stock.  The warrant is exercisable at $.90 per share and the term of the warrant is for five years.

On November 29, 2010, we entered into a bridge loan transaction with three accredited investors pursuant to which we issued unsecured notes in the aggregate principal amount of $1.0 million.  Upon the closing of the 2010 Equity Financing, the lenders converted the entire principal amount plus accrued interest into the same units offered in the Equity Financing and the proceeds from the bridge loan transaction were treated as funds raised with respect to the financing.

In connection with the 2010 Equity Financing and under the terms of the Subscription Agreements, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  During March 2010 through October 2010, we raised approximately $2.485 million through the sale of common stock and the issuance of convertible notes to purchasers at an investment or conversion price of $1.00 per share. The financing included the sale of 1,535,000 shares of our common stock and the issuance of convertible notes in the aggregate principal amount of $950,000. We also issued to these purchasers warrants to acquire shares of our common stock at an exercise price of $1.50 per share, which are exercisable anytime during a three year period.  At the time of these sales, we agreed to certain price protection provisions whereby if we were to sell equity at a price lower than $1.00 per share before December 31, 2010, the purchasers would be able to elect to exchange and receive equity on the same financial terms and conditions as the new investors.

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

Upon completion of the 2010 Equity Financing, each of the investors in these sales elected to treat their purchases according to the terms contained in the 2010 Equity Financing.  This resulted in the issuance of an additional 2,083,374 shares of common stock and the cancellation of 2,495,075 warrants with an exercise price of $1.50 and the issuance of 2,079,222 warrants with an exercise price of $1.00 and an expiration date of five years from the conversion.

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

In August 2009, we entered into a sale and leaseback agreement which financed the purchase and installation of equipment to retrofit our new customer’s approximately 2,100 retail sites with our digital signage product offering.  We received approximately $4,100,000 from the sale of the equipment in exchange for making lease payments over a 36 month period of approximately $144,000 per month.

On December 24, 2007, we entered into a securities purchase agreement in connection with our senior secured convertible note financing in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note has been retired as described above.  During 2010, we capitalized interest of $1,491,161 related to the senior secured convertible note.

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

On March 21, 2011, we converted $784,292 of our short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the 2010 Equity Financing. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, we issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. Our objective for converting the short-term debt into equity was to conserve cash.

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $430,000 per month during the year ended December 31, 2011.  We did not have sufficient capital resources at December 31, 2011 to fund our negative cash flow for the next year without raising additional capital and therefore completed the 2012 Equity Financing.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of March 31, 2012, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of March 31, 2012, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2012.

Part II – Other Information

Item 1.  Legal Proceedings

The Company is a defendant in a lawsuit, the total amount in dispute in which is approximately $100,000 and is a defendant in another lawsuit, the total amount in dispute in which is $20,000. To the knowledge of management, no other litigation has been filed or threatened.

Item 1A. Risk Factors

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2012, we issued 586,164 shares of our common stock to selected employees of one of our placement agents in consideration of the services provided by the placement agent in structuring the debt retirement with the lender of our senior convertible note.  The investors were accredited investors and fully informed regarding their investment. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Sections 4(2) and Section 4(6).

In April 2012 we issued 72,000 shares of common stock to one of our directors and 144,000 to another of our directors in consideration of their exchanging their accrued director fees for stock and warrants on the same terms as investors in our 2012 Equity Financing received.  In the transaction we also issued to them 36,000 and 72,000 warrants, respectively, to acquire additional shares of our common stock at an exercise price of $.35 per share.  The warrants have a six year life and are currently exercisable.  We also issued to them “B warrants” exercisable only in certain events and on the same terms as investors in the 2012 Equity Financing received.   The investors were accredited investors and fully informed regarding their investment. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Sections 4(2) and Section 4(6).

In February 2012, we issued a total of 200,000 shares of our common stock to one individual in consideration of the cancellation of a warrant to purchase 500,000 shares of our common stock, which were originally issued for consulting services.  The individual is an accredited investor and was fully informed regarding his investment. There were no proceeds from the transaction.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Sections 4(2) and Section 4(6).

In April 2012 we issued 200,000 shares of common stock to two investors in consideration of the payment of $50,000 and granted to them A warrants to purchase up to 100,000 shares of our common stock at an exercise price of $.35 per share. The warrants have a six year life and are currently exercisable.  We also issued to the investors “B warrants” exercisable only in certain events and on the same terms as investors in the 2012 Equity Financing received.  The investors were accredited investors and fully informed regarding their investment. In the transaction, we relied on the exemption from registration under the Securities Act set forth in Sections 4(2) and Section 4(6).

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

5.1	Opinion of Reed Benson, Esq.

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

10.12
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

10.14	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

10.15	Form of Warrant (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2010.)

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

10.19	Form of Securities Purchase Agreement dated March 13, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.20	Form of A Warrant (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.21	Form of B Warrant (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.22
Loan Satisfaction Agreement between the Company and Castlerigg Master Investments Ltd. dated March 13, 2012 (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.23	Registration Rights Agreement dated March 13, 2012 (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.24	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)

23.1	Consent of HJ & Associates, LLC, independent registered public accountant.

23.2	Consent of Reed Benson, Esq. (Included in Exhibit No. 5.1.)

24.1	Power of Attorney. (Included on page II-15).

*   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: May 14, 2012	/s/ Rodney M. Tiede
By: Rodney M. Tiede
Its: President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	/s/ James E. Solomon
By: James E. Solomon
Its: Chief Financial Officer (Principal Financial and Accounting Officer)