Form 10-Q
period 2012-06-30
BROADCAST INTERNATIONAL INC
filed 2012-08-13
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of July 31, 2012
Common Stock, $.05 par value	107,227,820 shares

Broadcast International, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	June 30, 2012
		(Unaudited)
ASSETS:
Current Assets
Cash	$961,265	$403,259
Trade accounts receivable, net	1,239,903	1,219,163
Inventory	60,851	331,572
Prepaid expenses	203,973	149,247
Total current assets	2,465,992	2,103,241
Property and equipment, net	1,417,134	839,324
Other Assets, non current
Debt offering costs	123,278	64,371
Patents, net	131,079	126,004
Deposits and other assets	406,004	265,700
Total other assets, non current	660,361	456,075

Total assets	$4,543,487	$3,398,640

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$1,252,538	$2,443,594
Payroll and related expenses	390,206	476,468
Other accrued expenses	175,008	273,279
Unearned revenue	10,449	1,440
Current portion of notes payable (net of discount of $103,859 and $101,416, respectively)	2,068,016	798,584
Other current obligations	1,067,649	276,455
Derivative valuation	3,760,200	4,309,537
Total current liabilities	8,724,066	8,579,357
Long-term Liabilities
Long-term portion of notes payable (net of discount of $659,496 and $492,828, respectively	6,349,445	507,172
Total long-term liabilities	6,349,445	507,172
Total liabilities	15,073,511	9,086,529
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 75,975,656 and 107,227,820 shares issued as of December 31, 2011 and June 30, 2012, respectively	3,798,783	5,361,391
Additional paid-in capital	96,859,058	99,476,870
Accumulated deficit	(111,187,865)	(110,526,150)
Total stockholders’ deficit	(10,530,024)	(5,687,889)

Total liabilities and stockholders’ deficit	$4,543,487	$3,398,640

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2012	2011	2012

Net sales	$2,357,157	$1,999,988	$4,044,421	$3,745,085
Cost of sales	1,620,555	1,345,966	2,896,092	2,591,458
Gross profit	736,602	654,022	1,148,329	1,153,627

Operating expenses:
Administrative and general	1,236,328	1,259,320	3,844,700	2,588,601
Selling and marketing	263,008	598,841	422,945	1,115,240
Research and development	625,628	464,847	1,223,399	1,021,414
Depreciation and amortization	167,366	164,043	348,159	326,675
Total operating expenses	2,292,330	2,487,051	5,839,203	5,051,930
Total operating loss	(1,555,728)	(1,833,029)	(4,690,874)	(3,898,303)

Other income (expense):
Interest income	1,198	1	1,986	1
Interest expense	(188,689)	(263,483)	(569,878)	(606,211)
Gain (loss) on derivative valuation	2,186,900	2,959,155	6,406,200	4,588,480
Equity issuance costs related to warrants	--	(18,836)	(476,234)	(1,095,309)
Gain (loss) on extinguishment of debt	--	--	(970,033)	1,672,575
Loss on sale of securities	--	--	--	--
Loss on sale of assets	240	(1,799)	(362)	(1,640)
Other income (expense), net	(1,597)	5,183	(5,446)	2,122
Total other income (expense)	1,998,052	2,680,221	4,386,233	4,560,018

Profit (loss) before income taxes	442,324	847,192	(304,641)	661,715
Provision for income taxes	--	--	--	--
Net profit (loss)	$442,324	$847,192	$(304,641)	$661,715

Net profit (loss) per share – basic	$0.01	$0.01	$(0.00)	$0.01
Net profit (loss) per share – diluted	$0.01	$0.01	$(0.00)	$0.01

Weighted average shares – basic	75,576,100	107,193,974	74,916,500	94,167,466
Weighted average shares –diluted	78,516,174	114,128,974	74,916,500	104,042,079

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(304,641)	$661,715
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	749,312	723,194
Common stock issued for research and development	903	137,500
Common stock issued for interest	19,634	--
Accretion of discount on convertible notes payable	166,668	265,636
Stock based compensation	1,786,873	193,586
Loss on sale of assets	362	1,640
Loss (gain) on extinguishment of debt	970,033	(1,672,575)
Gain on derivative liability valuation	(6,406,200)	(4,588,480)
Warrants issued for interest	157,400	--
Warrants issued for debt extinguishment costs	404,000	--
Warrants issued and expensed for issuance costs	--	1,095,309
Allowance for doubtful accounts	(9,215)	(5,618)
Changes in assets and liabilities:
Decrease in accounts receivable	129,112	26,358
Increase in inventories	(60,082)	(270,721)
Decrease in debt offering costs	--	58,907
Decrease in prepaid and other assets	108,184	195,030
Increase (decrease) in accounts payable and accrued expenses	(560,075)	1,414,189
Decrease in deferred revenues	(31,629)	(9,009)

Net cash used in operating activities	(2,879,361)	(1,773,339)

Cash flows from investing activities:
Purchase of equipment	(281,583)	(142,699)
Proceeds from the sale of assets	240	750

Net cash used by investing activities	(281,343)	(141,949)

Cash flows from financing activities:
Proceeds from equity financing	--	6,150,000
Principal payments on debt	(788,465)	(3,741,194)
Equity issuance costs	(24,078)	(776,483)
Proceeds from the exercise of options and warrants	18,304	--
Payments for debt extinguishment costs	--	(275,041)

Net cash provided (used) by financing activities	(794,239)	1,357,282

Net decrease in cash	(3,954,943)	(558,006)

Cash beginning of period	6,129,632	961,265

Cash end of period	$2,174,689	$403,259

Supplemental disclosure of cash flow information:
Interest paid	$201,042	$248,643
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2012

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2011 and June 30, 2012 and the results of operations for the three and six months ended June 30, 2011 and 2012, respectively, with the cash flows for each of the six months ended June 30, 2011 and 2012, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2011 and 2012:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2012	2011	2012
Numerator
Net income (loss)	$442,324	$847,192	$(304,641)	$661,715
Effect on earnings of dilutive convertible debt	--	(225,266)	--	233,068
Net income (loss) plus assumed conversions	442,324	621,926	(304,641)	894,783
Denominator
Basic weighted average shares outstanding	75,576,100	107,193,974	74,916,500	94,167,466
Effect of dilutive securities:
Stock options and warrants	590,074	--	--	2,939,613
Restricted stock units	2,350,000	2,935,000	--	2,935,000
Convertible debt	--	4,000,000	--	4,000,000
Diluted weighted average shares outstanding	78,516,174	114,128,974	74,916,500	104,042,079

Net income (loss) per common share
Basic	$0.01	$0.01	$(0.00)	$0.01
Diluted	$0.01	$0.01	$(0.00)	$0.01

Potentially dilutive securities representing 24,070,976 shares of common stock were excluded from the computation of diluted earnings per common share for the six months ended June 30, 2011 because their effect would have been anti-dilutive. As a result of incurring a net loss for the six months ended June 30, 2011, no potentially dilutive securities are included in the calculation of diluted earnings per share because such effect would be anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at June 30, 2012 was 2,678,131.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 1,065,000 at June 30, 2012.

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

The fair values for the options granted for the six months ended June 30, 2011 and 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Risk free interest rate	1.91%	1.82%
Expected life (in years)	5.54	10.0
Expected volatility	82.03%	77.78%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the six months ended June 30, 2012 and 2011 was $0.37 and $0.69, respectively.

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

The fair values for the warrants issued for the six months ended June 30, 2011 and 2012 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Risk free interest rate	2.04%	1.32%
Expected life (in years)	5.00	5.99
Expected volatility	85.82%	82.65%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the six months ended June 30, 2012 and 2011 was $0.27 and $0.79, respectively.

Results of operations for the six months ended June 30, 2011 and 2012 includes $1,786,873 and $193,585, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $1,786,873 non-cash stock-based compensation expense for the six months ended June 30, 2011 are (i) $1,544,000 for 1,400,000 restricted stock units issued to all 5 members of the board of directors, (ii) $167,566 for 600,000 options issued to one individual and one corporation for consulting services, (iii) $14,433 for 426,700 options granted to 31 employees, (iv) $4,263 for 8,700 options granted to 15 of our non-employee installation technicians and (iv) $56,611 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.

Included in the $193,585 non-cash stock-based compensation expense for the six months ended June 30, 2012 are (i) $31,000 for 100,000 restricted stock units issued to one member of the board, (ii) $1,608 for 30,000 options granted to 2 employees and (iii) $160,977 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

The impact on our results of operations for recording stock-based compensation for the six months ended June 30, 2011 and 2012 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
General and administrative	$203,366	$61,098	$1,681,783	$120,228
Research and development	36,965	36,965	105,090	73,357

Total	$240,331	97,420	$1,786,873	$193,585

Due to unexercised options and warrants outstanding at June 30, 2012, we will recognize an additional aggregate total of $362,503 of compensation expense over the next four years based upon option and warrant award vesting parameters as shown below:

2012	$96,925
2013	178,427
2014	86,910
2015	241
Total	$362,503

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2012.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2011	20,440,551	$1.10
Options granted	30,000	0.50
Warrants issued	18,717,900	0.35
Expired	(140,169)	1.31
Forfeited	(537,542)	1.09
Exercised	--	--

Outstanding at June 30, 2012	38,510,740	$0.64

The following table summarizes information about stock options and warrants outstanding at June 30, 2012.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.35-0.95	34,122,561	4.78	$0.53	33,497,561	$0.53
1.00-1.65	3,443,179	3.90	1.04	3,222,812	1.04
2.25-5.00	945,000	3.84	3.10	945,000	3.10
$$0.35-5.00	38,510,740	4.68	$0.64	37,665,373	$0.64

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the six months ended June 30, 2012 and 2011, we awarded 100,000 and 1,400,000 restricted stock units, respectively.
The following is a summary of restricted stock unit activity for the six months ended June 30, 2012.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	2,550,000	$1.25
Awarded at fair value	100,000	0.31
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at June 30, 2012	2,650,000	$1.22
Vested at June 30, 2012	2,650,000	$1.22

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At June 30, 2012 and December 31, 2011, we had bank balances of $139,982 and $909,182, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $1,219,163 and $1,239,903 net accounts receivable for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively, were (i) $1,184,804 and $1,269,579 for billed trade receivables, respectively; (ii) $80,625 and $23,814 of unbilled trade receivables (iii) $1,584 and $0 for employee travel advances and other receivables, respectively; less (iv) ($47,850) and ($53,490) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of June 30, 2012, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 and $5,076 for both the three and six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense, if all patents were issued at the beginning of 2012, for each of the next five years is as follows:

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $464,847 and $1,021,414 of research and development costs for the three and six months ended June 30, 2012, respectively. We expensed $625,628 and $1,223,399 of research and development costs for the three and six months ended June 30, 2011, respectively.

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

For the six months ended June 30, 2012 and 2011, we had the same customer that individually constituted 86% and 91%, of our total revenues, respectively.  Although the contract for this customer has expired, we continue to provide services on a month to month basis during the time that the customer solicits requests for proposals (“RFP”) from competing vendors.  We are participating in the RFP process and have submitted our response to the customer.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the six months ended June 30, 2012 and year ended December 31, 2011 was as follows:

	December 31, 2011	June 30, 2012

Amended and Restated Senior 6.25% Convertible Note	$6,180,816	$--
Unsecured Convertible Note	340,504	507,172
Bridge Loan Note Payable	1,196,141	798,584
Equipment Purchase and Sale Agreement	700,000	--
Total	8,417,461	1,305,756
Less Current Portion	(2,068,016)	(798,584)
Total Long-term	$6,349,445	$507,172

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

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”), as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”), resulting in complete satisfaction of our senior indebtedness under the Amended and Restated Note.

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

Unsecured Convertible Note

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage, dated as of September 25, 2006.  The letter of understanding provided that Triage loan $1,000,000 to us in exchange for us entering into, on or prior to October 30, 2006, a convertible note securities agreement.  It was intended that the funding provided by Triage be replaced by a convertible note and accompanying warrants, as described below.  Effective November 2, 2006, we entered into securities purchase agreement, a 5% convertible note, a registration rights agreement, and four classes of warrants to purchase our common stock, all of which were with an individual note holder, the controlling owner of Triage, who caused our agreement with Triage to be assigned to him, which satisfied our agreement with Triage. Pursuant to the securities purchase agreement, we sold to the convertible note holder a three-year convertible note in the principal amount of $1,000,000 representing the funding received by us on November 2, 2006.

On December 23, 2009 we entered into an amendment with the holder of our unsecured convertible note which increased the annual rate of interest from 5% to 8% commencing October 16, 2009.

On December 24, 2010 we closed on a Debt Restructuring. In connection with that Debt Restructuring the maturity date of an amended note was extended to December 31, 2013.

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

We recorded an aggregate derivative liability of $326,400 and $769,300 as of June 30, 2012 and 2011, respectively, related to the conversion feature of the note. A derivative valuation loss of $26,400 and a derivative valuation gain of $623,600, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $326,400 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate .26%, (ii) expected life (in years) of 1.5; (iii) expected volatility of 68.50%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.25.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $83,334 and $166,668 was included in interest expense for both the three and six months ended June 30, 2012 and 2011, respectively.  The note bears an 8% annual interest rate payable semi-annually, and for both the three and six months ended June 30, 2012 and 2011, $20,000 and $40,000, respectively was included in interest expense.

Accounts Receivable Purchase Agreements

During the year ended December 31, 2010 we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $775,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $275,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

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

At June 30, 2012 and 2011 we recorded an aggregate derivative liability of $50,200 and $348,200 related to the warrant reset provision. A derivative valuation gain of $106,100 and $101,900 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and 2011, respectively.  The aggregate derivative liability of $50,200 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.49%, (ii) expected life (in years) of 3.7; (iii) expected volatility of 78.72%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.25.

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

At June 30, 2012 we recorded an aggregate derivative liability of $46,700 related to the reset provision for the original and placement warrants issued. A derivative valuation gain of $97,000 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2011.  The aggregate derivative liability of $46,700 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.72%, (ii) expected life (in years) of 4.5; (iii) expected volatility of 79.87%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.25.

At June 30, 2012 we recorded an aggregate derivative liability of $34,700 related to the reset provision for the warrants issued for an extension of the maturity date. A derivative valuation gain of $61,825 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $34,700 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.72%, (ii) expected life (in years) of 4.5; (iii) expected volatility of 79.74%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.25.

The principal value of the note is being accreted over the amended term of the obligation, for which $51,848 and $98,968 were included in interest expense for the three and six months ended June 30, 2012, respectively.  The note bears an 18% annual interest rate, and for the three and six months ended June 30, 2012, $40,389 and $95,130, respectively were included in interest expense.

Equipment Purchase and Sale Agreement

In October 2011, we entered into an Equipment Purchase and Sale Agreement with a lender whereby we use the funds advanced to purchase certain electronic receiving and digital signage equipment along with installation costs.  A 3% fee was due each month the amount remained outstanding.

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

Note 7 – 2012 Equity Financing and the Debt Restructuring

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction of our senior indebtedness.

We entered in to an Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of the Company’s securities, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock and warrants issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

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

In connection with the 2012 Equity Financing and under the terms of the SPA, the Company agreed to prepare and file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  The Company filed the registration statement on April 9, 2012 and it was declared effective on August 1, 2012.

On April 5, 2012 we secured an additional $154,000 from 1 company and 4 individuals (three of which are members of our Board of Directors) on the same terms and conditions as the investors of the 2012 Equity Financing. As a result of this funding we issued 616,000 shares of our common stock and A warrants totaling 400,400 of which 308,000 were issued to investors and 92,400 were issued to our investment banker.

All warrants listed below were issued with price protection provisions and were accounted for as derivative liabilities. The A Warrants were valued using the Black Scholes pricing model and the B Warrants were valued using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach.

	Common Shares Issued	Number of A Warrants	Value of A Warrants	Value of B Warrants	Total Warrant Value
Investors	24,816,000	12,408,000	$1,985,280	$98,263	$2,083,543
Bridge Loan Conversion	1,600,000	800,000	128,000	6,335	134,335
Equipment Finance Conversion	2,000,000	1,000,000	160,000	7,919	167,919
Agency	--	4,262,400	681,984	33,756	729,995
Total	28,416,000	18,470,400	$2,955,264	$146,273	$3,101,537

We recorded an aggregate derivative liability of $3,101,537 as of June 30, 2012, related to the reset feature of the A warrants and the B warrants mentioned above. A derivative valuation gain of $1,659,855 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants issued.  The aggregate derivative liability of $3,101,537 was calculated as follows: (1) $2,955,264 for the reset feature of the A warrants using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.92%, (ii) expected life (in years) of 5.7; (iii) expected volatility of 84.37%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.25 and (2) $146,273 for the B warrants using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach and with the following assumptions: (i) risk free interest rate 0.92%, (ii) expected life (in years) of 5.7; (iii) expected volatility of 84.37%; (iv) maximum percent of B warrants allowed 4.99%, and (v) stock trading price of $0.25.

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

During the three months ended March 31, 2011, we issued Castlerigg 400,000 warrants pursuant to a waiver agreement dated March 10, 2011 allowing the issuance of shares and warrants for the conversion of the AR Note Payable without adjusting the conversion price of the Amended and Restated Senior 6.25% Convertible Note.  These warrants contain full-ratchet anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than the conversion price described above and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. During the three and six months ended June 30 ,2011 the warrant holder exercised these warrants using a cashless provision resulting in the company issuing 372,272 shares of our common stock. A valuation gain of $144,000 was recorded to reflect the change in value of the aggregate derivative from the time of issue to the date of conversion.

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

A portion of the net proceeds from the 2012 Equity Financing was used to close on the 2012 Debt Restructuring therewith. The Company paid $2,750,000 and issued 2,000,000 shares of common stock valued at $760,000 in satisfaction of the $5,500,000 senior convertible note and $72,570 of accrued interest.  In addition, the remaining accrued interest value of $608,066 was satisfied.

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

We recorded an aggregate derivative liability of $750,000 and $6,625,000 as of June 30, 2012 and 2011, respectively, related to the reset feature of the warrants issued under the Placement agency Agreement. A derivative valuation gain of $2,125,000 and $4,125,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $750,000 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.49%, (ii) expected life (in years) of 3.5; (iii) expected volatility of 74.05%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.25.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2012:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	$--	$--	$--	$--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$4,309,537	$--	$--	$4,309,537
Total liabilities measured at fair value	$4,309,537	$--	$--	$4,309,537

(1) See Note 6 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2011	$(3,760,200)
Total gains or losses (realized and unrealized)
Included in net loss	4,588,480
Valuation adjustment	--
Purchases, issuances, and settlements, net	(5,137,817)
Transfers to Level 3	--
Balance at June 30, 2012	$(4,309,537)

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

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we sold to the financing institution certain telecommunications equipment to be installed at 1,981 (subsequent additional locations have increased the customer’s network to an aggregate of approximately 2,100 locations) of our customer’s retail locations in exchange for a one time payment of $4,100,670 by the financial institution. We will pay to the financial institution 36 monthly lease payments of approximately $144,000 plus applicable sales taxes. We had the right to terminate the lease after making 33 payments for a termination fee of the higher of approximately 10% of the original equipment value (approximately $410,000) or the then “in-place fair market value” after which payment we would own all of the equipment. We gave timely notice of exercise of this option and are currently in the process of determining by independent appraisal the final purchase price.  Although we continue to make the lease payments those payments will be applied to the purchase price.  We continue to account for this arrangement as a capital lease pending final resolution of the purchase option.

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease.

During the three and six months ended June 30, 2012, we made lease payments totaling approximately $422,096 and $844,191 of which $402,614 and $791,195 was applied toward the outstanding lease with $19,482 and $52,996, respectively, included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 and $25,134 which was included in interest expense for the three and six months ended June 30, 2012, respectively.

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

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we agreed to satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI approximately 111,800 shares of our common stock, and cash of approximately $312,768 in exchange for approximately 50,127,218 shares of the common stock of IDI, which increased our aggregate common share equivalents in IDI to approximately 51,426,719 shares.

Since May 18, 2004, we have acquired an aggregate of 4,470,450 additional common share equivalents IDI. As of June 30, 2012, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents.

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of June 30, 2012 we have advanced an aggregate amount of $3,251,668 pursuant to a promissory note that is secured by assets and technology of IDI.

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

Note 13 – Supplemental Cash Flow Information

2012

During the six months ended June 30, 2012, we issued 250,000 shares of our common stock valued at $137,500 to one consultant in consideration for cancellation of a warrant issued for consulting services rendered.

For the six months ended June 30, 2012 an aggregate non-cash expense of $265,636 was recorded for the accretion of notes payable as follows: (i) $166,668 for the unsecured convertible note and (ii) $98,968 for the Bridge Loan.

For the six months ended June 30, 2012, we recognized $723,194 in depreciation and amortization expense from the following: (i) $396,520 related to cost of sales for equipment used directly by or for customers, (ii) $321,599 related to other property and equipment, and (iii) $5,075 for patent amortization.

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

On March 21, 2011, the Company, converted $784,292 of its short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Equity Financing. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, the Company issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. The Company’s objective for converting the short-term debt into equity was to conserve cash for further market development.

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

Note 14 – Subsequent Events

On July 13, 2012, we entered into a note and warrant purchase and security agreement with 7 investors and broke escrow on the initial funding under a convertible debt offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt.

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

On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. In 2011 we continued development of additional sales channel partners by integrating CodecSys on hardware manufactured and sold by Fujitsu, which has adopted CodecSys as its compression technology for use in its NuVola cloud initiative and has commenced sales and marketing efforts including CodecSys as an integral part of the products.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP Fujitsu and Microsoft. In October 2011, we completed our first sale of CodecSys to a small cable operator in Mexico as part of its Over the Top (“OTT”) product offering operating on Fujitsu hardware.  It is currently in operation and demonstrates that the CodecSys product offering does operate to its operating specifications in a working environment, which we believe will help in our sales and marketing efforts.  Although license revenue from the CodecSys technology has been minimal to date, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.  We have continued to market our products to the industry and have recently entered into sales agreements with four additional cable, satellite and broadcast companies for their OTT initiatives.  Revenues from these sales will be first recorded in the third and fourth quarters of 2012.

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America.  This contract has expired.  BofA is in the process of expanding its network to additional locations and we now furnish services to approximately 33,000 screens at more than 2,500 locations.  In addition, BofA selected us to be its vendor for certain additional audio visual services.  A factor in securing this contract was the benefits of the CodecSys technology in delivering our services.  For the quarter ended June 30, 2012, we realized approximately $1,693,679 in revenue from this contract, which contributed approximately 85% of our revenues for the quarter.  We continue to provide services to our customer on a month to month basis. BofA is in the process of soliciting requests for proposals from competing vendors, to which we have responded as well.

Our revenues for the quarter ended June 30, 2012 decreased by approximately $357,169 or 15% compared to the quarter ended June 30, 2011. The decrease in our revenues and a decrease of approximately $82,580 or 11% in our gross margin for the quarter ended June 30, 2012 compared to the same period in 2011 contributed to the continued depletion of our available cash and increased our need for future equity and debt financing as we continue to spend more money than we generate from operations.

To fund operations through the remainder of the current year, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $3,000,000 (later amended to $5,000,000) (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  The notes will bear interest at 12% per annum and be convertible to common stock at a $.25 per share conversion price.  We will also grant to holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes will be secured by all of our assets with the exception of the equipment and receivables secured by Hitachi Bank related to our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 convertible Debt Offering.  We realized $1,000,000 of cash in the initial closing and issued warrants to acquire 3,800,000 shares of our common stock.  We paid $76,825 in investment banking fees and costs of the offering.

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”), resulting in complete satisfaction of our senior indebtedness.

We entered in to an Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of the Company’s securities of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

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

In connection with the 2012 Equity Financing and under the terms of the SPA, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  The Company did file the registration statement on April 9, 2012 and it was declared effective on August 1, 2012.

In April 2012, an additional investment was accepted by us as part of the 2012 Equity Financing in the aggregate amount of $154,000, which included cash of $100,000 and the conversion of $54,000 of director fees owed to two of our directors to stock and warrants on the same terms as the offering.  This resulted in the issuance of 616,000 shares of common stock and the issuance of warrants to acquire up to 308,000 shares of our common stock.  In connection with this part of the transaction we paid a commission of $15,400 to our investment banker and issued to the broker warrants to acquire 92,400 shares of our common stock on the same terms as in the financing.

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

Results of Operations for the Six Months ended June 30, 2012 and June 30, 2011

Revenues

We generated $3,745,085 in revenue during the six months ended June 30, 2012.  During the same six-month period in 2011, we generated revenue of $4,044,442.  The decrease in revenue of $299,336 or 8% was due primarily to the installation of fewer new bank locations for our major customer servicing its digital signage contract, which accounted for approximately 86% of our revenues for the six months ending June 30, 2012. Except for one other customer whose revenues increased by $130,000, revenues from our other customers were basically unchanged.

Sales revenues from our largest customer accounted for approximately 86% of total revenues for the six months ended June 30, 2012 and approximately 91% for the six months ended June 30, 2011. The revenues from our largest digital signage customer have materially affected our results of operations, financial condition and liquidity.  Although this customer’s contract has expired we continue to provide services to it on a month to month basis.  It has requested proposals from competing vendors, to which we have also submitted our proposal for a contract renewal.

Cost of Revenues

Cost of revenues decreased by approximately $304,634 to $2,591,458 for the six months ended June 30, 2012 from $2,896,092 for the six months ended June 30, 2011. The gross margin from operations increased $5,298 from a gross margin of $1,148,329 in the six months ended June 30, 2011 to a gross margin of $1,153,627 for the six months ended June 30, 2012. The decrease in cost of revenues was due primarily to fewer installations for our largest customer’s digital signage network and other smaller customers, which accounted for approximately $224,306 of the total decrease in cost of revenues and a decrease in the general operations department costs of $73,041, due to the decrease in installation activity.  Although the total revenues and costs of revenues decreased, the gross margin from operations increased due to higher margin work being completed.

Expenses

General and administrative expenses for the six months ended June 30, 2012 were $2,588,601 compared to $3,844,700 for the six months ended June 30, 2011. The decrease of approximately $1,256,099 resulted from a decrease totaling $1,561,556 in granted option and warrant expenses primarily related to grant of restricted stock options for officers and directors in 2011, that was not repeated in 2012, which was partially offset by an increase of $201,245 in employee and temporary help expenses and an increase of $50,044 in consulting expenses.  Research and development in process decreased by $201,985 for the six months ended June 30, 2012 to $1,021,414 from $1,223,399 for the six months ended June 30, 2011. The continued high level of development expenditures is the result of the CodecSys development plan and is expected to continue in the foreseeable future as the product is refined for commercial deployment and adapted for use on additional hardware platforms and customer delivery systems. The decrease resulted primarily from a decrease of $117,526 in consulting fees, $53,293 in travel and related expenses and $45,113 in employee related expenses when compared to such expenses incurred in 2011.  Sales and marketing expenses increased $692,296 to $1,115,240 for the six months ending June 30, 2012 from $422,945 for the six months ending June 30, 2011.  The increase reflects increased employee related expenses of $400,824, an increase in conventions and related travel expenses of $204,005 and an increase in consulting expenses of $66,131.

Interest Expense

For the six months ended June 30, 2012, we incurred interest expense of $606,211 compared to interest expense for the six months ended June 30, 2011 of $569,878.  The increase of $36,333 resulted primarily from interest expense of approximately $241,144 related to the interest accrued on short term promissory notes used for working capital issued before consummating the 2012 Equity Financing and interest of $63,000 related to short term equipment financing partially offset by a one-time charge to interest in 2011 of $157,400 related to payment of by issuing interest to common stock to the holder of our unsecured convertible note and a decrease $104,671 in finance costs related to leased equipment for our largest customer.

Net Income

We realized net income for the six months ended June 30, 2012 of $661,715 compared with a net loss for the six months ended June 30, 2011 of $304,641 resulting in a change in net income of $966,356. The increase in net income resulted primarily from a decrease in operating expenses of $787,273. The loss from operations of $3,898,303 for the six months ended June 30, 2012 was offset by a gain of $4,588,840 related to our derivative valuation gain calculation and a gain from the sale of securities of $1,672,575 related to debt extinguishment partially offset by an unrealized loss on securities of $1,095,309, also related to extinguishment of debt, and interest expense of $606,211, as explained above.

Results of Operations for the Three Months ended June 30, 2012 and June 30, 2011

Revenues

We generated $1,999,988 in revenue during the three months ended June 30, 2012.  During the same three-month period in 2011, we generated revenue of $2,357,158.  The decrease in revenue of $357,169 or approximately 18% was due primarily to fewer expansion sites being installed with digital signage equipment for our largest customer in 2012 than in 2011.  The revenue generated for this customer aggregated $1,692,029 for the three months ended June 30, 2012 compared to $2,201,952 for the three months ended June 30, 2011.  The decrease of $509,923 in revenues from this customer was partially offset by an increase in revenues from existing customers that increased their purchases of services from us.

Our largest customer accounted for approximately 85% of our revenues for the three months ended June 30, 2012 compared to 93% of our revenues for the three months ended June 30, 2011.  Any material reduction in revenues generated from our largest customer could harm the Company’s results of operations, financial condition and liquidity or if we are not successful in obtaining a renewal of this contract our operations, financial condition and liquidity will be materially impacted.

Cost of Revenues

Costs of revenues decreased by $274,589 to $1,345,966 for the three months ended June 30, 2012, from $1,620,556 for the three months ended June 30, 2011.  The decrease was primarily due to a reduction in the number of expansion locations at which we installed equipment and commenced operations for our largest customer’s digital signage network.  In addition, the expenses incurred by the operations department decreased by $45,085, which was primarily the result of our decreased activity for our digital signage customer.

Expenses

General and administrative expenses for the three months ended June 30, 2012 were $1,259,320 compared to $1,236,328 for the three months ended June 30, 2011.  The net decrease of $22,992 resulted primarily from an increase in employee and temporary help expenses of $121,729 offset by a decrease of $142,268 in option and warrant expense.  Research and development in process decreased by $160,781 for the three months ended June 30, 2012 to $464,847 from $625,628 for the three months ended June 30, 2011, which resulted primarily from a decrease of $79,649 in consulting fees, a decrease of $78,137 in employee and related expenses including one-time hiring expenses incurred in 2011 and a decrease of $58,939 in expenses for tradeshows and related travel.  Sales and marketing expenses increased by $335,834, which increase was composed mainly of increases of $172,723 in employee related expenses, $88,082 in tradeshow and related travel expenses and $51,690 in consulting expenses.

Interest Expense

For the three months ended June 30, 2012, the Company incurred interest expense of $263,483 compared to interest expense for the three months ended June 30, 2011 of $188,689.  The increase of $74,794 resulted primarily from interest of $92,237 related to the 2011 Bridge Note financing and amortization of debt offering costs of $32,909, which was partially offset by a decrease of $53,264 in interest incurred for equipment financing for our largest digital signage network customer.

Net Income

The Company realized net income for the three months ending June 30, 2012 of $847,192 compared with net income for the three months ended June 30, 2011 of $442,324. The increase in net income of $404,868 was primarily the result of the increase in our derivative valuation of $772,255 partially offset by the increased loss from operations of $277,301 and increased interest expense of $74,794 as explained above.

Liquidity and Capital Resources

At June 30, 2012, we had cash of $403,259, total current assets of $2,103,241, total current liabilities of $8,579,357 and total stockholders' deficit of $5,687,889.  Included in current liabilities is $4,309,537 relating to the value of the embedded derivatives for our unsecured convertible note, and warrants issued in connection with our 2012 Equity Financing.

Cash used in operations during the six months ended June 30, 2012 was $1,777,339 compared to cash used in operations for the six months June 30, 2011 of $2,879,361. Although the net cash used in operations decreased it was partially due to an increase in accounts payable of $1,414,189.  The negative cash flow was sustained by cash reserves from the equity offering completed in March 2012.  We expect to continue to experience negative operating cash flow as long as we continue our technology commercialization and development program or until we increase our sales and/or licensing revenue.

To fund operations through the remainder of the current year, we engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with an aggregate principal amount of up to $3,000,000 (later amended to $5,000,000) (“2012 Convertible Debt Offering”).  The notes are due and payable on or before July 13, 2013.The notes will bear interest at 12% per annum and be convertible to common stock at a $.25 per share conversion price.  We will also grant to holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes will be secured by all of our assets with the exception of the equipment and receivables secured by Hitachi Bank related to our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering. The principal amount of the initial notes issued was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering.  At the initial escrow break, we realized $1,000,000 of cash and issued warrants to acquire 3,800,000 shares of our common stock.  We paid $76,825 in investment banking fees and costs of the offering.

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

We entered into an Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of the Company’s securities, subject to a minimum gross consideration of $3,000,000.  The Company agreed to pay to MDB a commission of 10% of the gross offering proceeds received by the Company, to grant to MDB warrants to acquire up to 10% of the shares of our common stock and warrants issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

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

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears interest at the rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended to the earlier of the date nine months from the original maturity date or the date we close on an additional sale of our securities that results in gross proceeds to us of $12 million.  In consideration of the Bridge Loan we granted to the holders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 per share.

In connection with the 2012 Equity Financing and under the terms of the Subscription Agreements, two of the above described bridge lenders converted the principal balance of their portion of the bridge loan in the amount of $400,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing. The proceeds from this conversion were treated as funds raised with respect to the financing.   In July, the remaining $900,000 of the bridge loan principal was converted to debt as part of the 2012 Convertible Debt Offering.

In connection with the 2012 Equity Financing and under the terms of the SPA, the Company agreed to prepare and file, and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the Warrants.  The registration statement was declared effective August 1, 2012.

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

During 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $775,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for an advance payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer. Terms of the first agreement under which we were advanced $275,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding. Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

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

Our monthly operating expenses, including our CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $475,000 per month during the six months ended June 30, 2012.  We did not have sufficient capital resources at June 30, 2012 to fund our negative cash flow for the remainder of the year without raising additional capital and therefore commenced the 2012 Convertible Debt Offering.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of June 30, 2012, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of June 30, 2012, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2012.

Part II – Other Information

Item 1.     Legal Proceedings

The Company is a defendant in one lawsuit, the total amount in dispute in which is approximately $105,000. The Company was named as a defendant in a lawsuit related to the payment of amounts due at the termination of an equipment lease.  No answer has been filed in the matter as the Company was only recently notified of the dispute.  Management does not believe that this lawsuit will affect the amount payable at the termination of the lease, which will be determined by appraisal.  To the knowledge of management, no other litigation has been filed or threatened.

Item 1A.  Risk Factors
`
There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2012 we granted 100,000 restricted stock units to a new member of our board of directors.  The restricted stock units are convertible into shares of common stock at such time as the director ceases to serve as one of our directors.  The director was an accredited investor and was fully informed regarding the investment. In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

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

10.25
Form of Note and Warrant Purchase and Security Agreement dated July 16, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.)

10.26	Form of Promissory Note dated July 16, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.)

10.27	Form of Warrant (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)

23.1	Consent of HJ & Associates, LLC, independent registered public accountant.

24.1	Power of Attorney. (Included on page II-15).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Principal Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	Extension Labels Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.

*   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: August 13, 2012	/s/ Rodney M. Tiede
By: Rodney M. Tiede
Its: President (Principal Executive Officer)

Date: August 13, 2012	/s/ James E. Solomon
By: James E. Solomon
Its: Chief Financial Officer (Principal Financial and Accounting Officer)