Form 10-Q
period 2012-09-30
BROADCAST INTERNATIONAL INC
filed 2012-11-13
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐ 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of November 5, 2012
Common Stock, $.05 par value	107,543,220 shares

Broadcast International, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2012
		(Unaudited)
ASSETS:
Current Assets
Cash	$961,265	$373,119
Trade accounts receivable, net	1,239,903	1,161,101
Inventory	60,851	362,335
Prepaid expenses	203,973	178,008
Total current assets	2,465,992	2,074,563
Property and equipment, net	1,417,134	664,750
Other Assets, non current
Debt offering costs	123,278	61,643
Patents, net	131,079	123,466
Deposits and other assets	406,004	226,794
Total other assets, non current	660,361	411,903

Total assets	$4,543,487	$3,151,216

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$1,252,538	$2,002,821
Payroll and related expenses	390,206	329,203
Other accrued expenses	175,008	221,031
Unearned revenue	10,449	30,521
Current portion of notes payable (net of discount of $103,859 and $861,335, respectively)	2,068,016	1,938,665
Other current obligations	1,067,649	--
Derivative valuation	3,760,200	4,346,021
Total current liabilities	8,724,066	8,868,262
Long-term Liabilities
Long-term portion of notes payable (net of discount of $659,496 and $409,494, respectively)	6,349,445	590,506
Total long-term liabilities	6,349,445	590,506
Total liabilities	15,073,511	9,458,768
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 75,975,656 and 107,405,328 shares issued as of December 31, 2011 and September 30, 2012, respectively	3,798,783	5,370,266
Additional paid-in capital	96,859,058	99,559,404
Accumulated deficit	(111,187,865)	(111,237,222)
Total stockholders’ deficit	(10,530,024)	(6,307,552)

Total liabilities and stockholders’ deficit	$4,543,487	$3,151,216

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2012	2011	2012

Net sales	$2,277,074	$2,045,278	$6,321,495	$5,790,363
Cost of sales	1,518,310	1,266,224	4,414,402	3,857,682
Gross profit	758,764	779,054	1,907,093	1,932,681

Operating expenses:
Administrative and general	1,280,183	1,001,001	5,124,883	3,589,602
Selling and marketing	401,826	442,495	824,771	1,557,735
Research and development	570,197	325,126	1,793,596	1,346,540
Depreciation and amortization	169,592	127,334	517,751	454,009
Total operating expenses	2,421,798	1,895,956	8,261,001	6,947,886
Total operating loss	(1,663,034)	(1,116,902)	(6,353,908)	(5,015,205)

Other income :
Interest income	338	--	2,324	1
Interest expense	(176,047)	(460,388)	(745,925)	(1,066,599)
Gain (loss) on derivative valuation	5,851,300	1,051,516	12,257,500	5,639,996
Equity issuance costs related to warrants	--	--	(476,234)	(1,095,309)
Loss on note conversion offering expense	--	(47,348)	--	(47,348)
Gain (loss) on extinguishment of debt	16,000	(83,754)	(954,033)	1,588,821
Loss on retirement of debt offering costs	--	(53,150)	--	(53,150)
Gain (loss) on sale of assets	--	2,421	(362)	781
Other income (expense), net	5,597	(3,467)	151	(1,345)
Total other income	5,697,188	405,830	10,083,421	4,965,848

Profit (loss) before income taxes	4,034,154	(711,072)	3,729,513	(49,357)
Provision for income taxes	--	--	--	--
Net profit (loss)	$4,034,154	$(711,072)	$3,729,513	$(49,357)

Net profit (loss) per share – basic	$0.05	$(0.01)	$0.05	$(0.00)
Net profit (loss) per share – diluted	$0.05	$(0.01)	$0.05	$(0.00)

Weighted average shares – basic	75,844,526	107,263,073	75,240,313	98,564,531
Weighted average shares –diluted	78,414,453	107,263,073	77,970,216	98,564,531

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$3,729,513	$(49,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,117,703	918,206
Common stock issued for research and development	903	--
Common stock issued for services	--	167,494
Common stock issued for interest	19,634	--
Accretion of discount on convertible notes payable	250,002	593,297
Stock based compensation	2,072,993	255,001
Loss (gain) on sale of assets	362	(781)
Loss (gain) on extinguishment of debt	954,033	(1,588,821)
Gain on derivative liability valuation	(12,257,500)	(5,639,996)
Warrants issued for interest	157,400	--
Warrants issued for debt extinguishment costs	404,000	--
Warrants issued and expensed for issuance costs	--	1,095,309
Expensed offering costs	--	47,348
Retirement of debt offering costs	--	53,150
Allowance for doubtful accounts	1,414	4,493
Changes in assets and liabilities:
Increase (decrease) in accounts receivable	(68,607)	74,309
Increase in inventories	(54,399)	(301,484)
Decrease in debt offering costs	--	86,338
Decrease in prepaid and other assets	126,704	205,175
Increase (decrease) in accounts payable and accrued expenses	(485,735)	773,903
Increase (decrease) in deferred revenues	(103,629)	20,072

Net cash used in operating activities	(4,135,209)	(3,286,344)

Cash flows from investing activities:
Purchase of equipment	(422,978)	(160,599)
Proceeds from the sale of assets	240	3,171

Net cash used by investing activities	(422,738)	(157,428)

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(Unaudited)
	Nine Months Ended
	September 30,
	2011	2012
Cash flows from financing activities:
Proceeds from equity financing	--	6,150,000
Proceeds from issuance of convertible note and warrants	--	1,774,799
Principal payments on debt	(1,151,439)	(4,017,649)
Equity issuance costs	(24,078)	(776,483)
Proceeds from the exercise of options and warrants	18,304	--
Payments for debt extinguishment costs	--	(275,041)

Net cash provided (used) by financing activities	(1,157,213)	2,855,626

Net decrease in cash	(5,715,160)	(588,146)

Cash beginning of period	6,129,632	961,265

Cash end of period	$414,472	$373,119

Supplemental disclosure of cash flow information:
Interest paid	$244,966	$307,102
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2012

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2011 and September 30, 2012 and the results of operations for the three and nine months ended September 30, 2011 and 2012, respectively, with the cash flows for each of the nine months ended September 30, 2011 and 2012, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine month periods ended September 30, 2011 and 2012:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2012	2011	2012
Numerator
Net income (loss)	$4,034,154	$(711,072)	$3,729,513	$(49,357)
Denominator
Basic weighted average shares outstanding	75,844,526	107,263,073	75,240,313	98,564,531
Effect of dilutive securities:
Stock options and warrants	19,927	--	179,903	--
Restricted stock units	2,550,000	--	2,550,000	--
Diluted weighted average shares outstanding	78,414,453	107,263,073	77,970,216	98,564,531

Net income (loss) per common share
Basic	$0.05	$(0.01)	$0.05	$(0.00)
Diluted	$0.05	$(0.01)	$0.05	$(0.00)

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

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at September 30, 2012 was 3,585,008.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 962,367 at September 30, 2012.

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

The fair values for the options granted for the nine months ended September 30, 2011 and 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Risk free interest rate	1.96%	1.65%
Expected life (in years)	6.28	10.0
Expected volatility	81.03%	78.97%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the nine months ended September 30, 2011 and 2012 was $0.63 and $0.27, respectively.

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

The fair values for the warrants issued for the nine months ended September 30, 2011 and 2012 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Risk free interest rate	2.04%	1.17%
Expected life (in years)	5.00	5.76
Expected volatility	85.82%	82.78%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the nine months ended September 30, 2011 and 2012 was $0.79 and $0.23, respectively.

Results of operations for the nine months ended September 30, 2011 and 2012 includes $2,072,993 and $255,001, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $2,072,993 non-cash stock-based compensation expense for the nine months ended September 30, 2011 are (i) $1,544,000 for 1,400,000 restricted stock units issued to 5 members of the board of directors, (ii) $124,000 for 200,000 restricted stock units issued to one employee, (iii) $263,572 for 600,000 options issued to one individual and one corporation for consulting services, (iv) $51,207 for 874,200 options granted to 38 employees, (v) $4,263 for 8,700 options granted to 15 of our non-employee installation technicians and (vi) $85,951 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.

Included in the $255,001 non-cash stock-based compensation expense for the nine months ended September 30, 2012 are (i) $50,500 for 202,633 restricted stock units issued to 5 members of the board of directors, (ii) $484 for 50,000 options granted to 4 employees and (iii) $204,017 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

The impact on our results of operations for recording stock-based compensation for the three and nine months ended September 30, 2011 and 2012 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
General and administrative	$234,185	$38,719	$1,915,969	$158,947
Research and development	51,934	22,696	157,024	96,054

Total	$286,119	$61,415	$2,072,993	$255,001

Due to unexercised options and warrants outstanding at September 30, 2012, we will recognize an additional aggregate total of $286,733 of compensation expense over the next four years based upon option and warrant award vesting parameters as shown below:

2012	$42,572
2013	164,085
2014	79,224
2015	892
Total	$286,733

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2012.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2011	20,440,551	$1.10
Options granted	50,000	0.37
Warrants issued	24,317,900	0.33
Expired	(140,169)	1.31
Forfeited	(1,464,419)	1.35
Exercised	--	--

Outstanding at September 30, 2012	43,203,863	$0.52

The following table summarizes information about stock options and warrants outstanding at September 30, 2012.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.17-0.95	39,173,684	4.62	$0.43	38,728,684	$0.43
1.00-1.65	3,411,179	3.60	1.04	3,207,646	1.04
2.25-5.00	619,000	2.98	3.05	619,000	3.05
$0.17-5.00	43,203,863	4.52	$0.52	42,555,330	$0.51

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule. During the nine months ended September 30, 2011 and 2012, we awarded 1,600,000 and 202,633 restricted stock units, respectively.
The following is a summary of restricted stock unit activity for the nine months ended September 30, 2012.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	2,550,000	$1.25
Awarded at fair value	202,633	0.25
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at September 30, 2012	2,752,633	$1.18
Vested at September 30, 2012	2,752,633	$1.18

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At September 30, 2012 and December 31, 2011, we had bank balances of $0 and $909,182, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $1,161,101 and $1,239,903 net accounts receivable for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, were (i) $1,122,643 and $1,269,579 for billed trade receivables, respectively; and (ii) $96,418 and $23,814 of unbilled trade receivables; less (iii) ($57,960) and ($53,490) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2012, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development.  On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 and $7,613 for both the three and nine months ended September 30, 2012 and 2011, respectively.  Estimated amortization expense, if all patents were issued at the beginning of 2012, for each of the next five years is as follows:

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $325,126 and $1,346,540 of research and development costs for the three and nine months ended September 30, 2012, respectively. We expensed $570,197 and $1,793,596 of research and development costs for the three and nine months ended September 30, 2011, respectively.

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

For the nine months ended September 30, 2012 and 2011, we had the same customer that individually constituted 85% and 91%, of our total revenues, respectively.  Although the initial contract for this customer has expired, we received a contract extension through January 2013 continue to provide services.  During that time period the customer is soliciting requests for proposals (“RFP”) from competing vendors.  We are participating in the RFP process and have submitted our response to the customer.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the nine months ended September 30, 2012 and year ended December 31, 2011 was as follows:

	December 31, 2011	September 30, 2012

Amended and Restated Senior 6.25% Convertible Note	$6,180,816	$--
Unsecured Convertible Note	340,504	590,506
Bridge Loan Note Payable	1,196,141	--
Equipment Purchase and Sale Agreement	700,000	--
2012 Convertible Notes	--	1,938,665
Total	8,417,461	2,529,171
Less Current Portion	(2,068,016)	(1,938,665)
Total Long-term	$6,349,445	$590,506

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

A portion of the net proceeds from the 2012 Equity Financing was used to close on the 2012 Debt Restructuring. The Company paid $2,750,000 and issued 2,000,000 shares of common stock valued at $760,000 in satisfaction of the Amended and Restated Note and remaining interest value of $680,816. In consideration of negotiating the 2012 Debt Restructuring and amending our agreement with our placement agent, we paid $275,041 and issued 586,164 shares of our common stock valued at $222,742 to our placement agent, and recognized a $2,173,033 gain on extinguishment of debt as a result of this retirement.

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

As of March 31, 2011 we recorded an aggregate derivative liability of $1,711,100, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the note.  A derivative valuation gain of $896,300 was recorded during the three months ended March 31, 2011, to reflect the change in value of the aggregate derivative liability from December 31, 2010 to March 31, 2011.

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

On December 23, 2009 we entered into an amendment with the holder of our unsecured convertible note which increased the annual rate of interest from 5% to 8% commencing as of October 16, 2009.

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

We recorded an aggregate derivative liability of $224,700 and $256,700 as of September 30, 2012 and 2011, respectively, related to the conversion feature of the note.  Derivative valuation gains of $75,300 and $1,145,200, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $224,700 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate .19%, (ii) expected life (in years) of 1.3; (iii) expected volatility of 86.42%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment.  The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $83,334 and $250,002 was included in interest expense for both the three and nine months ended September 30, 2012 and 2011, respectively.  The note bears an 8% annual interest rate payable semi-annually, and for both the three and nine months ended September 30, 2012 and 2011, $20,000 and $60,000, respectively was included in interest expense, and the note is currently convertible into common stock at a conversion price of $.25 per share.

Accounts Receivable Purchase Agreements

During the year ended December 31, 2010 we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $775,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for advanced payment and a commitment to remit to the purchaser the amount advanced upon collection from our customer.  Terms of the first agreement under which we were advanced $275,000 included a 3% discount with a 3% interest fee for every 30 days the advances remained outstanding. Terms of the second agreement under which we were advanced $500,000 included a 10% discount with a 0.5% interest fee for every 30 days the advances remained outstanding.

During the three months ended March 31, 2011 we remitted $100,000 of the principal balance plus accrued interest of $8,360 and converted the remaining $675,000 of principal balance plus $109,292 of accrued and unpaid interest into 1,307,153 shares of our common stock and warrants to purchase an additional 653,576 shares of our common stock. The warrants contain anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than $1.00 per share.

At September 30, 2012 and 2011 we recorded aggregate derivative liabilities of $28,100 and $135,500 related to the warrant reset provision.  Derivative valuation gains of $128,200 and $314,600 were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2010 and 2011, respectively.  The aggregate derivative liability of $28,100 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.39%, (ii) expected life (in years) of 3.5; (iii) expected volatility of 77.42%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19.

Bridge Loan

On December 28, 2011 we entered into a Note and Warrant Purchase and Security Agreement with seven individuals for an aggregate of $1,300,000 (“Bridge Loan”) to be used as working capital. The note bears an annual interest rate of 18%, payable monthly in cash.  Additionally, we granted to the holders of the Bridge Loan warrants with a five year term to purchase an aggregate of 357,500 shares of our common stock at an exercise price of $0.65 and subsequently reset to $0.53, per share.  The note was due on February 28, 2012, but the term was subsequently extended to the earlier of the date nine months from the original maturity date or the date we closed on an additional sale of our securities that resulted in gross proceeds to us of $12 million.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 per share. This note is collateralized by a security interest in all of our accounts receivable

In connection with the Bridge Loan, we paid an $84,500 placement fee and issued warrants to purchase 65,000 shares of our common stock at an exercise price of $0.65 per share and subsequently reset to $0.53, to our investment banker for services in completing the above transaction and paid a $3,000 escrow fee to the Escrow Agent in exchange for holding the funds prior to their disbursement to us.

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

On July 13, 2012 the $900,000 principal balance was retired and was included as part of the 2012 Convertible Note (as described below) and recorded a (i) $83,754 loss on extinguishment of debt related to the remaining un-accreted portion of the note and (ii) $53,160 expense related to unrecognized offering costs, at the time of retirement.

At September 30, 2012 we recorded an aggregate derivative liability of $29,800 related to the reset provision for the original and placement warrants issued. A derivative valuation gain of $113,900 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2011.  The aggregate derivative liability of $29,800 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.47%, (ii) expected life (in years) of 4.2; (iii) expected volatility of 80.82%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19.

At September 30, 2012 we recorded an aggregate derivative liability of $24,700 related to the reset provision for the warrants issued for an extension of the maturity date.  A derivative valuation gain of $71,825 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $24,700 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.47%, (ii) expected life (in years) of 4.2; (iii) expected volatility of 80.85%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19.

The principal value of the note was being accreted over the amended term of the obligation, for which $17,662 and $116,630 were included in interest expense for the three and nine months ended September 30, 2012, respectively.  The note bore an 18% annual interest rate, and for the three and nine months ended September 30, 2012, $5,769 and $100,899, respectively were included in interest expense.

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

2012 Convertible Notes

We engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”).As of September 30, 2012 we have issued notes having an aggregate principal value of $2,800,000 as explained below.  The notes are due and payable on or before July 13, 2013.  The notes bear interest at 12% per annum and may convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described above) to the 2012 convertible Debt Offering, which extinguished the Bridge Loan.  Of the $1,000,000 non-converted principal amount, we realized $923,175 of cash in the initial closing and issued warrants to acquire 3,800,000 shares of our common stock.  We paid $76,825 in investment banking fees and costs of the offering.  On August 15, 2012, we continued sales of convertible debt under the 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $900,000, issued warrants to acquire 1,800,000 shares of our common stock, from which we realized cash of $851,624 after payment of investment banking fees of $48,376.

The notes and warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued on the dates issued using a Black Scholes pricing model.

We recorded an aggregate derivative liability of $560,000 as of September 30, 2012, related to the conversion feature of the note. A derivative valuation loss of $72,000 was recorded to reflect the change in value of the aggregate derivative liability from the time the notes were issued.  The aggregate derivative liability of $560,000 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.17%, (ii) expected life (in years) of 0.80; (iii) expected volatility of 95.97%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19.

Additionally, we recorded an aggregate derivative liability of $616,000 as of September 30, 2012, related to the warrant reset provision. A derivative valuation loss of $16,000 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $616,000 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.62%, (ii) expected life (in years) of 4.80; (iii) expected volatility of 81.51%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19.

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

	Common Shares Issued	Number of A Warrants	Value of A Warrants	Value of B Warrants	Total Warrant Value
Investors	24,816,000	12,408,000	$1,488,960	$98,263	$1,587,223
Bridge Loan Conversion	1,600,000	800,000	96,000	6,335	102,335
Equipment Finance Conversion	2,000,000	1,000,000	120,000	7,919	127,919
Agency	--	4,262,400	511,488	33,756	545,244
Total	28,416,000	18,470,400	$2,216,448	$146,273	$2,362,721

We recorded an aggregate derivative liability of $2,362,721 as of September 30, 2012, related to the reset feature of the A warrants and the B warrants mentioned above. A derivative valuation gain of $2,760,071 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants issued.  The aggregate derivative liability of $2,362,721 was calculated as follows: (1) $2,216,448 for the reset feature of the A warrants using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.73%, (ii) expected life (in years) of 5.5; (iii) expected volatility of 83.48%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19 and (2) $146,273 for the B warrants using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach.

Note 8 – 2010 Equity Financing and the Debt Restructuring

On December 24, 2010, we closed on an equity financing (the “Equity Financing”) as well as a restructuring of our then outstanding convertible indebtedness (the “Debt Restructuring”).  The Equity Financing and the Debt Restructuring are described as follows.

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

A portion of the net proceeds from the 2012 Equity Financing was used to close on the 2012 Debt Restructuring therewith. The Company paid $2,750,000 and issued 2,000,000 shares of common stock valued at $760,000 to Castlerigg in satisfaction of the $5,500,000 senior convertible note and $72,570 of accrued interest.  In addition, the remaining accrued interest value of $608,066 was satisfied.

Investor warrants totaling 12,499,980 issued under the Subscription  Agreements contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. Pursuant to the 2012 Equity Financing the exercise price was reset to $0.78 per share.

We recorded an aggregate derivative liability of $500,000 and $2,500,000 as of September 30, 2012 and 2011, respectively, related to the reset feature of the warrants issued under the Placement agency Agreement. A derivative valuation gain of $2,375,000 and $8,250,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $500,000 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.31%, (ii) expected life (in years) of 3.2; (iii) expected volatility of 76.71%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.19.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2012:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	$--	$--	$--	$--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$4,346,021	$--	$--	$4,346,021
Total liabilities measured at fair value	$4,346,021	$--	$--	$4,346,021

(1) See Notes 6,7 and 8 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2012.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2011	$(3,760,200)
Total gains or losses (realized and unrealized)
Included in net loss	5,639,996
Valuation adjustment	--
Purchases, issuances, and settlements, net	(6,225,817)
Transfers to Level 3	--
Balance at September 30, 2012	$(4,346,021)

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

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we sold to the financing institution certain telecommunications equipment to be installed at 1,981 (subsequent additional locations have increased the customer’s network to an aggregate of approximately 2,100 locations) of our customer’s retail locations in exchange for a one time payment of $4,100,670 by the financial institution. We paid to the financial institution 36 monthly lease payments of approximately $144,000 plus applicable sales taxes. We had the right to terminate the lease after making 33 payments for a termination fee of the higher of approximately 10% of the original equipment value (approximately $410,000) or the then “in-place fair market value” after which payment we would own all of the equipment. We gave timely notice of exercise of this option. We are currently a party to a lawsuit to determine if the “in-place fair market value” exceeds the 10% of the original lease value and by what amount.  We contend that the three payments made subsequent to the notice exercising our right to purchase constitute full payment for the equipment. The equipment broker contends that we owe an additional amount of approximately $1,462,000.  Our accounting records reflect that the capital lease has been retired and the equipment has been fully depreciated.

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease.

During the three and nine months ended September 30, 2012, we made lease payments totaling approximately $281,397 and $1,125,588 of which $276,454 and $1,067,649 was applied toward the outstanding lease with $4,943 and $57,939, respectively, included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $8,378 and $33,512 which was included in interest expense for the three and nine months ended September 30, 2012, respectively.

During the three and nine months ended September 30, 2011, we made lease payments totaling approximately $422,096 and $1,266,287 of which $361,966 and $1,048,491 was applied toward the outstanding lease with $60,130 and $217,796, respectively, included in interest expense. Additionally, we recognized amortization of the lease acquisition fee of $12,567 and $37,701 which was included in interest expense for the three and nine months ended September 30, 2011, respectively.

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

Since May 18, 2004, we have acquired an aggregate of 4,470,450 additional common share equivalents IDI. As of September 30, 2012, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents.

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of September 30, 2012 we have advanced an aggregate amount of $3,319,105 pursuant to a promissory note that is secured by assets and technology of IDI.

Note 12 – Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No 2012-04, Technical Corrections and Improvements. This Update makes technical corrections, clarifications, and limited-scope improvements to various Topics throughout the Codification. The changes clarify the Codification or correct unintended application of guidance and are not expected to have a significant impact on current accounting practices. The majority of the amendments in this Update are effective immediately with a few limited scope amendments (mainly related to Plan Accounting) that will be effective for fiscal years beginning after December 15, 2012 for public companies and for the first annual period beginning after December 15, 2013 for private companies.  This guidance did not have a significant impact on the Company’s financials since it was primarily issued to provide corrections and/or clarifications of currently issued guidance an update of SEC referenced guidance and didn’t change existing guidance.

In August 2012, the FASB issued ASU No 2012-03, Technical Amendments and Corrections to SEC Sections. This Update makes changes to several of the SEC guidance literature sections within the Codification.  The main focus is to update the SEC guidance as per SAB 114 to reference the codification sections rather than the old standards prior to the codification.  The changes were mainly references and were not intended to change guidance. The amendments in this Update are effective immediately.  This guidance did not have a significant impact on the Company’s financials since it was an update of SEC referenced guidance and didn’t change existing guidance.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this Update is to simplify how entities test indefinite-lived intangible assets for impairment and to have the testing be in-line with the updated guidance issued in 2011 related to impairment testing for goodwill. This Update allows entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative analysis. The more likely than not threshold is defined as having a likelihood of more than 50%.  The option to first assess qualitative factors can be bypassed and an entity can proceed directly to performing the quantitative impairment test and still be able to resume performing the qualitative assessment in subsequent years. Some examples of circumstances to consider are 1) cost factors that have a negative impact on earnings, 2) financial performance such as negative or declining cash flows, 3) legal, regulatory, contractual, political or business conditions, 4) other relevant entity specific events 5) industry and market conditions, and 6) macroeconomic conditions. The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012 if the financial statements have not been issued.  The Company does not expect this Update to impact the Company’s financials since it currently has no indefinite-lived intangibles other than goodwill, but the Company will plan on utilizing the qualitative assessment options if any are acquired.

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

Note 13 – Supplemental Cash Flow Information

2012
During the nine months ended September 30, 2012, we issued 427,508 shares of our common stock valued at $167,494 to two consultants and one corporation of which (i) 250,000 shares was in consideration for cancellation of a warrant issued for consulting services rendered and (ii) 177,508 was for consulting services rendered.

For the nine months ended September 30, 2012 an aggregate non-cash expense of $593,297 was recorded for the accretion of notes payable as follows: (i) $250,002 for the Unsecured Convertible Note, (ii) $116,630 for the Bridge Loan and (iii) $226,665 for 2012 Convertible Notes.

For the nine months ended September 30, 2012, we recognized $918,206 in depreciation and amortization expense from the following: (i) $464,197 related to cost of sales for equipment used directly by or for customers, (ii) $446,396 related to other property and equipment, and (iii) $7,613 for patent amortization.

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

On March 21, 2011, the Company converted $784,292 of its short-term debt into equity through the issuance of common stock and warrants to two lenders at the same unit pricing as the Equity Financing. In consideration of converting the short- term loans on the basis of $1.20 for two shares of common stock plus one warrant at an exercise price of $1.00, the Company issued 1,307,153 shares of common stock and warrants to acquire up to 653,576 shares of common stock, which warrants have a five year term and are exercisable at $1.00 per share. The Company’s objective for converting the short-term debt into equity is to conserve cash for further market development.

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

Note 14 – Subsequent Events

In October 2012, we issued 46,611 and 20,789 shares of our common stock to one individual and one company, respectively, for consulting services rendered.

In November 2012, we issued 47,945 and 20,547 shares of our common stock to one individual and one company, respectively, for consulting services rendered.

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

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America.  This contract has been extended to February 1, 2013.  BofA is in the process of expanding its network to additional locations and we now furnish services to approximately 33,000 screens at more than 2,500 locations.  In addition, BofA selected us to be its vendor for certain additional audio visual services.  A factor in securing this contract was the benefits of the CodecSys technology in delivering our services.  For the quarter ended September 30, 2012, we realized approximately $1,680,927 in revenue from this contract, which contributed approximately 82% of our revenues for the quarter.  BofA is in the process of soliciting requests for proposals from competing vendors, to which we have responded as well.

Our revenues for the quarter ended September 30, 2012 decreased by approximately $231,796 or 10% compared to the quarter ended September 30, 2011. Although we experienced a decrease in our revenues our gross margin increased approximately $20,290 or 3% for the quarter ended September 30, 2012 compared to the same period in 2011.  However, we continue to deplete our available cash and need future equity and debt financing as we continue to spend more money than we generate from operations.

To fund operations through the remainder of the current year, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of September 30, 2012, we have issued notes with an aggregate principal value of $2,800,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing and issued warrants to acquire 3,800,000 shares of our common stock.  We paid $76,825 in investment banking fees and costs of the offering.  On August 15, 2012, we continued sales of convertible debt under the 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $900,000, from which we realized cash of $851,624 after payment of investment banking fees of $48,376.

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

On December 24, 2010, we closed on an equity financing (the “2010 Equity Financing”) as well as a restructuring of our then outstanding convertible indebtedness (the “2010 Debt Restructuring”).  The 2010 Equity Financing and the 2010 Debt Restructuring are described as follows.

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

Results of Operations for the Nine Months ended September 30, 2012 and September 30, 2011

Revenues

We generated $5,790,363 in revenue during the nine months ended September 30, 2012.  During the same nine month period in 2011, we generated revenue of $6,321,495.  The decrease in revenue of $531,132 was due primarily to a decrease in revenue from sales of equipment and installation fees from our digital signage contract with our largest customer, a financial services company, which accounted for approximately 84% of our revenues for the nine months ending September 30, 2012. License fees increased by $337,851, but system sales and installation revenues decreased by $1,156,931 in the nine months ended September 30, 2012, almost all of which changes were due to fewer work orders from our major digital signage customer.  The increase in license fees and the decrease in system sales and installation revenues actually resulted in an increase in gross margin due to higher gross margins in the license fee category than for system sales and installation services.  In addition, revenue from studio and production services increased by $111,766 and revenue from web services and other services increased by $180,548 both of which partially offset the loss of revenue due to sales of equipment and installation activities.

Sales revenues from our largest customer accounted for approximately 84% and 91% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.  Revenues from all of our customers, except our largest customer, increased by $347,223 or 63% in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  This increase resulted primarily from the addition of one new customer to which we provide web hosting and streaming services.

Cost of Revenues

Cost of revenues decreased by approximately $556,721 to $3,857,682 for the nine months ended September 30, 2012 from $4,414,402 for the nine months ended September 30, 2011.  Costs of equipment and installation services decreased by $339,771 primarily due to decreased installation of new equipment used in the continued expansion of our largest customer’s digital signage network.  In addition, depreciation decreased by $135,754 due to equipment used in our largest network being fully depreciated and costs of the production and maintenance department decreased by $79,482 due to cost reduction efforts by management.

Expenses

General and administrative expenses for the nine months ended September 30, 2012 were $3,589,602 compared to $5,124,883 for the nine months ended September 30, 2011.  The decrease of $1,535,281 resulted primarily from a decrease of approximately $1,757,022 in the amount charged for the issuance of options and warrants.  This decrease was partially offset by an increase of $128,557 in temporary help expenses, $60,845 in increased consulting fees, and $30,649 in increased employee and related expenses.

Research and development in process decreased by $447,056 for the nine months ended September 30, 2012 to $1,346,540 from $1,793,596 for the nine months ended September 30, 2011.  The decrease resulted primarily from a decrease of $228,110 in consulting expenses, $108,780 in conventions and travel expenses, $62,298 in temporary help expenses, and $60,970 in expenses related to grants of options and warrants.

Sales and marketing expenses increased $732,964 to $1,557,735 for the nine months ending September 30, 2012 from $824,771 for the nine months ended September 30, 2011.  The increase reflects an increase in employee and related costs of $423,792, an increase of $198,978 in general operating costs including travel and tradeshow expenses and an increase in other professional services and consulting fees of $ 93,504.  The increase in sales and marketing expenses primarily reflects increased staff and activity in marketing the CodecSys technology.

Interest Expense

For the nine months ended September 30, 2012, we incurred interest expense of $1,066,598 compared to interest expense for the nine months ended September 30, 2011 of $745,925.  The increase of $320,673 resulted primarily from the interest recorded to account for the issuance of our Bridge Loan and the issuance of our 2012 Convertible Debt, which was not outstanding during the nine months ended September 30, 2011 and resulted in the increase in interest expense.  Of the total interest expense recorded for the nine months ended September 30, 2012, $310,000 was the amount incurred on the $1,000,000 principal outstanding on our 8.0% unsecured convertible note, $290,216 was incurred on our 2012 Convertible Debt, $217,520 was incurred on our Bridge Note and $96,512 was incurred on our equipment lease financing.  Of the total amount of our interest expense, $353,451 was interest actually paid or accrued and $713,147 was non-cash interest expense related to the note accretion on our $1,000,000 unsecured convertible note and amortization of debt offering costs related to other indebtedness.

Net Income

We realized a net loss for the nine months ended September 30, 2012 of $49,357 compared with net income for the nine months ended September 30, 2010 of $3,729,513.  The change from realizing net income to a net loss aggregated $3,778,870 and was due primarily to a decrease in gain related to our derivative valuation calculation of warrants and convertible notes of $6,617,504, an increase of $619,075 in equity issuance costs related to warrants issued and the increase in interest expense of $320,674 discussed above.  The decrease was partially offset by a gain of $2,542,854 realized on the extinguishment of debt resulting from the payoff of our 6.25% senior convertible note.

Results of Operations for the Three Months ended September 30, 2012 and September 30, 2011

Revenues

We generated $2,045,277 in revenue during the three months ended September 30, 2012.  During the same three-month period in 2011, we generated revenue of $2,277,074.  The decrease in revenue of $231,795 was due primarily to a decrease of $518,198 in system sales and installation and service work resulting from decreased work orders for the digital signage network of our largest customer.  The decrease was partially offset by an increase of $138,322 in license fees, $80,543 in studio and production fees and $67,898 in web hosting and other fees.

Our largest customer’s sales revenues accounted for approximately 82% and 92% of total revenues for the quarters ended September 30, 2012 and 2011, respectively.  Revenues from all customers other than our largest customer increased by $187,560 during the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 more than half of which were derived from a new web hosting customer.  Any material reduction in revenues generated from our largest customer could cause a substantial deterioration in our results of operations, financial condition and liquidity.  Although our sales declined, our gross margin actually increased slightly due to the fact that services that were performed were services with higher margins than our equipment sales and service work.

Cost of Revenues

Costs of revenues decreased by approximately $252,086 to $1,266,224 for the three months ended September 30, 2012 from $1,518,310 for the three months ended September 30, 2011.  The decrease was due primarily to a decrease of $115,471 in cost of equipment sales and services due to fewer work orders being issued for equipment and services on our largest customer’s digital signage network and a decrease in the amount of depreciation recorded of $131,123 related to equipment that is now fully depreciated.

Expenses

General and administrative expenses for the three months ended September 30, 2012 were $1,001,001 compared to $1,280,183 for the three months ended September 30, 2010.  The decrease of approximately $279,182 resulted primarily from a decrease of $195,466 in option and warrant expenses, $56,650 in employee and related costs and $48,500 in director fees.

Research and development in process decreased by $245,071 for the three months ended September 30, 2012 to $325,126 from $570,197 for the three months ended September 30, 2011.  This decrease resulted primarily from decreased consulting fees of $110,585 and a decrease of $111,377 in various operating expense categories including temporary help, travel, and tradeshows and conventions.

Sales and marketing expenses increased $40,669 for the three months ended September 30, 2012 to $442,495 from $401,826 for the three months September 30, 2011.  The increase was due primarily to increased consulting fees of $52,554 and increased employee and related expenses of $31,968, which were partially offset by a decrease in advertising and promotion of $19,854.

Interest Expense

For the three months ended September 30, 2012, we incurred interest expense of $460,388 compared to interest expense for the three months ended September 30, 2011 of $176,047.  The increase of $284,340 resulted primarily from interest expense of $313,647 attributable to our Bridge Loan and our 2012 Convertible Debt Offering, which were not outstanding during the three months ended September 30, 2011.  The increase in interest expense was partially offset by a decrease in interest expense related to equipment financing for our largest customer of $51,752.  The $460,388 of interest expense recorded consisted primarily of $355,092 of non-cash interest expense recorded to account for the accretion of note liability on our balance sheet and amortization of debt offering costs.

Net Income

We realized a net loss for the three months ended September 30, 2012 of $711,072 compared to net income of $4,034,154 for the three months ended September 30, 2011.  The difference between our net loss in 2012 compared to our net income in 2011 of $4,745,226 was primarily the result of recording a decreased gain related to the derivative valuation of warrants and convertible notes for the three months ended September 30, 2012 of $4,799,784, increased interest expense recorded of $284,341 as explained above and $200,252 of expenses incurred relative to the extinguishment of debt and retirement of debt offering costs.  The decrease in our total net income was partially offset by a decrease in loss from operations of $546,132 resulting from decreased operating expenses and an increase in gross margin as explained above.

Liquidity and Capital Resources

At September 30, 2012, we had cash of $373,119, total current assets of $2,074,563, total current liabilities of $8,868,262 and total stockholders' deficit of $6,307,552.  Included in current liabilities is $4,346,021, which relates to the value of the embedded derivatives for our 8.0% unsecured convertible note and our 2012 Convertible Notes and related warrants and warrants issued pursuant to our 2012 Equity Financing.

We experienced negative cash flow used in operations during the nine months ending September 30, 2012 of $3,286,334 compared to negative cash flow used in operations for the nine months ended September 30, 2011 of $4,135,209.  In July 2012 we commenced expense reduction actions designed to decrease our negative cash flow.  We reduced salaries and general and administrative expenses.  Our expenditures for development and sales of CodecSys now total approximately $300,000 per month, which approximates our current monthly excess of cash expenses over income.  The negative cash flow was met by cash reserves from the completion of our 2012 Equity Financing and the issuance of our 2012 Convertible Debt in the total amount of $2,800,000, which included $900,000 of Bridge Loan indebtedness that was converted to the 2012 Convertible Debt.  We expect to continue to experience negative operating cash flow as long as we continue our current expenditures related primarily to bringing our CodecSys products to market, continue our development of CodecSys or until we begin to receive licensing revenue from sales of our CodecSys proprietary software or increase sales in our network division by adding new customers.

To fund operations through the remainder of the current year, we engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”).  The notes will be due and payable on or before July 13, 2013.  The notes will bear interest at 12% per annum and be convertible to common stock at a $.25 per share conversion price.  We will also grant to holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes will be secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor, which are related to our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering.  The principal amount of the initial notes issued was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering.  At the initial escrow break, we realized $1,000,000 of cash and issued warrants to acquire 3,800,000 shares of our common stock.  We paid $76,825 in investment banking fees and costs of the offering.  On August 15, 2012, we continued sales of convertible debt under the 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $900,000, from which we realized cash of $851,000 after payment of investment banking fees of $49,000.

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

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with an individual that provided we issue to the convertible note holder (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us from an affiliate of the convertible note holder on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock.  The holder of the note no longer has any warrants to purchase any of our stock.  The unsecured convertible note was due October 16, 2009 and was extended to December 22, 2010 and the annual interest rate was increased to 8%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied  The unsecured convertible note was convertible into shares of our common stock originally at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights, pursuant to which the note is now convertible at a conversion price of $.25 per share.  The term of the convertible note has been extended and now is due December 31, 2013.  In connection with the extension of the note, we issued to the holder of the note 150,000 shares of common stock and a five year warrant to acquire up to 75,000 shares of our common stock and an exercise price of $.90 per share to extend the term of the note.  In addition, we committed to pay accrued interest due on the convertible note through the issuance of common stock and warrants on the same terms as the Equity Financing.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of September 30, 2012, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of September 30, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2012, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2012.

Part II – Other Information

Item 1.  Legal Proceedings

The Company is a defendant in a lawsuit, the total amount in dispute in which is approximately $125,000.  In addition, we are currently a party to a lawsuit to determine if the “in-place fair market value” exceeds the 10% of the original lease value and by what amount.  We contend that the three lease payments made subsequent to the notice exercising our right to purchase constitute full payment for the equipment. The equipment broker contends that we owe an additional amount of approximately $1,462,000.

Item 1A. Risk Factors

Except as indicated below, there have been no material changes in risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In August 2012, we issued 108,108 shares of our common stock to one individual and a licensed broker in consideration of management services provided to us pursuant to a written agreement. The consultants are accredited investors and were fully informed regarding their investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

In September 2012, we granted 20,000 options pursuant to our 2004 Long Term Incentive Plan to two of our employees.  The options have a ten year life and an exercise price of $.17 per share.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In October 2012, we issued 69,400 shares of our common stock to one individual and a licensed broker in consideration of management services provided to us pursuant to a written agreement. The consultants are accredited investors and were fully informed regarding their investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

In November 2012, we issued 68,492 shares of our common stock to one individual and a licensed broker in consideration of management services provided to us pursuant to a written agreement. The consultants are accredited investors and were fully informed regarding their investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

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

10.20	Form of Securities Purchase Agreement dated March 13, 2012. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.21	Form of A Warrant. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.22	Form of B Warrant. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.23
Loan Satisfaction Agreement between the Company and Castlerigg Master Investments Ltd. dated March 13, 2012.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.24	Registration Rights Agreement dated March 13, 2012. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.25	Form of Placement Agent Warrant. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012.)

10.26
Form of Note and Warrant Purchase and Security Agreement dated July 16, 2012.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.)

10.27	Form of Promissory Note dated July 16, 2012. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.)

10.28	Form of Warrant. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2012.)

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)

23.1	Consent of HJ & Associates, LLC, independent registered public accountant.

24.1	Power of Attorney. (Included on page II-15).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Principal Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	Extension Labels Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: November 13, 2012	/s/ Rodney M. Tiede
By: Rodney M. Tiede
Its: President and Principal Executive Officer

Date: November 13, 2012	/s/ James E. Solomon
By: James E. Solomon
Its: Chief Financial Officer (Principal Financial and Accounting Officer)