Form 10-K
period 2012-12-31
BROADCAST INTERNATIONAL INC
filed 2013-03-29
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2012.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number: 0-13316
BROADCAST INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0395567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2012 the last business day of the Registrant’s most recently completed second fiscal quarter, was $26,806,955.

As of March 15, 2013 the Registrant had outstanding 107,932,373 shares of its common stock.

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

ITEM 1.  BUSINESS

Broadcast International, Inc. is a communications services and technology company headquartered in Salt Lake City, Utah.  Broadcast operates two divisions – BI Networks and CodecSys.  Broadcast was incorporated in Utah in 1983 under the name “Laser Corporation,” but did not commence its current business until the year 2000.

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

In July 2009, we entered into a $10.1 million, three-year contract with Bank of America (“BofA”) to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America.  This digital signage network grew to approximately 2,500 retail banking sites.. For the past three years this has been our largest customer, but in December 2012, we were notified that a new vendor would begin servicing the customer.  Although Broadcast may continue providing some services, our revenues from this customer will decrease by approximately 90%. Currently, our contract, which would have expired in August 2012, has been extended to May 31, 2013.  We tested our digital signage product offering with a regional bank through the installation of six test sites at different banking locations.  .  This customer and its affiliated banks have approximately 550 total banking locations.  In addition, we have been selected to be the vendor for a large religious institution that has in excess of 16,000 churches and other places of worship worldwide to provide digital signage software and services.    This religious organization has paid us for development engineering work and we have successfully completed a proof of concept demonstration.  Because we will not continue with our largest customer, we must replace those revenues with new customers or severely scale back our operations.  These new customers may replace a portion of the revenues lost due to losing the largest customer.

BI Networks Products and Services

Following are some of the ways in which businesses utilize Broadcast’s products and services.

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

Network-Based Services

Broadcast utilizes satellite technology for various business training and communication applications.  The list that follows describes the comprehensive offering of products and services that attracts companies in need of a satellite solution.

•	Network design and engineering

•	Equipment and installation

•	Network management

•	24/7 help desk services

•	On-site maintenance and service

•	Full-time or occasional satellite transponder purchases (broadcast time)

•	Uplink facilities or remote SNG uplink trucks

Streamed Video Hosting Services

With the advancement of streaming technologies and the increase of bandwidth, the Internet provides an effective platform for video-based business training and communications.  Broadcast management believes that the Internet will become an increasing means of broadband business video delivery.  Consequently, Broadcast has invested in the infrastructure and personnel needed to be a recognized provider of Internet-based services.  Following are the services Broadcast currently provides:

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

In the process of creating integrated technology solutions, we have developed proprietary software systems such as its content delivery system, incorporating site, user, media and template controls to provide a powerful mechanism to administer content delivery across multiple platforms and to integrate into any web-based system.  We use our content delivery system to manage networks of thousands of video receiving locations for enterprise clients.

The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period.  Of our net sales in 2012 and 2011, approximately 90% were derived from network management related services and approximately 10% were derived from product and content development and all other services.

Our network management and support services are generally provided to customers by our operations personnel located at corporate headquarters.  Our production and content development services are generally provided by personnel from our production studio.  We generally contract with independent service technicians to perform installation and maintenance services at customer locations throughout the United States.

Overview of Video Compression

Video compression is the process by which video content is converted into a digital data stream for transmission over satellite, cable, Internet or wireless networks.

Video compression is generally accomplished by using a single technique or computer formula to create a particular data stream.  As more and more video content is broadcast and streamed to a rapidly expanding based of new video receivers, such as cell phones, tablets, and notebook computers, the need to stream the video content with the highest possible quality and at the lowest possible bandwidth expands exponentially.  At the same time traditional media desires to keep pace with the new media by transmitting higher and higher quality video to enhance the viewing experience of the consumer and we will experience the expansion of “smart televisions”, movies streamed in high definition and 3D, and entertainment streaming services to the home and computer, all of which increase the need to transmit video using the least amount of bandwidth possible without affecting the quality of the experience.

CodecSys Technology

We have patented our video compression technology and have trademarked it as “CodecSys.”  Initially, we developed this technology for delivering video content for our network customers. However, this proprietary technology has expanded into a much wider application.

Video compression is generally accomplished by using a single technique or computer formula to create a particular data stream.  Our patented CodecSys technology is a software-based video operating system that uses multiple techniques or computer formulas to create a particular data stream.  With CodecSys, video content may be transmitted over substantially decreased bandwidth while maintaining media quality.  We believe that our CodecSys technology offers significant efficiencies and cost savings over traditional hardware solutions associated with video content transmission and storage.

We have developed a video encoding software product based upon its CodecSys technology that operates on multiple hardware platforms and is easily upgradable. In September 2009, CodecSys video encoding technology was certified by Microsoft as an approved software encoding system for use by IPTV providers that use Microsoft operating platforms.  Microsoft is a leading provider of network control software to the IPTV market.

In July 2010, we released CodecSys version 2.0, which has been installed in more than 30 large telecoms and labs for evaluation by potential customers. We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology and sales channel partners, which include IBM, HP, Fujitsu and Microsoft, and others which are suppliers of hardware and software for video transmission applications. Because CodecSys is a software encoding and transcoding system, it also supports  “cloud-based” initiatives.  In October 2011, CodecSys was selected as the compression technology to be used by Fujitsu for its NuVolo cloud based product offering.
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

The second important distinction is that CodecSys is a software encoding system that can be upgraded and improved without changing the hardware on which it is resident, much as a personal computer can have its application software upgraded and changed without replacing the equipment.  In addition, CodecSys software can run equally efficiently on different manufacturers’ equipment.  For example, using the Intel chip currently employed by us, the CodecSys encoding system can run equally as well on IBM equipment and HP equipment, which expands our potential market of customers and opens the possibility of different sales channels as our software can be sold by IBM sales people as well as HP sales people.  In addition, most video encoders currently utilize an application specific integrated circuit (ASIC) chip as the encoding engine and when new developments are made, the customer must purchase new hardware to take advantage of the changes.  Having a software based encoding system means that new changes in technology and encoding algorithms can be downloaded remotely to upgrade the encoding system on the customers already resident hardware.  We believe that having a software based encoding product will slow hardware obsolescence for the customer and be a competitive advantage for CodecSys.

CodecSys Products and Services

In November 2007, we entered into a two-year license agreement with IBM pursuant to which Broadcast licensed its patented CodecSys technology for use by IBM in selling video encoding solutions using IBM’s Cell-BE processing chip.  The IBM agreement was our first significant license of the CodecSys technology for use in a commercial application.  In connection with this license, Broadcast increased its engineering staff, acquired additional equipment to facilitate the development process, purchased additional codecs for use in its encoding system and engaged outside engineering firms to perform development services.  The initial version of a video encoder running on the IBM platform was completed in a commercially deployable form for sales in 2009, although additional development work was required.

After we had completed substantially all of its development work on the IBM Cell-BE processor chip in the first half of 2009, IBM sales efforts using the Cell-BE processor chip were redirected to products not employing the Cell-BE processor chip.  At approximately the same time, Intel released a newly developed operating chip with sufficient processing capacity to perform the multiple functions required by CodecSys to which Broadcast redirected its development efforts.  This chip is based on x86 architecture, which is the standard in the industry acceptable to almost all users, and it is easier to program applications to this architecture.  Although our license agreement with IBM has expired, IBM is making hardware sales presentations utilizing CodecSys technology based upon the Intel chip. The initial version of the CodecSys video encoding system utilizing the Intel chip was first ready for sales presentations and testing in the fourth quarter of 2009, but the CodecSys version 2.0, the first commercial version of the software hardened for sales and deployment was not ready for sales installation until July 1, 2010.  All sales anticipated in the future will be made using the Intel chip.  Notwithstanding the expiration of its license with IBM, we continue to market our CodecSys video encoding software with IBM for use on IBM hardware to prospective customers.

As described above, we continue to make sales presentations with IBM to IBM customers as Broadcast’s software based encoding system is a part of the IBM media room product offering.  The IBM media room products consist of servers and control and management software used by broadcasters and other distributors of video content over a variety of delivery platforms.  Using CodecSys as an integral part of the product offering gives IBM and other hardware providers an additional product that is sold in the same process as its media room offering.  Currently, IBM has installed CodecSys based software in “proof of concept” systems at customer locations for the customers to test and evaluate the quality, speed, and bandwidth requirements of our software encoding solution.  IBM marketing and sales activities with respect to an encoder utilizing the Intel chip and incorporating CodecSys technology are continuing, and we are increasing the number of its “proof of concept” units at IBM potential customers.

Because we now have our CodecSys technology resident on the Intel chip, it is able to market with other manufacturers of computer equipment such as HP.  We have made sales presentations to HP customers in conjunction with HP, which has also selected Broadcast’s video encoding solution as a solution that it will present to its customers.  This has occurred primarily because CodecSys is the only software based encoding system available that will operate on HP hardware platforms and is the only solution that will operate in a cloud computing environment.

In September 2009, our CodecSys encoding system was certified by Microsoft as an approved software encoding system for use by IPTV providers, which use Microsoft Media Room software in their delivery and management of their IPTV systems.    The certification has been a source of sales and marketing leads from Microsoft customers desiring encoding solutions for their projects.

In October 2011, Fujitsu North America, after fully testing and evaluating CodecSys and its competitors, selected CodecSys as the compression technology to be employed by Fujitsu in its NuVolo cloud based initiative, which has since been discontinued by Fujitsu.  The first sale of CodecSys resident on Fujitsu hardware was completed in November 2011.  The customer is a small cable company that desired to launch an over the top (OTT) network for its cable customers to allow the subscribers to get the cable company content not only through the hardwired cable network, but also through the Internet and wirelessly to cell phones.  The network was launched in December 2011 and is currently operational.  Although, the customer is relatively small and the revenues generated on a monthly basis are not significant, the sale is important for two reasons.  The first is that, although CodecSys has been tested in labs and at potential customers’ locations for two years without material deficiencies being noted by the customers or the channel partners, this is the first time it has been installed and is operational for the benefit of end users.  The second is that the pricing structure put in place as we have gone to market has been validated as a reasonable and cost effective product offering that is competitive with the traditional encoding hardware products currently sold in the video distribution marketplace.

In December 2011, IBM introduced its video encoding and transcoding service that is accomplished through the Internet cloud.  The encoding engine for this service is CodecSys.  Broadcast will derive revenue from the service based on the amount of the video encoded by IBM’s customers, although to date we have received no revenue from this new application of its technology.

In March 2012, we announced our second OTT customer, which is one of the larger cable and media network companies in Mexico, which is developing its OTT service to deliver content to its subscribers.  The customer will launch a package of both live and file-based programs and services to be streamed over the Internet in support of various screens and mobile devices.  Initially, the offering will include local channels and content.  CodecSys will stream multiple profiles for multi-device consumption enabling the customer to create dynamic bundles for consumers based on content and devices.  The decisive factor in selecting CodecSys was the high level of video quality that the service produces a bandwidth rates that create a cost advantage.  The traditional means of purchasing hardware-based products does not adapt or support the new OTT economy.

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

Research and Development

We have spent substantial amounts in connection with its research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  Because the majority of the development work for CodecSys has been completed, we have steadily decreased those expenditures from $2,410,249 for the year ended December 31, 2011 to $1,754,163 for the year ended December 31, 2012.  Because of our current liquidity position and capital budgeting plans and the fact that we still expended approximately $300,000 more per month during the year than we received from operating activities, our cash resources may not be sufficient to support future research and development activities unless we raise additional capital, succeed in generating revenues from sales of CodecSys products or restructure.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001.  We have filed for patent protection in the United States and various foreign countries.  Broadcast’s initial U.S. patent related to the CodecSys technology was granted by the U.S. Patent and Trademark Office, or PTO, in August 2007.  Four additional patents have been issued by the PTO.  As of December 31, 2012, we also had eleven patents issued in foreign countries and 20 pending patent applications, including U.S. and foreign counterpart applications and continuations.

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

Major Customers

A small number of customers account for a large percentage of our revenue.  For the year ended December 31 2012, 85% of our revenues were from our largest customer compared to 89% from this customer for the year ended December 31, 2011. Our largest customer signed a three year contact which expired in August, 2012 but has been extended to May 31, 2013.  We have been notified that the customer has chosen a competing vendor to provide those services and our revenues from this customer are expected to be substantially reduced during 2013.

Any material reduction in revenues generated from this customer could harm our results of operations, financial condition and liquidity.  Our largest customer has elected not to continue to purchase our services, decreasing its level of purchases from us from approximately $6,400,000 in 2012 to approximately $2,300,000 in 2013. This decrease in revenues will materially affect our business unless we can replace that customer with other significant customers.

Competition

The communications industry is extremely competitive.  In the private satellite network market, there are many firms that provide some or all of the services we provide.  Many of these competitors are larger than we are and have significantly greater financial resources.  In the bidding process for potential customers, many of our competitors have a competitive advantage in the satellite delivery of content because many own satellite transponders or otherwise have unused capacity that gives them the ability to submit lower bids than we are able to make.  In the satellite network and services segment, we compete with Convergent Media Systems, Globecast, IBM, Cisco, TeleSat Canada and others.  With respect to video conferencing, we compete with Sony, Polycom, Tandberg and others.

There are several additional major market sectors in which we plan to compete with its CodecSys technology, all with active competitors.  These sectors include the basic codec technology market, the corporate enterprise and small business streaming media market, and the video conferencing market.  These are sectors where we may compete by providing direct services.  Competition in these new market areas will also be characterized by intense competition with much larger and more powerful companies, such as Microsoft and Yahoo, which are already in the video compression and transmission business.  Many of these competitors already have an established customer base with industry standard technology, which we must overcome to be successful.

The video encoders to be sold by channel partners will compete directly against video encoders manufactured and sold by a number of competitors, including  Erickson/Tandberg, Harmonic Scientific Atlanta, Motorola, and Thomson. None of our channel partners have ever produced a video encoder to compete in this market.  Our marketing partners have not been successful in entering this new market, and we have not derived the amount of licensing revenue originally anticipated by management.

On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks’ Real Player, Apple, QuickTime, MPEG2, MPEG4, On2, DivX and many others.  There are several companies, including Akamai, Inktomi, Activate and Loudeye that utilize different codec systems.  These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences.  We compete directly with the two companies in the broadcast media encoding market that have the largest market share, Erickson/Tandberg and Harmonic. In addition, we compete with Cisco, Harris Corporation, and with many other smaller companies.  Most are larger than us and most have greater financial resources than we have.

Competition in the digital signage business is extremely widespread with competitors in almost every pricing strata.  The industry is fragmented with many providers as there is a relatively low cost of entry into the market with many companies developing a new piece of software and immediately there is another competitor. Large companies such as Harris Corporation and Cisco have digital signage offerings among there many other products.  Scala and Fourwinds Interactive are among the many smaller digital signage companies that offer are primarily digital signage software and service to the general business community and with which we most often compete.

Employees

We currently employ 24 full-time personnel at our executive offices and studio facilities in Salt Lake City, Utah.  We engage independent contractors and employ the services of independent sales representatives as well as voice and production talent on an “as needed” basis at its recording studios.

Government Regulation

Broadcast has seven licenses issued by the Federal Communications Commission for satellite uplinks, Ethernet, radio connections and other video links between Broadcast facilities and third-party uplinks.  Notwithstanding these licenses, all of our activities could be performed outside these licenses with third-party vendors.  All material business activities are subject to general governmental regulations with the exception of actual transmission of video signals via satellite.

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

Legal Proceedings

We have pending legal matters.  We have a judgment rendered against us in a lawsuit, the total amount in dispute in which is approximately $130,000.

On July 27, 2012, CTC Resources Inc. dba U.S. Media Capital (“CTC”) filed a lawsuit in the Third Judicial District Court in and for Salt Lake City, State of Utah against ACC Capital Corporation (“ACC”), Loni L. Lowder and the Company (the “CTCD Lawsuit”) asserting claims for relief for breach of contract against ACC, breach of fiduciary duty and fraud against ACC and Mr. Lowder and civil conspiracy against ACC, Mr. Lowder and the Company, and seeking injunctive relief and constructive trust as to all defendants as well as money damages.  On October 9, 2012, we filed our answer as well as a cross claim against ACC seeking declaratory relief as to the price to be paid by us for the leased equipment and specific performance against ACC.  On January 7, 2013 in a hearing relative to a temporary injunction previously granted by the Court, the Court took testimony and heard arguments from the parties on the matter and the Court and the parties agreed that a trial would be unnecessary.  Both parties submitted briefs regarding the law and summarizing the testimony elicited at the hearing.  The Court’s judgment rendered on February 25, 2013 vacated the parties’ joint appraisal and required that the parties jointly secure another appraisal for the equipment, the results of which will be binding on the parties.  We have paid $424,500 toward the purchase price of the equipment, which we believe satisfies our payment obligation, but pursuant to a restraining order we sought to prevent the lessor from contacting our customer as of March 26, 2013 we have escrowed an aggregate of $425,100 with the Court and have a current obligation to continue making monthly escrow payments in the amount of $141,700 pending a decision in the matter.

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

If we are unable to generate net sales in excess of operating expenses, we will need to obtain additional financing to continue operations.  We believe external funding may be difficult to obtain, particularly given the prevailing financial market conditions.  If sufficient capital is not available to us, we will be required to pursue one or a combination of the following remedies:  significantly reduce development, commercialization or other operating expenses; sell part or all of our assets; or terminate operations.  The existing turbulence and illiquidity in the credit and financial markets are continuing challenges that have generally made potential funding sources more difficult to access, less reliable and more expensive.  These market conditions have made the management of our liquidity significantly more challenging.  A further deterioration in the credit and financial markets or a prolonged period without improvement could adversely affect our ability to raise additional capital.

We have sustained and may continue to sustain substantial losses.

We have sustained operating losses in each of the last seven years.  Through December 31, 2012, our accumulated deficit was $109,585,041.  We continue to sustain operating losses on a quarterly and annual basis and may continue to do so.

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

Our business is impacted from time to time by changes in general economic, business and international conditions and other similar factors.  Adverse economic or other market conditions negatively affect the business spending of existing and prospective customers.  In adverse market times, our network and other services may not be deemed critical for these customers.  Therefore, our services are often viewed as discretionary and may be deferred or eliminated in times of limited business spending, thereby harming its business.

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

We establish and maintain systems of internal operational and financial controls that provide us with critical information.  These systems are not foolproof, and are subject to various inherent limitations, including cost, judgments used in decision-making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, any system of internal controls or procedures may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.  We have previously experienced significant deficiencies in our required disclosure controls and procedures regarding the updating of certain accounting pronouncements and the reporting of current information required to be filed with the SEC.  We also experienced a significant deficiency and a material weakness in our required disclosure controls and procedures regarding its accounting entries and financial statements, which resulted in the restatement of one accounting period.  Any future deficiency, weakness, malfunction or inadequacy related to internal operational or financial control systems or procedures could produce inaccurate and unreliable information that may harm our business.

We may be unable to respond adequately to rapid changes in technology.

The markets for private communication networks and video encoder systems are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  The introduction of new technology and products and the emergence of new industry standards not only impacts our ability to compete, but could also render our products, services and CodecSys technology uncompetitive or obsolete.  If we are unable to adequately respond to changes in technology and standards, we will not be able to serve its clients effectively.  Moreover, the cost to modify our services, products or infrastructure in order to adapt to these changes could be substantial and we may not have the financial resources to fund these expenses.

We face intense competition that could harm our business.

The communications industry is extremely competitive.  We compete with numerous competitors who are much larger than we are and have greater financial and other resources.  In the satellite network and services segment, including digital signage, we compete with Convergent Media Systems, Globecast, IBM, Cisco, Hughes and others.  Our competitors have established distribution channels and significant marketing and sales resources.  Competition results in reduced operating margins for our business and may cause us to lose clients and/or prevent us from gaining new clients critical for our success.

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

On a technology basis, CodecSys competition varies by market sector, with codecs and codec suppliers like Microsoft Windows Media Player, Real Networks’ Real Player, Apple QuickTime, MPEG2, MPEG4, On2, DivX and many others.  There are several companies, including Akamai, Inktomi, Activate and Loudeye, which utilize different codec systems.  These companies specialize in encoding, hosting and streaming content services primarily for news/entertainment clients with large consumer audiences.  All are larger and have greater financial resources than we have.  Tandberg/Erickson and Harmonic are two of the largest suppliers of high end video encoders to the broadcast industry and are the incumbent suppliers to many of the customers to which we are selling.

If we fail to hire additional specialized personnel or retain are key personnel in the future, we will not have the ability to successfully commercialize our technology or manage our business.

We still need to hire additional specialized personnel to successfully commercialize our CodecSys technology.  If we are unable to hire or retain qualified software engineers and project managers, our ability to complete further development and commercialization efforts will be significantly impaired.  Our success is also dependent upon the efforts and abilities of its management team.  If we lose the services of certain of our current management team members, we may not be able to find qualified replacements, which would harm the continuation and management of our business.

Our revenue is dependent upon the sales efforts of others.

We are dependent upon the sales and marketing efforts of IBM, HP, Fujitsu and other third-party businesses in order to derive licensing revenue from its CodecSys technology.  Such businesses may not continue their sales efforts which would adversely affect our potential licensing fees.  We are not able to control the sales and marketing efforts of these third parties.  Limited revenues from our historical sources make it even more dependent upon the sales efforts of others.  Given the current recession and market developments, third-party businesses may scale back on sales efforts which could significantly harm our business and prospects.

We rely heavily on a few significant customers and if we lose any of these significant customers, our business may be harmed.

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  In September 2009 Broadcast secured a contract with a large national organization, which has become its largest customer.  We have been informed by this largest customer, that our contract to provide digital signage services to this customer would be extended through May 31, 2013 and will then terminate.  We may continue to provide managed media services to the customer for a 3-year period, but in excess of 90% of our revenues from the customer are for the digital signage service. As a result of this termination, our revenues will decline substantially, which will harm our business, unless we can replace that customer with another similarly large customer or customers.

There is significant uncertainty regarding our patent and proprietary technology protection.

Our success is dependent upon its CodecSys technology and other intellectual property rights.  If we are unable to protect and enforce these intellectual property rights, competitors will have the ability to introduce competing products that are similar to ours.  If this were to occur, our revenues, market share and operating results would suffer.  To date, we have relied primarily on a combination of patent, copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect its proprietary technology. Our initial U.S. patent related to our CodecSys technology was granted by the PTO in August 2007 and four additional patents related to applications of the technology were subsequently issued by the PTO.  As of December 31, 2012, eleven foreign countries had issued our initial patent.  In addition, we have 20 pending U.S. and foreign patent applications.  If we fail to deter misappropriation of its proprietary information or if we are unable to detect unauthorized use of its proprietary information, then our revenues, market share and operating results will suffer.  The laws of some countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.  This litigation could result in substantial costs and diversion of resources that would harm our business.

Our products could infringe on the intellectual property rights of others, which may subject us to future litigation and cause financial harm to its business.

To date, we have not been notified that our services, products and technology infringe the proprietary rights of third parties, but there is the risk that third parties may claim infringement by us with respect to current or future operations.  We expect software developers will increasingly be subject to infringement claims as the number of products and competitors in the industry segment grows and the functionality of products in different industry segments overlaps.  Any of these claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements, if required, may not be available on terms acceptable to us.  A successful claim against us of infringement and failure or inability to license the infringed or similar technology on favorable terms would harm its business.

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

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in Broadcast common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.”  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investors financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Trading in our securities could be subject to extreme price fluctuations that could cause the value of your investment to decrease.

Our stock price has fluctuated significantly in the past and could continue to do so in the future.  Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market.  Limited trading of our common stock also contributes to more volatile price fluctuations.  The market price of our common stock is also subject to extreme fluctuations because of the nature of the CodecSys technology and the potential for large-scale acceptance or rejection of our technology in the marketplace.  Given these fluctuations, an investment in our common stock could lose value.  A significant drop in our stock price could expose it to the risk of securities class action lawsuits.  Defending against such lawsuits could result in substantial costs and divert management’s attention and resources, thereby causing an investment in stock to lose additional value.

Future sales of our common stock could cause our stock price to decrease.

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of March 15, 2013, we had 107,932,373 shares of common stock outstanding.  As of March 15, 2013, stock options, including options granted to our employees, and warrants to purchase an aggregate of 44,246,863 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of March 15, 2013, notes convertible into 17,900,000 shares of our common stock were issued and outstanding.  As of March 15, 2013, we had granted restricted stock units to members of our board of directors and others, which may be settled at various time in the future by the issuance of 3,368,247 shares of common stock.  In connection with  a proposed merger, we would be required to engage in an exchange offer with current warrant holders pursuant to which we expect to issue shares of our common stock in exchange for the termination and cancellation of most of our outstanding options and warrants (other than specified warrants) and all of our outstanding notes.  In addition, we expect to issue shares of our common stock to non-Broadcast stockholders of IDI in a subsidiary merger. The number of shares is not currently determined.  Following the closing of the exchange offers and the subsidiary merger, Broadcast will issue to the proposed merger partner’s stockholders in the merger additional shares of Broadcast common stock that will result in the proposed merger partner’s stockholders owning 54% of our outstanding common stock immediately following the merger (assuming the exercise or conversion of warrants, options and other derivative securities except for certain warrants).  Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Any stock ownership interest may be substantially diluted by future issuances of securities.

We may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to stockholders.  We also expect to continue to offer stock options to our employees and others, and as of March 15, 2013, we had approximately 3,779,508 shares of common stock available for future issuance under our 2004 long-term incentive stock option plan and 88,200 shares of common stock available for future issuance under our 2008 equity incentive plan.  Although we anticipate terminating our 2004 long-term incentive stock option plan and 2008 equity incentive plan in connection with the proposed merger, such that no future grants may be made thereunder, we would assume the merger partner’s stock plan in the merger and expect to grant options and other equity awards under that plan in the future. Following the closing of the exchange offers and the subsidiary merger, Broadcast will issue to merger partner’s stockholders in the merger additional shares of Broadcast common stock that will result in the merger partner’s stockholders owning 54% of our outstanding common stock immediately following the merger (assuming the exercise or conversion of warrants, options and other derivative securities except for certain warrants). To the extent that future stock options are granted and ultimately exercised, there will be further dilution to stockholders.

We have never paid dividends and do not anticipate paying any dividends on our common stock in the future, so any return on an investment in our common stock will depend on the market price of the stock.

We currently intend to retain any future earnings to finance its operations.  The terms and conditions of its convertible notes restrict and limit payments or distributions in respect of its common stock.  The return on any investment in our common stock will depend on the future market price of such common stock and not on any potential dividends.

Current and future legal proceedings against us could be costly and time consuming to defend.

From time to time we are subject to legal proceedings and claims that arise in the ordinary course of business, including claims brought by our customers in connection with commercial disputes, employment-based claims made by our current or former employees, administrative agencies, or government regulators. Litigation, enforcement actions, and other legal proceedings, regardless of their outcome, may result in substantial costs and may divert management’s attention and our resources, which may harm our business, overall financial condition and operating results. In addition, legal claims that have not yet been asserted against us may be asserted in the future.

On July 27, 2012, CTC Resources Inc. dba U.S. Media Capital (“CTC”) filed a lawsuit in the Third Judicial District Court in and for Salt Lake City, State of Utah against ACC Capital Corporation (“ACC”), Loni L. Lowder and the Company (the “CTCD Lawsuit”) asserting claims for relief for breach of contract against ACC, breach of fiduciary duty and fraud against ACC and Mr. Lowder and civil conspiracy against ACC, Mr. Lowder and the Company, and seeking injunctive relief and constructive trust as to all defendants as well as money damages.  On October 9, 2012, we filed our answer as well as a cross claim against ACC seeking declaratory relief as to the price to be paid by us for the leased equipment and specific performance against ACC.  On January 7, 2013 in a hearing relative to a temporary injunction previously granted by the Court, the Court took testimony and heard arguments from the parties on the matter and the Court and the parties agreed that a trial would be unnecessary.  Both parties submitted briefs regarding the law and summarizing the testimony elicited at the hearing.  The Court’s judgment rendered on February 25, 2013 vacated the parties’ joint appraisal and required that the parties jointly secure another appraisal for the equipment, the results of which appraisal will be binding on the parties.  We have paid $424,500 toward the purchase price of the equipment, which we believe satisfies our payment obligation, but pursuant to a restraining order we sought to prevent the lessor from contacting our customer, we have also escrowed an additional $425,100 with the Court and have a current obligation to continue making monthly escrow payments in the amount of $141,700 pending a decision in the matter.

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

ITEM 3.  LEGAL PROCEEDINGS

We are parties to legal matters. We are a judgment debtor in a lawsuit, the total amount in dispute in which is approximately $130,000.

On July 27, 2012, CTC Resources Inc. dba U.S. Media Capital (“CTC”) filed a lawsuit in the Third Judicial District Court in and for Salt Lake City, State of Utah against ACC Capital Corporation (“ACC”), Loni L. Lowder and the Company (the “CTCD Lawsuit”) asserting claims for relief for breach of contract against ACC, breach of fiduciary duty and fraud against ACC and Mr. Lowder and civil conspiracy against ACC, Mr. Lowder and the Company, and seeking injunctive relief and constructive trust as to all defendants as well as money damages.  On October 9, 2012, we filed our answer as well as a cross claim against ACC seeking declaratory relief as to the price to be paid by us for the leased equipment and specific performance against ACC.  On January 7, 2013 in a hearing relative to a temporary injunction previously granted by the Court, the Court took testimony and heard arguments from the parties on the matter and the Court and the parties agreed that a trial would be unnecessary.  Both parties submitted briefs regarding the law and summarizing the testimony elicited at the hearing.  The Court’s judgment rendered on February 25, 2013 vacated the parties’ joint appraisal and required that the parties jointly secure another appraisal for the equipment, the results of which appraisal will be binding on the parties.  We have paid $424,500 toward the purchase price of the equipment, which we believe satisfies our payment obligation, but pursuant to a restraining order we sought to prevent the lessor from contacting our customer, we have escrowed an additional $425,100 with the Court and have a current obligation to continue making monthly escrow payments in the amount of $141,700 pending a decision in the matter.  Because of the amounts paid and escrowed we have made no further reserves in our financial statements with respect to this litigation.

To the knowledge of management, no other litigation has been filed or, except for one collection matter, threatened.

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

	High Bid	Low Bid
2012
First Quarter	$.67	$.31
Second Quarter	.50	.18
Third Quarter	.25	.10
Fourth Quarter	.20	.05

2011
First Quarter	$1.27	$.73
Second Quarter	.84	.51
Third Quarter	.58	.23
Fourth Quarter	.47	.13

Holders

As of March 15, 2013, we had 107,932,373 shares of our common stock issued and outstanding, and there were approximately 1,400 shareholders of record.

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

Sales of Unregistered Securities

On February 21, 2013, we issued restricted stock units that may be settled by the issuance of 200,000 shares of our common stock to each of three of our directors and 86,667 shares to one of our directors for a total of 686,667 shares in consideration of unpaid director fees, which aggregated $51,500 or $.075 per share. The directors are accredited investors and were fully informed regarding their investments.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On February 21, 2013, we issued 200,000 shares of our common stock to one of our former directors in consideration of unpaid director fees, which aggregated $15,000 or $.075 per share. The former director is an accredited investor and was fully informed regarding his investment.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In December 2012 and January 2013, we issued two convertible promissory notes in the aggregate amount of $300,000 to one of our directors in consideration of the payment of $300,000.  The notes bear interest at the rate of 12% per annum. The notes are convertible at the rate of $.25 per share any time prior to their maturity dates, which is July 13, 2013.  In addition, we granted to the director warrants to acquire an additional 600,000 shares at an exercise price of $.25 per share.  The warrants expire five years from the date of issuance.  The director is an accredited investor and was fully informed regarding his investments.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

In January 2013, we issued two convertible promissory notes in the principal amount of $375,000 to four individual investors in consideration of the payment of an aggregate amount $375,000.  The notes are convertible at the rate of $.25 per share or 1,500,000 shares any time prior to their maturity dates, which is July 13, 2013.  In addition, we granted to the investors warrants to acquire an additional 750,000 shares at an exercise price of $.25 per share.  The warrants expire five years from the date of issuance.  The investors are accredited investors and were fully informed regarding their investments.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of 2012.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2012 and 2011, we had bank balances in the excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed patent applications in the United States and foreign countries. As of December 31, 2012, the U.S. Patent and Trademark Office or PTO had approved six patents and a seventh has been approved awaiting a patent number.  Additionally, eleven foreign countries had issued patents and we had 20 pending patent applications, including U.S. and foreign counterpart applications.  While we are unsure whether we can develop the technology in order to obtain the full benefits of the issued patents, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward and in 2011 Broadcast abandoned two foreign patent applications and incurred a charge of $26,180.

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

After our review at December 31, 2012, it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $1,754,163 in 2012 and $2,410,249 in 2011 of research and development costs.

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

In 2012 and 2011, we had one customer that individually constituted 85% and 89%, respectively of our total revenues, with no other single customer representing more than 5% of total revenues.  Our largest customer signed a three year contract which we began servicing in the second half of 2009, which expired in August 2012, but has been extended to May 31, 2013 after which time we will no longer provide any significant services for the customer.

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

Potentially dilutive securities representing 18,568,963 shares of common stock were excluded from the computation of diluted earnings per common share for the year ended December 31, 2012, because their effect would have been anti-dilutive.

Options and warrants to purchase 20,442,170 shares of common stock and 950,000 restricted stock units were outstanding at December 31, 2011. As we experienced a net loss during the year ended December 31, 2011, no common stock equivalents were included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2012 and 2011 were $35,168 and $68,703, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Executive Overview

The current recession and market conditions have had substantial impacts on the global and national economies and financial markets.  These factors, together with soft credit markets, have slowed business growth and generally made potential funding sources more difficult to access.  We continue to be affected by prevailing economic and market conditions, which present considerable risks and challenges to it.

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  In that connection we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In that connection, on January 7, 2013, we entered into a Merger Agreement with All Digital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the second quarter of 2013.  On February 8, 2013, All Digital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 All Digital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 for the remainder of the alleged defects to be cured or waived.

During 2009, we decreased certain of its development activities and expenses notwithstanding the need to refocus and develop its CodecSys technology on a different platform using a newly announced Intel operating chip.  Even with decreased engineering staff and certain related development employees, we were able to complete its video encoding system utilizing the Intel chip, prepare its CodecSys technology for installation on both the IBM and HP equipment platforms, and become certified by Microsoft as an approved software video encoding system for use by IPTV providers using Microsoft operating platforms.  On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. In 2011 we continued development of additional sales channel partners by integrating CodecSys on hardware manufactured and sold by Fujitsu, which has adopted CodecSys as its compression technology for use in its NuVolo cloud initiative and has commenced sales and marketing efforts including CodecSys as an integral part of the products.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP Fujitsu and Microsoft. In October 2011, we completed our first sale of CodecSys to a small cable operator in Mexico as part of its OTT product offering operating on Fujitsu hardware.  It is currently in operation and demonstrates that the CodecSys product offering does operate to its operating specifications in a working environment, which we believe will help in its sales and marketing efforts.    Although license revenue from the CodecSys technology has been minimal to date and none of our channel partners have sold any products incorporating CodecSys technology, we believe we have made significant progress and continue to believe that our CodecSys technology holds substantial revenue opportunities for our business.

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. For the year ended December 31, 2012, we realized approximately $6,386,903 from this contract, which constituted approximately 85% of our revenues for the period.  For the year ended December 31, 2011, we realized approximately $7,540,025 in revenue from this contract, which contributed approximately 89% of our revenues for the year.  Because the customer has not selected us as its vendor after the contract expires in May 2013, our revenues will be substantially less after the contract terminates unless we can secure contracts which can replace the revenue lost from its largest customer.

Our revenues for the year ended December 31, 2012 decreased by approximately $922,458 compared to the year ended December 31, 2011. Even with the decrease in our revenues, we realized an increase of approximately $126,519 in our gross margin for the year ended December 31, 2012 compared to the same period in 2011, but we continued to deplete our available cash and increased our need for future equity and debt financing because we continue to spend more money than we generate from operations. See Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of December 31, 2012, we had issued notes with an aggregate principal value of $3,050,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of January 31, 2013 have issued additional short term debt with a principal amount of $1,225,000, from which we realized cash of $1,176,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire an additional 2,450,000 shares of our common stock.

On March 16, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

We entered in to an Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC(“MDB”), pursuant to which MDB agreed to act as our exclusive agent on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of our securities, subject to a minimum gross consideration of $3,000,000.  We agreed to pay to MDB a commission of 10% of the gross offering proceeds received by us, to grant to MDB warrants to acquire up to 10% of the shares of our common stock issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 13, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of our securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $.35 per share; and (2) The “B” Warrant, which has now been extinguished as described below, would not have been exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, granted the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event were the number of shares to be issued under the B Warrant to cause us to exceed the number of authorized shares of our common stock.  A majority of the holders of the B Warrants agreed in December 2012 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants.

Proceeds from the 2012 Equity Financing, before deducting the commissions and the legal, printing and other costs and expenses related to the financing, were approximately $6,950,000.  Coincident to the closing of the 2012 Equity Financing, we also closed on the 2012 Debt Restructuring.  In connection therewith, we paid $2.75 million to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock valued at $760,000 in full and complete satisfaction of the $5.5 million senior convertible note and all accrued interest then owing.  In accepting the cash and stock tendered, Castlerigg forgave $2,670,712, which included $680,816 in accrued but unpaid interest. In consideration of negotiating the 2012 Debt Restructuring, we paid to one of our placement agents compensation equal to 10% of the savings realized through the 2012 Debt Restructuring, which consisted of paying cash of $275,041 and issuing 586,164 shares of Broadcast common stock valued at $222,742. As a result of the forgoing we recognized a gain on settlement of debt of $2,173,032.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended to the earlier of the date nine months from the original maturity date or the date we closed on an additional sale of its securities that resulted in gross proceeds to us of $12 million.  In consideration of the Bridge Loan, we granted to lenders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the lenders Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $.35 per share.

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

In connection with the 2012 Equity Financing and under the terms of the SPA, we agreed to prepare and file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying certain warrants.  We filed as required and the registration statement was declared effective within 120 days following the date of the filing of the registration statement, with the result that we were not obligated to pay any penalties in connection with the registration statement.

During 2010 Broadcast sold 1,601,666 shares of its common stock to 19 separate investors at a purchase price of $1.00 per share together with a warrant to purchase additional shares of our common stock for $1.50 per share. The warrant expires at the end of three years. The net proceeds from the sale of these shares were used for general working capital purposes. Each of the investors was given the right to adjust their purchase in the event we sold additional equity at a price and on terms different from the terms on which their equity was purchased.  Upon completion of the 2010 Equity Financing described below, each of the investors converted their purchase to the terms contained in the 2010 Equity Financing.  This resulted in the issuance of an additional 2,083,374 shares of common stock and the cancellation of 2,495,075 warrants with an exercise price of $1.50 and the issuance of 2,079,222 warrants with an exercise price of $1.00 and an expiration date of five years from the conversion.

On December 24, 2010, we closed on an equity financing (the “2010 Equity Financing”) as well as a restructuring of its outstanding convertible indebtedness (the “2010 Debt Restructuring”).  The 2010 Equity Financing and the 2010 Debt Restructuring are described as follows.

We entered into a Placement Agency Agreement, dated December 17, 2010, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as our exclusive agent on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $15,000,000 of units of our securities, subject to a minimum gross consideration of $10,000,000.  The Units consisted of two shares of our common stock and one warrant to purchase a share of our common stock. We agreed to pay PBC a commission of 8% of the gross offering proceeds received by us, to issue PBC 40,000 shares of our common stock for each $1,000,000 raised, and to pay the reasonable costs and expenses of PBC related to the offering. We also agreed to pay PBC a restructuring fee in the amount of approximately $180,000 upon the closing of the 2010 Equity Financing and the simultaneous 2010 Debt Restructuring.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of its securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and an exercise price of $1.00 per share.

Net proceeds from the 2010 Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the 2010 Equity Financing to pay down debt and the remainder was used for working capital.

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

In connection with the 2010 Equity Financing and under the terms of the Subscription Agreements, we agreed to prepare and file and did file, within 60 days following the issuance of the securities, a registration statement covering the resale of the shares of common stock sold in the financing and the shares of common stock underlying the certain of the warrants.  The registration statement continues to be effective.

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

The Amended and Restated Note, dated December 23, 2010, was a senior, unsecured note that matured in three years from the closing and bore interest at an annual rate of 6.25%, payable semi-annually.  Broadcast paid the first year’s interest of approximately $344,000 at the closing.

In connection with the 2010 Debt Restructuring, we amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note and a warrant to acquire up to 75,000 shares of our common stock as consideration to extend the term of the note. The warrant is exercisable for $0.90 per share and has a five year life.

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011

Net Sales

We realized net sales of $7,523,624 for the year ended December 31, 2012 compared to net sales of $8,446,082 for the year ended December 31, 2011 which represents a decrease of approximately 11% for the year.  The net decrease in revenues of $922,458 was primarily the result of a decrease of $1,588,227 in system sales and installation revenue, of which $1,514,456 was a decrease in system sales and installation revenue for our largest digital signage network customer, which was partially offset by an increase in license fee revenue of $396,847, principally from our largest customer, and an increase in streaming revenue of $142,388 made up of many smaller customers.

Cost of Sales

The cost of revenues for the year ended December 31, 2012 aggregated $4,819,624 as compared to the cost of sales of $5,868,601 for the year ended December 31, 2011, which represents a decrease in cost of sales of 18%.  The decrease in cost of sales of $1,048,977 was primarily a result of our decreased activity in sales and installation of new digital signage locations for our largest customer.  Costs of sales related to installation activity decreased by $599,285 and costs of employee expenses related to the decreased activity decreased by $111,110.  In addition, our depreciation expense decreased by $332,071, which resulted from the digital signage equipment used for our largest customer being fully depreciated.

Operating Expenses

We incurred total operating expenses of $8,767,686 for the year ended December 31, 2012 compared to total operating expenses of $10,572,042 for the year ended December 31, 2011.  The decrease of $1,804,356 was primarily due to a decrease in general and administrative expenses of $1,626,182, a decrease of $656,086 in our development expenses and a decrease of $127,043 in depreciation expense.  These decreases were partially offset by an increase of $631,134 sales and marketing expenses.

Our general and administrative expenses decreased $1,626,182 from $6,172,794 for the year ended December 31, 2011 to $4,546,612 for the year ended December 31, 2012.  The decrease of $1,857,908 in option and warrant expense accounted for the largest single decrease in expenses due to fewer options being granted consultants, employees and directors. In addition, directors’ fees decreased by $59,500.  These decreases were partially offset by increased expenses for legal services of $144,311, temporary help of $129,661, and consulting fees of $69,683.

Our research and development expenses decreased by $656,086 primarily due to a decrease in outside consulting expenses of $340,469, a decrease of $171,626 in travel and tradeshow expenses, a decrease of $117,196 for temporary help, and a decrease of $120,939 in for expenses related to the issuance of options and warrants.  These decreases were partially offset by an increase of $91,363 in licenses, permits and fees and an increase of $90,965 for expenses incurred for addition consulting services.

Our sales and marketing expenses for the year ended December 31, 2012 were $1,908,763 compared to sales and marketing expenses of $1,277,629 for the year ended December 31, 2011.  The increase of $631,134 is due primarily to an increase of $319,126 in employee and related expenses, an increase of $166,962 in advertising, promotion and tradeshow expenses, and an increase of $176,100 in other professional services.

Interest Expense

We recorded an increase in interest expense of $542,352 from interest of $1,000,072 in 2011 to $1,542,424 in 2012. The increase in interest expense resulted primarily from issuance of secured convertible promissory notes during 2012 year of approximately $3,050,000, for which we expensed a total of $650,393, which included accretion of the notes for accounting purposes.  Of the total amount of interest expense incurred in 2012, $1,047,030 was for non cash expenses related to accretion on our unsecured convertible note that was extended in December 2010 to December 31, 2013 and for the secured convertible notes issued in 2012 and other related expenses incident to the notes.

Net Income

We had net income of $1,602,824 for the year ended December 31, 2012 compared to net income of $1,304,446 for the year ended December 31, 2011.  The increase in net income of $298,378  resulted primarily from recording a gain on extinguishment of debt of our 6.25% Senior Secured Notes of $2,173,033 together with a decrease in our loss from operations of $1,930,876 , all of which was partially offset by a decrease of $2,894,652 in the amount of derivative valuation gain recorded related to our convertible notes and investor warrants, an increase in expense of $619,075 related to issuance of warrants issued during the year and the increase of $542,352 in interest expense as discussed above.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Long-term debt obligations	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating lease obligations	284,447	301,600	--	--	586,047
Purchase obligations	--	--	--	--	--
Other obligations	4,050,000	--	--	--	4,050,000
Total contractual obligations	$4,334,447	$301,600	$--	$--	$4,636,047

Liquidity and Capital Resources

At December 31, 2012, we had cash of $394,342, total current assets of $1,753,013, total current liabilities of $7,306,376 and total stockholders' deficit of $4,616,860.  Included in current liabilities is $1,191,269 of liability related to the value of the embedded derivatives for convertible notes and investor warrants and $3,102,006 related to the current portion of notes payable and other debt obligations.

Broadcast experienced negative cash flow used in operations during the year of $3,362,785 compared to negative cash flow used in operations for the year ended December 31, 2011 of $5,164,437. Our current monthly excess of cash expenses over income is approximately $300,000 per month. During  2012 the decreased in negative cash flow was realized primarily through a reduction in the number of employees by approximately 40%, with more reductions scheduled, as well as additional  expense reduction actions including reducing sales and general and administrative expenses.  In addition, we have commenced an initiative designed to satisfy accounts payable through the issuance of common stock, which will further decrease our need for cash.  We have to date received verbal and/or written commitments to accept partial payments and/or stock in full satisfaction of at least $600,000 of current payables and indebtedness.

The negative cash flow was met by cash reserves from the completion of the 2012 Equity Financing and the issuance of the 2012 Convertible Debt in the total amount of $3,050,000, which included $900,000 of Bridge Loan indebtedness that was converted to the 2012 Convertible Debt. In addition, we received $400,000 in January, 2013. We have commitments from current debt holders to fund up to an additional $1.550 million of our 2012 Convertible debt to offset future negative cash flow.  We expect to continue to experience negative operating cash flow as long as we continue our current expenditures related primarily to bringing CodecSys products to market, continue our development of CodecSys or until we begin to receive licensing revenue from sales of CodecSys proprietary software or increase sales in our network division by adding new customers. We are actively pursuing potential customers to replace lost revenues when the BofA contract expires.

The current recession and market conditions have had substantial impacts on the global and national economies and financial markets.  These factors, together with soft credit markets, have slowed business growth and generally made potential funding sources more difficult to access.  We continue to be affected by prevailing economic and market conditions, which present considerable risks and challenges to it.

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  In that connection we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In that connection, in January 2013 we entered into a Merger Agreement with All Digital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the second quarter of 2013.  On February 8, 2013, All Digital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 All Digital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 for the remainder of the alleged defects to be cured or waived.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of December 31, 2012, we had issued notes with an aggregate principal value of $3,050,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of January 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire an additional 3,150,000 shares of our common stock.

On March 16, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

We entered in to an Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC(“MDB”), pursuant to which MDB agreed to act as our exclusive agent on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of our securities, subject to a minimum gross consideration of $3,000,000.  We agreed to pay to MDB a commission of 10% of the gross offering proceeds received by us, to grant to MDB warrants to acquire up to 10% of the shares of ours common stock issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 13, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of its securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $.35 per share; and (2) The “B” Warrant, which has now been extinguished as described below, would not have been exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, granted the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event were the number of shares to be issued under the B Warrant to cause us to exceed the number of authorized shares of our common stock.  The holders of the B Warrants agreed in December 2012 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants with the result that the B Warrants have now been extinguished.

Proceeds from the 2012 Equity Financing, before deducting the commissions and the legal, printing and other costs and expenses related to the financing, were approximately $6,950,000.  Coincident to the closing of the 2012 Equity Financing, we also closed on the 2012 Debt Restructuring.  In connection therewith, we paid $2.75 million to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock valued at $760,000 in full and complete satisfaction of the $5.5 million senior convertible note and all accrued interest then owing.  In accepting the cash and stock tendered, Castlerigg forgave $2,670,712, which included $680,816 in accrued but unpaid interest. In consideration of negotiating the 2012 Debt Restructuring, we paid to one of our placement agents compensation equal to 10% of the savings realized through the 2012 Debt Restructuring, which consisted of paying cash of $275,041 and issuing 586,164 shares of Broadcast common stock valued at $222,742. As a result of the forgoing we recognized a gain on settlement of debt of $2,173,032.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended to the earlier of the date nine months from the original maturity date or the date we closed on an additional sale of its securities that resulted in gross proceeds to us of $12 million.  In consideration of the Bridge Loan, we granted to lenders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the lenders Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $.35 per share.

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

During 2010 we sold 1,601,666 shares of its common stock to 19 separate investors at a purchase price of $1.00 per share together with a warrant to purchase additional shares of our common stock for $1.50 per share. The warrant expires at the end of three years. The net proceeds from the sale of these shares were used for general working capital purposes. Each of the investors was given the right to adjust their purchase in the event we sold additional equity at a price and on terms different from the terms on which their equity was purchased.  Upon completion of the 2010 Equity Financing described below, each of the investors converted their purchase to the terms contained in the 2010 Equity Financing.  This resulted in the issuance of an additional 2,083,374 shares of common stock and the cancellation of 2,495,075 warrants with an exercise price of $1.50 and the issuance of 2,079,222 warrants with an exercise price of $1.00 and an expiration date of five years from the conversion.

On December 24, 2010, we closed on an equity financing (the “2010 Equity Financing”) as well as a restructuring of its outstanding convertible indebtedness (the “2010 Debt Restructuring”).  The 2010 Equity Financing and the 2010 Debt Restructuring are described as follows.

We entered into a Placement Agency Agreement, dated December 17, 2010, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as our exclusive agent on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $15,000,000 of units of our securities, subject to a minimum gross consideration of $10,000,000.  The Units consisted of two shares of our common stock and one warrant to purchase a share of our common stock. We agreed to pay PBC a commission of 8% of the gross offering proceeds received by us, to issue PBC 40,000 shares of our common stock for each $1,000,000 raised, and to pay the reasonable costs and expenses of PBC related to the offering. We also agreed to pay PBC a restructuring fee in the amount of approximately $180,000 upon the closing of the 2010 Equity Financing and the simultaneous 2010 Debt Restructuring.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of its securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and an exercise price of $1.00 per share.

Net proceeds from the 2010 Equity Financing, after deducting the commissions and debt restructuring fees payable to PBC and the estimated legal, printing and other costs and expenses related to the financing, were approximately $13.5 million.  We used a portion of the net proceeds of the 2010 Equity Financing to pay down debt and the remainder was used for working capital.

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

The Amended and Restated Note, dated December 23, 2010, was a senior, unsecured note that matured in three years from the closing and bore interest at an annual rate of 6.25%, payable semi-annually.  Broadcast paid the first year’s interest of approximately $344,000 at the closing.

In connection with the 2010 Debt Restructuring, we amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note and a warrant to acquire up to 75,000 shares of our common stock as consideration to extend the term of the note. The warrant is exercisable for $0.90 per share and has a five year life.

During 2010, we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $775,000. In these agreements, we pledged certain outstanding accounts receivable in exchange for an advance payment and a commitment to remit to the purchaser the amount advanced upon collection from Broadcast’s customer.  Terms of the first agreement under which we were advanced $275,000 include a 3% discount with a 3% interest fee for every 30 days the advances remain outstanding.  Terms of the second agreement under which we were advanced $500,000 include a 10% discount with a 0.5% interest fee for every 30 days the advances remain outstanding.

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

On December 24, 2007, we entered into a securities purchase agreement in connection with its senior secured convertible note financing in which it raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support its CodecSys commercialization and development and for general working capital purposes.  The senior secured convertible note has been retired as described above.  During 2010, we capitalized interest of $1,491,161 related to the senior secured convertible note.

On November 2, 2006, we closed on a convertible note securities agreement dated October 28, 2006 with an individual that provided we issue to the convertible note holder (i) an unsecured convertible note in the principal amount of $1,000,000 representing the funding received by us from an affiliate of the convertible note holder on September 29, 2006, and (ii) four classes of warrants (A warrants, B warrants, C warrants and D warrants) which gave the convertible note holder the right to purchase a total of 5,500,000 shares of our common stock.  The holder of the note no longer has any warrants to purchase any of our stock.  The unsecured convertible note was due October 16, 2009 and was extended to December 22, 2010 and the annual interest rate was increased to 8%, payable semi-annually in cash or in shares of our common stock if certain conditions are satisfied  The unsecured convertible note was convertible into shares of common stock originally at a conversion price of $1.50 per share, convertible any time during the term of the note, and is subject to standard anti-dilution rights, pursuant to which the note is now convertible at a conversion price of $.25 per share.  The term of the convertible note has been extended and now is due December 31, 2013.  In connection with the extension of the note, Broadcast issued to the holder of the note 150,000 shares of common stock and a five year warrant to acquire up to 75,000 shares of our common stock at an exercise price of $.90 per share to extend the term of the note.  In addition, we committed to pay accrued interest due on the convertible note through the issuance of common stock and warrants on the same terms as the Equity Financing.

The conversion feature and the prepayment provision of our $5.5 million Amended and Restated Note and its $1.0 million unsecured convertible note have been accounted for as embedded derivatives and valued on the respective transaction dates using a Black-Scholes pricing model.  The warrants related to the $1.0 million unsecured convertible notes have been accounted for as derivatives and were valued on the respective transaction dates using a Black-Scholes pricing model as well.  At the end of each quarterly reporting date, the values of the embedded derivatives and the warrants are evaluated and adjusted to current market value.  The conversion features of the convertible notes and the warrants may be exercised at any time and, therefore, have been reported as current liabilities.  Prepayment provisions contained in the convertible notes limit Broadcast’s ability to prepay the notes in certain circumstances.  For all periods since the issuance of the senior secured convertible note and the unsecured convertible note, the derivative values of the respective prepayment provisions have been nominal and have not had any offsetting effect on the valuation of the conversion features of the notes.  For a description of the accounting treatment of the senior secured convertible note financing, see Note 7 to the Notes to Condensed Consolidated Financial Statements (Unaudited) included elsewhere herein.

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

Our monthly operating expenses, including its CodecSys technology research and development expenses, exceeded our monthly net sales by approximately $300,000 per month during the year ended December 31, 2012.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect that our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of CodecSys technology, and (iv) operational efficiencies to be obtained through the merger will All Digital.

Our long-term liquidity is dependent upon execution of our business model and the realization of additional revenue and working capital as described above, and upon capital needed for continued commercialization and development of the CodecSys technology.  Commercialization and future applications of the CodecSys technology are expected to require additional capital for the foreseeable future.  The amount required  will be determined based  on specific opportunities and available funding.

To date, we have met our working capital needs primarily through funds received from sales of common stock and from convertible debt financings.  Until our operations become profitable, we will continue to rely on proceeds received from external funding.  We expect additional investment capital may come from (i) the exercise of outstanding warrants to purchase capital stock currently held by existing warrant holders; (ii) additional private placements of common stock with existing and new investors; and (iii) the private placement of other securities with institutional investors similar to those institutions that have provided funding in the past.

Recent Accounting Pronouncements

In August 2012, the FASB issued ASU No 2012-03, Technical Amendments and Corrections to SEC Sections. This Update makes changes to several of the SEC guidance literature sections within the Codification.  The main focus is to update the SEC guidance as per SAB 114 to reference the codification sections rather than the old standards prior to the codification.  The changes were mainly references and were not intended to change guidance. The amendments in this Update are effective immediately.  This guidance didn’t have a significant impact on the Company’s financials since it was an update of SEC referenced guidance and didn’t change existing guidance.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this Update is to simplify how entities test indefinite-lived intangible assets for impairment and to have the testing be in-line with the updated guidance issued in 2011 related to impairment testing for goodwill. This Update allows entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative analysis. The more likely than not threshold is defined as having a likelihood of more than 50%.  The option to first assess qualitative factors can be bypassed and an entity can proceed directly to performing the quantitative impairment test and still be able to resume performing the qualitative assessment in subsequent years. Some examples of circumstances to consider are 1) cost factors that have a negative impact on earnings, 2) financial performance such as negative or declining cash flows, 3) legal, regulatory, contractual, political or business conditions, 4) other relevant entity specific events 5) industry and market conditions, and 6) macroeconomic conditions. The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012 if the financial statements have not been issued.  The Company doesn’t expect this Update to impact the Company’s financials since it currently has no indefinite-lived intangibles other than goodwill, but the Company will plan on utilizing the qualitative assessment options if any are acquired.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of December 31, 2012, an evaluation was performed, under the supervision and with the participation of management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our president officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the president and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2012, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

For the year ended December 31, 2012 we made enhancements to our internal controls over financial reporting by strengthening documentation of corporate governance, and journal entries, we also further restricted access to our accounting database.

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

The foregoing limitations do not qualify the conclusions set forth above by our president and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2012.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position

William Boyd	71	Chairman of the Board

Rodney M. Tiede	52	President and Director

James E. Solomon	62	Chief Financial Officer and Secretary

R. Phil Zobrist	66	Director

Donald Harris	60	Director

Steven Ledger	53	Director

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

Rodney M. Tiede has been our chief executive officer, president and a director since the acquisition of Broadcast International, or BI, in October 2003 until July 16, 2012, at which time he ceased to serve as our chief executive officer.  From August 2000 to July 2012, Mr. Tiede was the president, chief executive officer and a director of BI, a wholly-owned subsidiary and since July 2012 he has continued to serve as the president and a director of BI.  From April 2003 to the present, Mr. Tiede has also been the chief executive officer and a director of Interact Devices, Inc., or IDI, a consolidated subsidiary.  From November 1987 to August 2000, Mr. Tiede was employed as director of sales, vice president and general manager of Broadcast International, Inc., the predecessor of BI.  Mr. Tiede received a Bachelor of Science Degree in Industrial Engineering from the University of Washington in 1983.  Mr. Tiede has been a part of our operations for more than 20 years and as a result has significant knowledge, insight and understanding that he provides as a director.

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

Donald A. Harris was appointed to Broadcast’s board of directors in June 2012.  He has been President of 1162 Management, the General Partner of 5 Star Partnership, a private equity firm, since June 2006.  Mr. Harris has been President and Chief Executive Officer of UbiquiTel Inc., a telecommunications company organized by Mr. Harris and other investors, since its inception in September, 1999 and also its Chairman since May 2000. Mr. Harris served as the President of Comcast Cellular Communications Inc. from March 1992 to March 1997.  Mr. Harris received a Bachelor of Science degree from the United States Military Academy and an MBA from Columbia University in. Mr. Harris’s experience in the telecommunications industry and his association with private equity funding will be valuable to us.

Steven Ledger has been a director since May 2011.  He is the founder and from September 2002 to the present has been the Managing Partner at Tamalpais Partners LLC, a privately held company that acts as a principal investor in, and advisor to, emerging growth companies.  From August 1999 to December 2002 he served as co-founder and managing partner of eCompanies Venture Group, a privately held company that managed an Internet focused, strategic venture capital fund whose investors included Sprint, Disney, Earthlink and Sun America. From January 1994 to December 1999, Mr. Ledger served as the co-founder and managing partner of Storie Partners, L.P., a technology focused investment fund that provided early lead investment capital to Earthlink Networks and SeeBeyond Technologies Corporation (acquired by Sun Microsystems). From September 1989 to October 1993 Mr. Ledger was a managing partner with Kayne Anderson Investment Management. Mr. Ledger graduated from the University of Connecticut in 1982 with a BA in Economics.  Mr. Ledger’s experience with technology companies and their financing was deemed valuable to us.

Our directors generally serve until the next annual or special meeting of shareholders held for the purpose of electing directors.  Our officers generally serve at the discretion of the board of directors.  One of our directors, Mr. Tiede, is an employee who serves as our president.  The employment service of Mr. Tiede and Mr. Solomon are governed by the terms of their respective employment contracts.  See “Employment Contracts” in Item 11 below.

As noted above, Mr. Tiede has served as an officer and director of BI since August 2000 and as an officer and director of Interact Devices, Inc. (“IDI”) since April 2003.  During 2001 and 2002, BI entered into various licensing agreements with IDI and purchased shares of convertible preferred stock of IDI.  Management of BI determined that the CodecSys technology being developed by IDI represented a significant opportunity for BI and its future business prospects.  By April 2003, the financial condition of IDI had deteriorated significantly and BI provided a line of credit to IDI to sustain its operations.  At such time, BI also assumed operational control of IDI.  By October 2003, management of BI realized that IDI could not survive on its own notwithstanding the financial support provided by BI.  Accordingly, IDI filed for bankruptcy protection under chapter 11 of the federal bankruptcy code on October 23, 2003.  Over the next seven months, IDI continued its limited operations and designed a bankruptcy plan of reorganization which was confirmed on May 18, 2004.  Under the plan of reorganization, we issued shares of our common stock to creditors of IDI and assumed certain liabilities of IDI in exchange for shares of the common stock of IDI representing majority ownership of IDI.  Since confirmation of the plan of reorganization, the operations of IDI have been consolidated with ours.

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

To our knowledge, during the year ended December 31, 2012, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, although on two occasions filings for all of our directors’ filings were late.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions.  A copy of the code of ethics is included on our website at www.brin.com.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

Throughout this section, the individuals who served as our chief executive officer and/or president and chief financial officer during 2012 are collectively referred to as the “named executive officers.”

Our compensation committee has overall responsibility to review and approve our compensation structure, policy and programs and to assess whether the compensation structure establishes appropriate incentives for management and employees.  The compensation committee annually reviews and determines the salary and any bonus and equity compensation that may be awarded to our chief executive officer and/or president, or CEO/President and its chief financial officer, or CFO.  The compensation committee oversees the administration of our long-term incentive plan and employee benefit plans.

The compensation committee’s chairman regularly reports to our board on compensation committee actions and recommendations.  The compensation committee has authority to retain, at its expense, outside counsel, experts, compensation consultants and other advisors as needed.

2012 and 2011 Company Performance.  Because of the stage of our development, the compensation committee looks at various factors in evaluating the progress we have made and the services provided by the named executive officers.  In considering executive compensation, the compensation committee noted certain aspects of our financial performance and accomplishments in 2012 and 2011 including the following:

•
Operations.  Our revenues decreased approximately 11% from $8,446,082 in 2011 to $7,523,624 in 2012, which was principally the result of decreased services provided for our largest customer in 2012.  This customer has more retail locations than all of Broadcast’s other existing customers combined.  We were able to install its proprietary digital signage delivery and management hardware and software, which incorporates portions of our CodecSys software, at approximately 2,500 locations and managed approximately 33,000 screens for this customer as of December 31, 2012. For the first time we did not receive a 100% vendor rating by the client. During the twelve months ended December 31, 2012, our license fees revenue increased by $396,847, revenue from studio and production services increased by $137,606 and revenue from web services and other services increased by $142,388.  However, these increases in revenues were offset by a decrease in system sales and installation revenue of $1,588,277, almost all of which resulted from fewer work orders from our largest customer.

•
CodecSys Milestones.  Our executive officers also made significant progress on the development of the CodecSys technology.  In 2011, we added Fujitsu North America to its list of technology partners and sales channel partners.  We trained salesmen and sales engineers for Fujitsu as an integral part of Fujitsu’s sales initiative for 2012, which has yielded no significant revenues.  Fujitsu joins IBM, Microsoft, and HP as large companies that have included our video compression technology as a video compression solution and have proceeded with sales presentations and testing with their large video customers, which include large broadcasters, cable companies, and satellite companies.

•
During 2011 and 2012, we expanded the installed base of test locations of our CodecSys version 2.0 to over 35 locations consisting principally of large international telecommunication companies and have moved toward contract with most of the test sites.

•
In December 2011, we entered into our first customer agreement with a cable company located in Mexico to utilize CodecSys technology in providing an “over-the-top” product offering to the cable company’s subscribers.  CodecSys was installed at the cable company and is operational in providing the service.  During 2012, we continued our development of this opportunity, and although there have been no material revenues generated from the contract, it is important because it represents the first commercial installation of our CodecSys product.

Compensation Philosophy. Our general compensation philosophy is designed to link an employee’s total cash compensation with our performance, the employee’s department goals and individual performance.  Given our stage of operations and limited capital resources, it is subject to various financial restraints in its compensation practices.  As an employee’s level of responsibility increases, there is a more significant level of variability and compensation at risk.  The compensation committee believes linking incentive compensation to our performance creates an environment in which employees are stakeholders in our success and, thus, benefits all stockholders.

Executive Compensation Policy.  Our executive compensation policy is designed to establish an appropriate relationship between executive pay and annual performance, long-term growth objectives, individual performance of the executive officer and ability to attract and retain qualified executive officers.  The compensation committee attempts to achieve these goals by integrating competitive annual base salaries with bonuses based on corporate performance and on the achievement of specified performance objectives, and to a lesser extent, awards through our long-term incentive plan.  The compensation committee believes that cash compensation in the form of salary and bonus provides executives with short-term rewards for success in operations.  The compensation committee also believes our executive compensation policy and programs do not promote inappropriate risk-taking behavior by executive officers that could threaten the value of the company.

Role of Executive Officers in Compensation Decisions

The compensation committee makes all compensation decisions for the named executive officers and approves recommendations regarding equity awards to all other senior management personnel. The CEO/President annually reviews the performance of the CFO and other senior management.  The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the compensation committee.  The compensation committee is charged with the responsibility of ensuring a consistent compensation plan throughout the company and providing an independent evaluation of the proposed adjustments or awards at all levels of management.  As such, the compensation committee has determined that it have the discretion to modify or adjust any proposed awards and changes to management compensation to be able to satisfy these responsibilities.

2012 Executive Compensation Components

For the fiscal year ended December 31, 2012, the principal components of compensation for the named executive officers were:

•	base salary; and

•	performance-based bonus compensation.

Base Salary.  The compensation committee determined that the executive officers had been compensated fairly relative to similarly situated executives, and approved decreases in 2012 to the base salary of the CEO/President and CFO.  In determining the base salary of each executive officer, the compensation committee relied on publicly available information gathered by the compensation committee related to salaries paid to executive officers of similarly situated small public companies.

Performance-based Incentive Compensation.  Annual incentives for the executive officers are intended to recognize and reward those employees who contribute meaningfully to an increase in shareholder value and move the company toward profitability. No cash bonuses were paid for 2012 due to fiscal restraints and no restricted stock units were issued to executive officers.

Long-term Equity Incentive Compensation.  Long-term incentive compensation encourages participants to focus on our long-term performance and provides an opportunity for executive officers and certain designated key employees to increase their stake in the Company through grants of options to purchase our common stock.  No stock options or restricted stock units were granted during 2012 to any of the named executive officers.  The board made awards of stock options to other employees and awards of restricted stock units to each of our non-employee directors under Broadcast’s equity incentive plan.

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

Perquisites and Other Personal Benefits.  We provide no perquisites to its named executive officers other than matching 401(k) contributions described below and other group benefits offered generally to all salaried employees.

Retirement and Related Plans.  We maintain a 401(k) profit sharing plan for all non-temporary employees.  Employee contributions are matched by the Company in an amount of 100% of employee contributions up to 3% of employee salaries and 50% of employee contributions up to an additional 2% of their salaries. Participants vest immediately in the company matching contributions.

Compensation of Chief Executive Officer/President.  For the fiscal year ended December 31, 2012, we paid Rodney M. Tiede, CEO/President, a salary of $225,690, representing a decrease from a salary of $250,690 paid to Mr. Tiede in the fiscal year ended December 31, 2012. The compensation committee met with Mr. Tiede twice during 2012 to review his performance and individual objectives and goals versus results achieved.  The compensation committee reviewed all components of the CEO’s compensation, including salary, bonus, and equity incentive compensation, and under potential severance and change-in-control scenarios.  Mr. Tiede’s compensation package was determined to be reasonable and not excessive by the compensation committee based on compensation surveys for chief executive officers of small public companies.  The compensation committee also considered the continuing economic recession and market conditions in determining the compensation of the CEO/President or other management personnel.

In April 2004, the Company and Mr. Tiede entered into an employment agreement covering Mr. Tiede’s employment for a term commencing upon the execution thereof and continuing until December 31, 2006.  The contract continues for additional terms of one year each until terminated by us.  The agreement calls for payment of a gross annual salary of not less than $120,000, payable in equal bi-weekly installments for the year ended December 31, 2004, subject to such increases as the board of directors may approve.  The employment agreement further provides that Mr. Tiede shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the board of directors (or the compensation committee thereof) based upon an evaluation of the performance of Mr. Tiede during the previous fiscal year.  The agreement also provides for participation in our stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in our other benefit plans and reimbursement for necessary and reasonable business expenses.  In the event of a change in control of the company, defined as the purchase of shares of Broadcast capital stock enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Tiede shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years, whichever is longer.  In addition, if the change of control event results in our shareholders exchanging their shares for stock or other consideration, Mr. Tiede shall receive an amount equal to the per share price paid to the shareholders less the pre-announcement price multiplied by 50,000.

In September 2008, the Company and Mr. Solomon entered into an employment agreement covering Mr. Solomon’s employment for a term commencing upon the execution thereof and continuing until December 31, 2011.  The contract continues for additional terms of one year each until terminated by us.  The agreement calls for payment of a gross annual salary of not less than $225,000, payable in equal bi-weekly installments for the year ended December 31, 2008, subject to such increases as the board of directors may approve.  The employment agreement further provides that Mr. Solomon shall receive a performance bonus on an annual basis equal to up to 100% of his base salary for the fiscal year then ended, the exact percentage to be determined in the sole discretion of the board of directors (or the compensation committee thereof) based upon an evaluation of the performance of Mr. Solomon during the previous fiscal year.  The agreement also provides for participation in our stock option plan, the payment of severance pay, and other standard benefits such as vacation, participation in our other benefit plans and reimbursement for necessary and reasonable business expenses.  In the event of a change in control of the company, defined as the purchase of shares of Broadcast capital stock enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Solomon shall have the right to terminate the employment agreement and receive severance pay equal to the base salary and a bonus equal to 50% of the salary for the remainder of the employment term or two years, whichever is longer.  In addition, if the change of control event results in our shareholders exchanging their shares for stock or other consideration, Mr. Solomon shall receive an amount equal to the per share price paid to the shareholders less the pre-announcement price multiplied by 50,000.

On January 6, 2013, we entered into an Amendment and Settlement Agreement with each of Mr. Tiede and Mr. Solomon, modifying their respective existing employment agreements described above as follows:  the salary of each officer is reduced to $180,000 per year, each officer’s employment is terminable at will, each officer is to report to the executive committee of the board of directors, each officer’s termination and change of control benefits are terminated, each officer waives his accrued vacation benefits, each officer and Broadcast grant each other mutual releases, and we agreed to issue to each officer 529,100 shares of Common Stock if such officer remains employed by us for 60 days following January 6, 2013 or if such officer is terminated by at any time following January 6, 2013.

Stock Option Plans

Under our 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited.  We continue to maintain and grant awards under the 2004 Plan which will remain in effect until the earlier of its expiration by its terms or its termination as required by the merger agreement. The number of unissued stock options authorized under the 2004 Plan at December 31, 2012 was 3,779,508.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to its eligible employees and non-employee directors and consultants of the Company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 774,867 at December 31, 2012.

The purpose of our incentive plans is to advance the interests of our stockholders by enhancing our ability to attract, retain and motivate persons who are expected to make important contributions to the company by providing them with both equity ownership opportunities and performance-based incentives intended to align their interests with those of our stockholders.  These plans are designed to provide us with flexibility to select from among various equity-based compensation methods, and to be able to address changing accounting and tax rules and corporate governance practices by optimally utilizing stock options and shares of common stock.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2012, 2011 and 2010.  When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.  We have omitted in this report certain tables and columns otherwise required to be included because there was no compensation made with respect to such tables and columns, as permitted by applicable SEC regulations. The amounts shown as salary in the following table for 2010 include an amount equal to 10% of total salary for each executive which had been accrued for 2009, but the payment was deferred and paid and included in 2010 compensation shown below.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Unit Awards ($)	All Other Compensation ($)(1)	Total ($)

Rodney M. Tiede President & Chief Executive Officer*	2012 2011 2010	$225,690 250,690 273,078	-- -- --	-- -- --	-- $555,000 --	$4,841 7,333 7,333	$230,531 813,023 280,411

James E. Solomon Chief Financial Officer and Secretary	2012 2011 2010	$256,980 256,980 283,270	-- -- --	-- -- --	-- $333,000 --	$9,494 10,200 11,331	$266,474 600,180 294,601

(1)
The amounts shown in column (g) reflect for each named executive officer matching contributions made by Broadcast to its 401(k) employee retirement plan.  The amounts shown in column (g) do not reflect premiums paid by us for any group health or other insurance policies that apply generally to all salaried employees on a nondiscriminatory basis.

*	From and after July 16, 2012, Mr. Tiede served as our president and no officer held the title of chief executive officer.

Other Compensation

We do not have any non-qualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of shares or Units of Stock that have not Vested ($)	Number of Unearned shares, units or other rights that have not vested (#)	Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Rodney M. Tiede	50,000	--	2.25	04/28/2014	--	--	--	--
James E. Solomon	75,000 25,000	-- --	2.25 1.17	09/15/2015 12/27/2016	--	--	--	--

Potential Payments Upon Termination or Change of Control

The amount of compensation payable to the named executive officers upon voluntary termination, retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive of prior employment agreements is summarized below. The amounts shown assume that such termination was effective as of December 31, 2012, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination if it were to occur as of such date. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

As discussed above, we entered into an Amendment and Settlement Agreement with each of the named executive officers on January 6, 2013 that terminated each officer’s change of control benefits as of such date.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment is terminated, he is entitled to receive amounts earned during his term of employment.  Such amounts include:

•	salary;

•	grants under Broadcast’s stock option and equity plans, subject to the vesting and other terms applicable to such grants;

•	amounts contributed and vested under Broadcast’s 401(k) plan; and

•	unused vacation pay.

•
In addition to the amounts above, pursuant to the January 6, 2013 Amendment and Settlement Agreement with each of Mr. Tiede and Mr. Solomon, modifying their respective employment agreements, Broadcast agreed to issue each of Mr. Tiede and Mr. Solomon 529,100 shares of common stock at the earlier of such officer’s  termination  at any time following January 6, 2013 or the expiration of 60 days.  All other termination benefits and severance benefits for Mr. Tiede and Mr. Solomon, except for those set forth in this section, were terminated as of January 6, 2013.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the heading “Payments Made Upon Termination,” the named executive officers will receive benefits under any group life or disability insurance plan, as appropriate, that we may have in effect from time to time.  Broadcast currently maintains a group term life insurance plan that generally pays a death benefit equal to two times base salary up to a maximum of $300,000.

Payments Made Upon a Change of Control

As of December 31, 2012, if there is a change of control, which is defined as the purchase of shares of capital stock of the company enabling any person or persons to cast 20% or more of the votes entitled to be voted at any meeting to elect directors, Mr. Tiede and Mr. Solomon may each elect to terminate employment and would receive under the terms of their employment agreements:

•	a lump sum severance payment up to the sum of two years of the base salary ;

•	any bonus compensation earned, if any; and

•
If the change of control event results in Broadcast stockholders exchanging their shares for stock, the executive would receive an amount equal to the per share price paid to stockholders, less the pre-announcement share price, multiplied by 50,000.  For example and illustration purposes only, if the share price paid to stockholders were $3.00 and the pre-announcement share price were $1.50, Mr. Tiede and Mr. Solomon would receive an amount equal to $75,000 under this provision.

In the event of a change in control as defined above, Mr. Tiede would receive a lump sum payment of $500,000 and Mr. Solomon would receive a lump sum payment of $510,000.  In addition, they would be entitled to receive the share price differential, if any, as discussed above.

As discussed above, Broadcast entered into an Amendment and Settlement Agreement with each of the named executive officers on January 6, 2013 that terminated each such officer’s termination and change of control benefits as of such date.  As a result, neither Mr. Tiede nor Mr. Solomon will receive any payment upon consummation of a change of control.

Non-compete Agreement

Included in Mr. Tiede’s and Mr. Solomon’s employment agreements is a two year non-compete agreement, which is no longer effective due to the amendment described above.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers served as a member of the compensation committee or as a director of any other company, one of whose executive officers served as a member of our compensation committee of the board or as one of our directors during 2012.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its board of directors.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required by our members of the board.

Our non-employee directors generally receive fees of $48,000 per year, paid quarterly, and an initial grant of stock options to purchase 100,000 shares (thereafter annual grants of 25,000 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  Given our financial condition in 2012, the board approved and the non-employee directors accepted the 2012 compensation set forth in the director summary compensation table below.  In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board.  The chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance.  Directors who are employees of Broadcast receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant.  All restricted stock units granted to outside directors are immediately vested and are settled by the issuance of our common stock upon their respective retirements from the board of directors.  Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.  The directors voluntarily deferred a significant portion of their 2012 cash compensation and agreed to receive shares of our common stock in 2013 in payment of the accrued directors’ fees.

Director Summary Compensation Table

The table below summarizes the compensation paid by Broadcast to its directors for the fiscal year ended December 31, 2012.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($) (1)	Options/Awards ($)	Restricted Stock Units ($) (2)	Total ($)
William Boyd	$27,000	--	$ 7,000	$34,000
Mark F. Spagnolo (3)	27,000	--	7,000	34,000
Rodney M. Tiede (4)	--	--	--	--
R. Phil Zobrist	27,000	--	7,000	34,000
Steven Ledger	27,000		7,000	34,000
Donald A. Harris (5)	6,500	--	37,500	44,000

(1)	Of the fees earned, $15,000 was accrued and remained unpaid to each of Messrs. Boyd, Spagnolo, Zobrist and Ledger and $6,500 was accrued and remained unpaid to Mr. Harris at December 31, 2012.
(2)
Each of Messrs. Boyd, Spagnolo, Zobrist and Ledger were granted a total of 58,553 restricted stock units with an estimated value of $7,000.  Mr. Harris was granted a total of 155,921 restricted stock units with an estimated value of $37,500, including 100,000 restricted stock units upon his appointment to Broadcast’s board of directors.

(3)	Mr. Spagnolo resigned from the board of directors effective February 12, 2013.
(4)	Mr. Tiede receives no compensation for serving as a director, but is compensated in his capacity as Broadcast’s President.
(5)	Mr. Harris was appointed to Broadcast’s board of directors in June 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at February 4, 2013 by each of our directors or executive officer, each person known by us to own beneficially more than 5% of our common stock, and all of our directors and executive officers as a group.

Beneficial Owner	Beneficial Ownership	Percent of Class

Gem Asset Management LC (1) 100 State Str. #2b Teaneck, New Jersey 07666	11,199,999	10.1%

Rodney M. Tiede (2) c/o Broadcast International, Inc. 7050 Union Park Avenue, Suite 600 Salt Lake City, UT 84047	3,518,541	3.3%

Leon Frenkel (3) 401 City Avenue, Suite 802 Bala Cynwyd, PA 19004	6,982,276	6.2%

R. Phil Zobrist (4)	2,079,919	1.9%
Donald Harris (5)	1,955,921	1.8%
James E. Solomon (6)	662,500	*
William Boyd (7)	641,553	*
Steven Ledger (8)	374,553	*
All directors and executive officers as a group (7persons) (9)	9,232,722	8.5%

* Represents less than 1% of Broadcast’s common stock outstanding.

(1)	Includes 7,466,666 shares of common stock and warrants to purchase 3,733,333 shares of common stock. The control person of Gem Asset Management, LC is Daniel Lewis.

(2)
Includes 500,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Tiede’s retirement from Broadcast and presently exercisable options to acquire 50,000 shares of common stock.

(3)
Includes 2,643,517 shares of common stock, presently exercisable warrants to purchase a total of 338,759 shares of common stock and an unsecured convertible note that is convertible into 4,000,000 shares of common stock.

(4)
Includes 1,607,908 shares, presently exercisable options to acquire 100,000 shares, warrants to purchase 163,458 shares, and restricted stock units that may be settled by the issuance of 208,553 shares of common stock upon Mr. Zobrist’s retirement from the board of directors.

(5)
Includes 155,921 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Harris’s retirement from the Board of Directors, a secured convertible note convertible into 1,200,000 shares of common stock and warrants to purchase 600,000 shares of common stock.

(6)
Includes 12,500 shares of common stock, presently exercisable options to acquire a total of 100,000 shares of common stock and 550,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Solomon’s retirement from Broadcast.

(7)
147,000 shares of common stock, presently exercisable options to acquire a total of 100,000 shares of common stock, warrants to acquire 36,000 shares of common stock and 358,553 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Boyd’s retirement from the board of directors.

(8)
Includes 144,000 shares of common stock, warrants to acquire 72,000 shares of common stock and 158,553 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Ledger’s retirement from the board of directors.

(9)	Includes warrants, presently exercisable options and vested restricted stock units to acquire a total of 4,353,038 shares of common stock held by all of our directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, information regarding our equity compensation plans under which shares of common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities)
Equity compensation plans approved by security holders(1)	2,940,133	$1.11	774,867
Equity compensation plans not approved by security holders (2)	1,933,103	$1.36	3,779,508
Total	4,873,236	$1.21	4,554,375

(1)
Our 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units to our employees, directors and consultants.  The plan covers a total of 4,000,000 shares of Broadcast common stock.  As of December 31, 2012, restricted stock units covering 285,000 units had been settled through the issuance of common stock and 2,940,133 were outstanding.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.  We anticipate that a significant number of the options outstanding under the 2008 Plan will be terminated in exchange for shares of Broadcast common stock in the exchange offers if the All Digital merger is consummated.

(2)
Our 2004 Plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants.  The plan covers a total of 6,000,000 shares of Broadcast common stock.  As of December 31, 2012, options to purchase 287,389 shares of common stock had been exercised.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.  We anticipate that a significant number of the options outstanding under the 2004 Plan will be terminated in exchange for shares of our common stock in the exchange offers if the All Digital merger is consummated.

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

On March 26, 2010, we entered into an amendment and extension agreement with Castlerigg, the holder of our senior secured convertible note in the principal amount of $15.0 million.  Castlerigg was an affiliate of ours due to its beneficial ownership of 9.9% of our outstanding common stock.  Pursuant to the amendment and extension agreement, we extended the maturity date of the senior secured convertible note from December 21, 2010 to December 21, 2011.  This extension of the maturity date was conditioned upon us raising at least $6,000,000 of gross proceeds from the sale of our equity securities by September 30, 2010.  If the additional funding were not completed, the maturity date reverted back to December 21, 2010.  In exchange for extending the maturity date, we issued to Castlerigg 1,000,000 shares of our common stock.  In addition, we agreed to the inclusion of three additional terms and conditions in the note: (i) from and after the additional funding, we would be required to maintain a cash balance of at least $1,250,000 and provide monthly certifications of the cash balance to Castlerigg; (ii) we would not make principal payments on our $1.0 million unsecured convertible note without the written permission of Castlerigg; and (iii) we grant board observation rights to Castlerigg.

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

In January 2011, we granted options to Leon Frankel, the holder of its $1.0 million unsecured convertible note and a greater-than-5% stockholder of Broadcast, to acquire up to 500,000 shares of our common stock for services performed pursuant to a consulting agreement with Mr. Frankel.  The options were exercisable at $1.00 per share and were exercisable for five years.  These options were converted to 250,000 shares of our common stock in January 2012.

In April 2011, we issued 293,517 shares of our common stock and granted a warrant to acquire an additional 146,758 shares of its common stock in payment of accrued interest to Leon Frankel, the holder of our $1.0 million unsecured convertible note and a greater-than 5% stockholder of Broadcast.  The warrant is exercisable at $.90 per share and has a life of five years.

In March and April, 2012, R. Phillip Zobrist, a Broadcast director, invested a total of $50,000 in Broadcast as a part of the 2012 Equity Funding.  In exchange for his investment he received 200,000 shares of common stock and warrants to acquire an additional 100,000 shares of common stock at an exercise price of $.35 per share.  The warrant is currently exercisable and expires six years from the date of issuance.

In December, 2012, and January 2013 Donald A. Harris, a Broadcast director, loaned a total of $300,000 to Broadcast pursuant to a written securities purchase agreement and promissory note.  The notes bear interest at the rate of 12% per annum and are due and payable on July 13, 2013.  The notes are convertible to common stock at the rate of $.25 per share.  In addition, the Mr. Harris received warrants to acquire an additional 600,000 shares of common stock at an exercise price of $.25 per share.  The warrant is currently exercisable and expires six years after issuance.

On February 21, 2013, we issued restricted stock units that may be settled by the issuance of 200,000 shares of our common stock to each of three of our directors and 86,667 shares to one of our directors for a total of 686,667 shares in consideration of unpaid director fees, which aggregated $51,500 or $.075 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2012	2011
Audit fees	$86,500	$70,000
Audit-related fees	--	--
Tax fees	6,800	3,900
All other fees	8,800	9,700
Total	$102,100	$83,600

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2012 and 2011.  In addition, these fees for 2012 included fees associated with our registration statement under the Securities Act of 1933, as amended, filed with the SEC.  All audit fees incurred during 2012 and 2011 were pre-approved by the audit committee. Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2012 and 2011 were pre-approved by the audit committee.

All other fees related to reviews of registration statements during each respective year and were pre-approved by the audit committee.

Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2012 and 2011 were pre-approved by the audit committee.

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

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, by and among Broadcast International, Inc., AllDigital, Inc., and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013.

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

10.29
Form of Voting Agreement, dated January 6, 2013, by and among AllDigital, Inc. and certain stockholders of Broadcast International, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.30
Form of Voting Agreement, dated January 6, 2013, by and among Broadcast International, Inc. and certain stockholders of AllDigital, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.31
Professional Services Agreement, dated January 6, 2013, by and between AllDigital, Inc. and Broadcast International, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.32*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and Rodney Tiede.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.33*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and James E. Solomon. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.34*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and Steve Jones. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

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

Date: March 29, 2013	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Director
(Principal Executive Officer)

Date: March 29, 2013	/s/ James E. Solomon

Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 29, 2013	/s/ R. Phil Zobrist

By: R. Phil Zobrist
Its: Director

Date: March 29, 2013	/s/ William Boyd

By: William Boyd
Its: Director
Date: March 29, 2013	/s/ Steven Ledger

By: Steven Ledger
Its: Director

Date: March 29, 2013	/s/ Donald A. Harris

By: Donald A. Harris
Its: Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Broadcast International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 29, 2013

             BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	DEC 31, 2011	DEC 31, 2012
ASSETS:
Current Assets
Cash and cash equivalents	$961,265	$394,342
Restricted cash	--	140,700
Trade accounts receivable, net	1,239,903	821,608
Inventory	60,851	306,296
Prepaid expenses	203,973	90,067
Total current assets	2,465,992	1,753,013
Property and equipment, net	1,417,134	572,107
Other Assets, non current
Debt offering costs	123,278	42,176
Patents, net	131,079	120,928
Deposits and other assets	406,004	196,292
Total other assets, non current	660,361	359,396

Total assets	$4,543,487	$2,684,516

LIABILITIES AND STOCKHOLDERS DEFICT
LIABILITIES:
Current Liabilities
Accounts payable	$1,252,538	$2,293,470
Payroll and related expenses	390,206	363,568
Other accrued expenses	175,008	299,728
Unearned revenue	10,449	51,335
Current portion of notes payable (net of discount of $103,859 and $947,994, respectively)	2,068,016	3,102,006
Other current obligations	1,067,649	--
Derivative valuation	3,760,200	1,191,269
Total current liabilities	8,724,066	7,301,376
Long-term Liabilities
Long-term portion of notes payable (net of discount of $659,496 and $0, respectively)	6,349,445	--
Total long-term liabilities	6,349,445	--
Total liabilities	15,073,511	7,301,376
Commitments and contingencies	--	--
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 75,975,656 and 107,473,820 shares issued as of December 31, 2011 and December 31, 2012, respectively	3,798,783	5,373,691
Additional paid-in capital	96,859,058	99,594,490
Accumulated deficit	(111,187,865)	(109,585,041)
Total stockholders’ deficit	(10,530,024)	(4,616,860)

Total liabilities and stockholders’ deficit	$4,543,487	$2,684,516

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended Dec 31, 2011	For the Year Ended Dec 31, 2012

Net sales	$8,446,082	$7,523,624
Cost of sales	5,868,601	4,819,624
Gross profit	2,577,481	2,704,000

Operating expenses:
Administrative and general	6,172,794	4,546,612
Selling and marketing	1,277,629	1,908,763
Research and development	2,410,249	1,754,163
Impairment of assets	26,180	--
Depreciation and amortization	685,191	558,148
Total operating expenses	10,572,043	8,767,686
Total operating loss	(7,994,562)	(6,063,686)

Other income (expense):
Interest income	2,327	--
Interest expense	(1,000,072)	(1,542,424)
Gain on derivative valuation	11,724,400	8,829,748
Note conversion offering expense	--	(47,348)
Retirement of debt offering costs	--	(53,150)
Debt conversion costs	(476,234)	(1,095,309)
(Loss) gain on extinguishment of debt	(954,017)	1,578,914
(Loss) gain on sale of assets	(362)	512
Other income, net	2,966	(4,433)
Total other income	9,299,008	7,666,510

Income before income taxes	1,304,446	1,602,824
Provision for income taxes	--	--
Net income	$1,304,446	$1,602,824

Income per share basic	$0.02	$0.2
Income per share diluted	$0.02	$0.2

Weighted average shares basic	75,416,916	100,798,223
Weighted average shares diluted	78,098,166	106,533,844

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2012 AND 2011

			Additional	Retained
	Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2010	74,078,153	$3,703,908	$92,867,561	$(112,492,311)	$(15,920,842)

Common stock issued on debt conversion, net of costs	1,307,153	65,357	1,230,790	--	1,296,147

Common stock issued for interest	135,369	6,768	74,453	--	81,221

Common stock issued for option exercises	55,098	2,755	15,549	--	18,304

Common stock issued for warrant exercises	372,272	18,614	241,386	--	260,000

Common stock issued in exchange for IDI shares	27,611	1,381	9,379	--	10,760

Equity issued for interest	--	--	157,400	--	157,400

Stock based compensation	--	--	2,262,540	--	2,262,540

Net Income	--	--	--	1,304,446	1,304,446

Balance, December 31, 2011	75,975,656	$3,798,783	$96,859,058	$(111,187,865)	$(10,530,024)

Common stock issued for 2012 equity financing and debt restructuring, net of issuance costs	25,402,164	1,270,108	837,726	--	2,107,834

Common stock issued on debt conversion	5,600,000	280,000	1,380,000	--	1,660,000

Common stock issued for services rendered	496,000	24,800	152,513	--	177,313

Amended and restated 6.25% note conversion feature	--	--	81,500	--	81,500

Stock based compensation	--	--	283,693	--	283,693

Net Income	--	--	--	1,602,824	1,602,824

Balance, December 31, 2012	107,473,820	$5,373,691	$99,594,490	$(109,585,041)	$(4,616,860)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended Dec 31, 2011	For the Year Ended Dec 31, 2012
Cash flows from operating activities:
Net Income	$1,304,446	$1,602,824
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,483,868	1,024,754
Common stock issued for services	--	177,313
Common stock issued for interest	19,634	--
Common stock issued for in process research and development	10,760	--
Accretion of discount on convertible notes payable	340,377	941,225
Stock based compensation	2,262,540	283,693
Warrants issued for interest	157,400	--
Warrants issued for debt extinguishment costs	404,000	--
Warrants issued and expensed for issuance costs	--	1,095,309
Loss (gain) on extinguishment of debt	954,017	(1,578,914)
Expensed note conversion costs	--	47,348
Gain on derivative liability valuation	(11,724,400)	(8,829,748)
Loss (gain) on sale of assets	362	(512)
Retirement of debt offering costs	--	53,150
Loss on impairment of assets	26,180	--
Allowance for doubtful accounts	10,149	31,982
Changes in assets
Decrease (increase) in accounts receivable	(124,997)	386,313
Increase in inventories	(8,676)	(245,445)
Decrease (increase) in debt offering costs	(102,978)	105,805
Decrease in prepaid and other assets	205,498	323,618
Changes in liabilities
Increase (decrease) in accounts payable	(267,452)	1,040,932
Increase in accrued expenses	13,823	136,682
Increase (decrease) in deferred revenues	(128,988)	40,886
Net cash used in operating activities	(5,164,437)	(3,362,785)

Cash flows from investing activities:
Purchase of equipment	(472,505)	(172,825)
Proceeds from sale of assets	1,183	3,761
Net cash used by investing activities	(471,322)	(169,064)

Cash flows from financing activities:
Proceeds from the exercise of options and warrants	18,304	--
Proceeds from equity financing	--	6,150,000
Payments on principal on debt	(1,526,834)	(4,017,649)
Equity issuance costs	(24,078)	(776,483)
Proceeds from equipment financing	700,000	--
Payments for debt extinguishment costs	--	(275,041)
Increase in restricted cash	--	(140,700)
Proceeds from notes payable	1,300,000	2,024,799
Net cash provided by financing activities	467,392	2,964,926

Net decrease in cash and cash equivalents	(5,168,367)	(566,923)
Cash and cash equivalents, beginning of period	6,129,632	961,265

Cash and cash equivalents, end of period	$961,265	$394,342

Supplemental disclosure of cash flow information:
Interest paid	$357,246	$347,902
Income taxes paid	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation and subsequent share acquisitions, for the years ended December 31, 2012 and 2011, the Company owned, on a fully diluted basis, approximately 55,897,169 common share equivalents of IDI, representing approximately 94% of the equity of IDI.

The audited consolidated financial statements herein include operations from January 1, 2011 to December 31, 2012. IDI produced losses from operations during the period; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2012 and 2011, we had bank balances of $38,847 and $909,182, respectively in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition we have restricted cash of $140,700, which represents a deposit to the Utah District Court, which is held pending the outcome of our litigation with our equipment lessor.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2012, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward. For the year ended December 31, 2011 we recorded a $26,180 valuation impairment related to two patent applications for areas outside the United States.

Amortization expense recognized on all patents totaled $10,151 for each of the years ended December 31, 2012 and 2011, respectively.

Estimated amortization expense, if all patents were issued at the beginning of 2013, for each of the next five years is as follows:

Year ending December 31:
2013	$11,343
2014	10,121
2015	10,121
2016	10,121
2017	10,121

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. After our review at December 31, 2012 it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $1,754,163 and $2,410,249 of research and development costs for the years ended December 31, 2012 and 2011, respectively.

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

For the years ended December 31, 2012 and 2011, we had the same customer that individually constituted 85% and 89%, of our total revenues, respectively.  Although the initial contract for this customer has expired, we received a contract extension through May 31, 2013 to continue to provide services. Unless we can replace that customer with another similarly large customer or customers, revenues will decline substantially, which will harm our business.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2011 and 2012:

	For the Year Ended 2011	For the year Ended 2012
Numerator
Net income	$1,304,446	$1,602,824
Denominator
Basic weighted average shares outstanding	75,416,916	100,978,223
Effect of dilutive securities:
Stock options and warrants	131,250	2,510,488
Restricted stock units	2,550,000	3,225,133
Diluted weighted average shares outstanding	78,098,166	106,533,844

Net income per common share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Potentially dilutive securities representing 18,568,963 shares of common stock were excluded from the computation of diluted earnings per common share for the year ended December 31, 2012, because their effect would have been anti-dilutive.

Potentially dilutive securities representing 24,597,134 shares of common stock were excluded from the computation of diluted earnings per common share for the year ended December 31, 2011, because their effect would have been anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2012 and 2011 were $35,168 and $68,703, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In August 2012, the FASB issued ASU No 2012-03, Technical Amendments and Corrections to SEC Sections. This Update makes changes to several of the SEC guidance literature sections within the Codification.  The main focus is to update the SEC guidance as per SAB 114 to reference the codification sections rather than the old standards prior to the codification.  The changes were mainly references and were not intended to change guidance. The amendments in this Update are effective immediately.  This guidance didn’t have a significant impact on the Company’s financials since it was an update of SEC referenced guidance and didn’t change existing guidance.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this Update is to simplify how entities test indefinite-lived intangible assets for impairment and to have the testing be in-line with the updated guidance issued in 2011 related to impairment testing for goodwill. This Update allows entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative analysis. The more likely than not threshold is defined as having a likelihood of more than 50%.  The option to first assess qualitative factors can be bypassed and an entity can proceed directly to performing the quantitative impairment test and still be able to resume performing the qualitative assessment in subsequent years. Some examples of circumstances to consider are 1) cost factors that have a negative impact on earnings, 2) financial performance such as negative or declining cash flows, 3) legal, regulatory, contractual, political or business conditions, 4) other relevant entity specific events 5) industry and market conditions, and 6) macroeconomic conditions. The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before July 27, 2012 if the financial statements have not been issued.  The Company doesn’t expect this Update to impact the Company’s financials since it currently has no indefinite-lived intangibles other than goodwill, but the Company will plan on utilizing the qualitative assessment options if any are acquired.

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

Note 3 – Accounts Receivable

Included in our $821,608 and $1,239,903 net accounts receivable for the years ending December 2012 and 2011, respectively, were (i) $856,462 and $1,269,579 for billed trade receivables, respectively; (ii) $44,478 and $23,814 of unbilled trade receivables, respectively; (iii) $1,808 and $0 for employee travel advances and other receivables, respectively; less (iv) $81,140 and $53,490 for allowance for uncollectible accounts, respectively.

Included in the numbers above is our single largest customer for each year ended December 31, 2012 and, 2011, which provided 85% and 89% of total revenue and represented 71% and 79% of our trade receivables on December 31, 2012 and 2011, respectively.

Our largest customer initially signed a three-year agreement which has now expired, although we did receive a contract extension through May 31, 2013 to continue to provide services. Unless we can replace that customer with another similarly large customer or customers, revenues will decline substantially, which will harm our business.

Note 4 – Equity Financing and the Debt Restructuring

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

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 23, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of our securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $0.35 per share; and (2) The “B” Warrant will not be exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, grants the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event shall the number of shares to be issued under the B Warrant cause us to exceed the number of authorized shares of common stock. The shares in excess of our authorized shares that would have been issuable under the B Warrant shall be “net settled” by payment of cash in an amount equal to the number of shares in excess of the authorized common shares multiplied by the closing price of our common stock as of the trading day immediately prior to the applicable date of the exercise of such B Warrant. The holders of the B Warrants agreed in December 2012 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants with the result that the B Warrants have now been extinguished.

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

	Common Shares Issued	Number of A Warrants	Value of A Warrants	Value of B Warrants	Total Warrant Value
Investors	24,816,000	12,408,000	$469,464	$39,387	$508,851
Bridge Loan Conversion	1,600,000	800,000	30,268	2,539	32,807
Equipment Finance Conversion	2,000,000	1,000,000	37,836	3,174	41,010
Agency	--	4,262,400	161,270	13,531	174,801
Total	28,416,000	18,470,400	$698,838	$58,631	$757,469

We recorded an aggregate derivative liability of $757,469 as of December 31, 2012, related to the reset feature of the A warrants and the B warrants mentioned above. A derivative valuation gain of $4,365,323 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants issued.  The aggregate derivative liability of $757,469 was calculated as follows: (1) $698,838 for the reset feature of the A warrants using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.72%, (ii) expected life (in years) of 5.2; (iii) expected volatility of 85.49%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08 and (2) $58,631 for the B warrants using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach.

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

A portion of the net proceeds from the 2012 Equity Financing was used to close on the 2012 Debt Restructuring therewith. The Company paid $2,750,000 and issued 2,000,000 shares of common stock valued at $760,000 to Castlerigg in satisfaction of the $5,500,000 senior convertible note and $680,816 of accrued interest.

Investor warrants totaling 12,499,980 issued under the Subscription  Agreements contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. The exercise price has been reset to $0.7312 per share due to subsequent financings.

We recorded an aggregate derivative liability of $109,400 and $2,785,000 as of December 31, 2012 and 2011, respectively, related to the reset feature of the warrants issued under the Placement agency Agreement. A derivative valuation gain of $2,765,600 and $7,875,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $109,400 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.36%, (ii) expected life (in years) of 3.0; (iii) expected volatility of 85.10%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

Note 5 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the years ending December 31, 2012 and 2011 was as follows:

	December 31, 2011	December 31, 2012
2012 Secured Convertible Notes	--	2,428,166
Unsecured Convertible Note	340,504	673,840
Amended and Restated Senior 6.25% Convertible Note	$6,180,816	$--
Bridge Loan Note Payable	1,196,141	--
Equipment Purchase and Sale Agreement	700,000	--
Total	8,417,461	3,102,006
Less Current Portion	(2,068,016)	(3,102,006)
Total Long-term	$6,349,445	$--

2012 Secured Convertible Notes

We engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”). As of December 31, 2012 we have issued notes having an aggregate principal value of $3,050,000 as explained below.  The notes are due and payable on or before July 13, 2013.  The notes bear interest at 12% per annum and may convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.

In July 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described above) to the 2012 convertible Debt Offering, which extinguished the Bridge Loan.  Of the $1,000,000 non-converted principal amount, we realized $923,175 of cash in the initial closing and issued warrants to acquire 3,800,000 shares of our common stock.  We paid $76,825 in investment banking fees and costs of the offering.

In August 2012, we continued sales of convertible debt under the 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $900,000, issued warrants to acquire 1,800,000 shares of our common stock, from which we realized cash of $851,624 after payment of investment banking fees of $48,376.

In December 2012, we continued sales of convertible debt under the 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $250,000, issued warrants to acquire 500,000 shares of our common stock to one member of our Board of Directors.

The notes and warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued on the dates issued using a Black-Scholes pricing model.

We recorded an aggregate derivative liability of $74,500 as of December 31, 2012, related to the conversion feature of the note. A derivative valuation gain of $423,500 was recorded to reflect the change in value of the aggregate derivative liability from the time the notes were issued.  The aggregate derivative liability of $74,500 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.11%, (ii) expected life (in years) of 0.50; (iii) expected volatility of 129.08%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

Additionally, we recorded an aggregate derivative liability of $183,000 as of December 31, 2012, related to the warrant reset provision. A derivative valuation gain of $442,000 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $183,000 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.63%, (ii) expected life (in years) of 4.50; (iii) expected volatility of 85.75%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

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

We recorded an aggregate derivative liability of $46,400 and $300,000 as of December 31, 2012 and 2011, respectively, related to the conversion feature of the note. A derivative valuation gain of $253,600 and $1,101,900, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $46,400 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.16%, (ii) expected life (in years) of 1.0; (iii) expected volatility of 112.04%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $333,336 was included in interest expense for each the years ended December 31, 2012 and 2011. The note bears an 8% annual interest rate payable semi-annually, and for each the years ended December 31, 2011 and 2010, $80,000, was included in interest expense.

Senior Unsecured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 (which principal amount has been increased as discussed below).The senior secured convertible note was originally due December 21, 2010, but was extended to December 21, 2013 and has been subsequently retired. The senior secured convertible note bore interest at 6.25% per annum (which rate has been changed as discussed below) if paid in cash.  Interest for the first year was prepaid at closing.  Interest-only payments thereafter in the amount of $234,375 are due quarterly and commenced in April 2009.  Interest payments may be made through issuance of common stock in certain circumstances or may be capitalized and added to the principal.  The original principal of the note was convertible into 2,752,294 shares of our common stock at a conversion price of $5.45 per share, convertible any time during the term of the note.  We granted a first priority security interest in all of our property and assets and of our subsidiaries to secure our obligations under the note and related transaction agreements. In August 2009 we received a waiver from the note holder releasing their security interest for the equipment purchased under our sale lease back financing.

In connection with the 2007 financing, the senior secured convertible note holder received warrants to acquire 1,875,000 shares of our common stock exercisable at $5.00 per share.  We also issued to the convertible note holder 1,000,000 shares of our common stock valued at $3,750,000 and incurred an additional $1,377,000 for commissions, finder’s fees and other transaction expenses, including the grant of a three-year warrant to purchase 112,500 shares of our common stock to a third party at an exercise price of $3.75 per share, valued at $252,000.  A total of $1,377,000 was included in debt offering costs and is being amortized over the term of the note.

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

The Amended and Restated Note, dated December 23, 2010, is a senior, unsecured note that matures in three years from the closing and bore interest at an annual rate of 6.25%, payable semi-annually.  We paid the first year’s interest of approximately $344,000 at the closing.  The Amended and Restated Note is convertible into shares of common stock at a conversion price of $1.35 per share, subject to adjustment.  The Amended and Restated Note is convertible in whole or in part at any time upon notice by Castlerigg to us.  The Amended and Restated Note also contains various restrictions, acceleration provisions and other standard and customary terms and conditions.  Two of our consolidated subsidiaries guaranteed our obligations under the Amended and Restated Note.

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

With the retirement of the Amended and Restated Note we recorded no aggregate derivative liability at December 31, 2012, however at the date of retirement we recorded a derivative valuation gain of $203,700, related to the conversion feature of the Amended and Restated Note to reflect the change in value of the aggregate derivative from December 31, 2011 to the date of retirement. The derivative value of $81,500 at the date of retirement was recorded as additional paid in capital.

We recorded an aggregate derivative liability of $285,200 at December 31, 2011, related to the conversion features of the Amended and Restated Note and the conversion feature and warrants related to the Original Note.  A derivative valuation gain of $2,322,200 was recorded during the year ended December 31, 2011 to reflect the change in value of the aggregate derivative.

The $6,180,816 value of the Amended and Restated Note at December 31, 2011 consists of $5,500,000 for the principal due of the note plus $680,816 for aggregate future interest due of which $171,875 is payable in 2012 and has been included in current debt obligations at December 31, 2011 and was retired pursuant to the 2012 Debt Restructuring noted above.

Accounts Receivable Purchase Agreements

During the year ended December 31, 2010 we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $775,000. During the year ended December 31, 2011 we remitted $100,000 of the principal balance plus accrued interest of $8,360 and converted the remaining $675,000 of principal balance plus $109,292 of accrued and unpaid interest into 1,307,153 shares of our common stock and warrants to purchase an additional 653,576 shares of our common stock. The warrants contain anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than $1.00 per share.  The current exercise price has been reset to $0.725 per share due to subsequent financings.

We recorded an aggregate derivative liability of $5,900 and $156,300 as of December 31, 2012 and 2011, respectively, related to the conversion feature of the note. A derivative valuation gain of $253,600 and $293,800, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011 and December 31, 2010, respectively.  The aggregate derivative liability of $5,900 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.36%, (ii) expected life (in years) of 3.20; (iii) expected volatility of 83.16%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

Bridge Loan

On December 28, 2011 we entered into a Note and Warrant Purchase and Security Agreement with seven individuals for an aggregate of $1,300,000 (“Bridge Loan”) to be used as working capital. The note bears an annual interest rate of 18%, payable monthly in cash.  Additionally, we granted to the holders of the Bridge Loan warrants with a five year term to purchase an aggregate of 357,500 shares of our common stock at an exercise price of $0.65.  The note was due on February 28, 2012, but the term was subsequently extended to the earlier of the date nine months from the original maturity date or the date we closed on an additional sale of our securities that resulted in gross proceeds to us of $12 million.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 per share. This note is collateralized by a security interest in all of our accounts receivable

In connection with the Bridge Loan, we paid an $84,500 placement fee and issued warrants to purchase 65,000 shares of our common stock at an exercise price of $0.65 per share and subsequently reset to $0.53, to our investment banker for services in completing the above transaction and paid a $3,000 escrow fee to the Escrow Agent in exchange for holding the funds prior to their disbursement to us.

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

On July 13, 2012 the $900,000 principal balance was retired and was included as part of the 2012 Convertible Note (as described below) and recorded a (i) $93,661 loss on extinguishment of debt related to the remaining un-accreted portion of the note and (ii) $53,160 expense related to unrecognized offering costs, at the time of retirement.

At December 31, 2012 we recorded an aggregate derivative liability of $7,400 related to the reset provision for the original and placement warrants issued. A derivative valuation gain of $136,300 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2011.  The aggregate derivative liability of $7,400 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.54%, (ii) expected life (in years) of 4.0; (iii) expected volatility of 82.55%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

At December 31, 2012 we recorded an aggregate derivative liability of $7,200 related to the reset provision for the warrants issued for an extension of the maturity date.  A derivative valuation gain of $89,325 was recorded to reflect the change in value of the aggregate derivative liability from the time the warrants were issued.  The aggregate derivative liability of $7,200 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.54%, (ii) expected life (in years) of 4.0; (iii) expected volatility of 82.55%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

The principal value of the note was being accreted over the amended term of the obligation, for which $106,723 and 7,041 were included in interest expense for the years ended December 31, 2012 and 2011, respectively.  The note bore an 18% annual interest rate, and for the years ended December 31, 2012 and 2011, $100,899 and $2,564, respectively were included in interest expense.

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

The 3% fee mention above was recorded as interest expense and or the years ended December 31 2012 and 2011, $63,000 and $42,000 were included, respectively.

Note 6 – Investment in Interact Devices, Inc (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became an initial part of the CodecSys technology.

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI shares of our common stock and cash in exchange for approximately 50,127,218 shares of the common stock of IDI. Since May 18, 2004, we have acquired additional common share equivalents IDI. During the year ended December 31, 2012 we did not acquire any IDI share equivalents. During the year ended December 31, 2011 we acquired 414,172 IDI common share equivalents in exchange for 27,611 shares of our common stock valued at $10,760. As of December 31, 2012, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of December 31, 2012 and 2011, we have advanced an aggregate amount of $3,347,255 and $3,126,772 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 7 – Operating Leases

Our executive offices are located at 7050 Union Park Avenue, Suite 600, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a 39-month lease, the term of which ends January 31, 2015.  The lease covers approximately 13,880 square feet of office space leased at a rate of $23,049 per month.  We occupy a production studio located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, which consists of approximately 7,500 square feet on a month to month basis, at the rate of $7,000 per month plus utilities. We have no other properties.  We recognized rent expense of approximately $352,789 and $463,694, in 2012 and 2011, respectively.

We also lease copy machines on multi-year leases that expire in March 2014 at a minimum rate of $655 per month.

Future minimum payments under non-cancelable operating leases at December 31, 2012 are as follow:

2013	$284,447
2014	278,552
2015	23,049
$586,048

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

Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2012:

	2011	2012
Deferred tax assets
NOL carry-forward	$23,862,500	$25,881,900
General business credit carry-forwards	1,147,000	1,158,900
Deferred compensation	83,500	78,500
Allowance for doubtful accounts	21,000	31,600
Deferred tax liabilities
Depreciation	(173,000)	61,700

Valuation allowance	(24,941,000)	(27,212,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010 and 2011 due to the following:

	2011	2012

Federal income tax (expense) benefit at statutory rates	$1,902,500	$1,831,600
State income tax (expense) benefit at statutory rates	280,000	269,300
Change in valuation allowance	(2,182,500)	(2,100,900)
	$-	$-

At December 31, 2012, the Company had net operating loss carry-forwards of approximately $66,364,000 that may be offset against future taxable income from the year 2013 through 2032.  No tax benefit has been reported in the December 31, 2011 and 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

Note 9 – Preferred and Common Stock

We have authorized two classes of stock, 20,000,000 shares of preferred stock with no par value and 180,000,000 shares of common stock with a $0.05 par value. No preferred stock has been issued, while 107,473,820 shares of common stock were issued and outstanding at December 31, 2012. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the year ended December 31, 2012, we issued 31,498,164 shares of our common stock as follows: (i) 24,816,000 related to our 2012 Equity Financing and Debt Restructuring, (ii) 5,600,000 for debt conversions and (iii) 1,082,164 for services rendered by consultants.

During the year ended December 31, 2011, we issued 1,897,503 shares of our common stock as follows: (i) 1,307,153 for debt to equity conversions, (ii) 372,272 for warrant exercises, (iii) 135,369 for interest instead of cash, (iv) 55,098 for employee option exercises and (v) 27,611 shares for conversion of IDI share equivalents.

Note 10 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at December 31, 2012 was 3,779,508.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 774,867 at December 31, 2012.

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

The fair values for the options granted in 2012 and 2011 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011
Risk free interest rate	1.65%	1.91%
Expected life (in years)	10.0	6.2
Expected volatility	78.97%	80.89%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of options granted during the years ended December 31, 2012 and 2011, was $0.27 and $0.61, respectively.

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

The fair values for the warrants granted in 2012 and 2011 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011
Risk free interest rate	1.16%	2.07%
Expected life (in years)	5.7	5.0
Expected volatility	82.79%	85.37%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants granted during the years ended December 31, 2012 and 2011, was $0.23 and $0.67, respectively.

Results of operations for the years ended December 31, 2012 and 2011 includes $283,692 and $2,262,540, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

For the year ended December 31, 2012 we recognized $283,692 of stock based compensation as follows: (i) $65,500 for 390,133 restricted stock units issued to 5 members of the board of directors, (ii) $833 for 50,000 options granted to 4 employees and (iii) $217,359 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

For the year ended December 31, 2011 we recognized $2,262,540 of stock based compensation expense as follows: (i) $1,544,000 for 1,400,000 restricted stock units issued to all 5 members of the board of directors, (ii) $124,000 for 200,000 restricted stock units issued to one employee, (iii) $364,000 for 600,000 options issued to one individual and one corporation for consulting services, (iv) $96,489 for 909,200 options granted to 43 employees, (v) $15,000 for 50,000 options granted to one member of our advisory board, (vi) $4,263 for 8,700 options granted to 15 of our non-employee installation technicians and (vi) $114,788 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2011.  Additionally, we issued (i) 221,758 warrants to our unsecured convertible note holder, (ii) 653,576 warrants related to our accounts receivable purchase agreements, (iii) 422,500 warrants related to our Bridge Loan. See Note 5. There were 400,000 warrants exercised in the year ending December 31, 2011.

The following table summarizes option and warrant activity during the years ended December 31, 2012 and 2011.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	20,442,170	1.13
Options granted	1,567,900	0.91
Warrants issued	1,697,834	0.68
Expired	(302,054)	18.67
Forfeited	(2,510,201)	0.08
Exercised	(455,098)	-

Outstanding at December 31, 2011	20,440,551	1.10
Options granted	50,000	0.37
Warrants issued	24,817,900	0.33
Expired	(252,669)	1.31
Forfeited	(1,658,919)	1.31
Exercised	-	-

Outstanding at December 31, 2012	43,396,863	$0.54

The following table summarizes information about stock options and warrants outstanding at December 31, 2012.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.17-0.95	39,583,684	4.36	$0.47	39,207,017	$0.47
1.00-1.59	3,306,679	3.20	1.04	3,248,146	1.04
2.25-4.00	506,500	3.34	2.62	506,500	2.62
$0.17-4.00	43,396,863	4.26	$0.54	42,961,663	$0.54

There were no options exercised in the year ended December 31, 2012 and 55,098 options were exercised in the year ended December 31, 2011. There was no intrinsic value of options and warrants available and exercisable for the years ended December 31, 2012 or 2011.

Restricted Stock Units

For the years ended December 31, 2012 and 2011, 390,133 and 1,600,000 restricted stock units were awarded, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule.  All of the restricted stock units vested during the year they were awarded.

The following is a summary of restricted stock unit activity for the years ended December 31, 2012 and 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2010	950,000	1.61
Awarded at fair value	1,600,000	1.04
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at December 31, 2011	2,550,000	1.25
Awarded at fair value	390,133	0.17
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at December 31, 2012	2,940,133	$1.11
Vested at December 31, 2012	2,940,133	$1.11

Included in stock based compensation for the year ended December 31, 2012, was $65,500 for 390,133 restricted stock units issued to all 5 members of the board of directors, all of which were recorded in general and administrative expense.

Included in stock based compensation for the year ended December 31, 2011, was $1,668,000 as follows; (i) $1,544,000 for 1,400,000 restricted stock units issued to all 5 members of the board of directors, (ii) $124,000 for 200,000 restricted stock units issued to one employee, all of which were recorded in general and administrative expense.

The impact on our results of operations for recording stock-based compensation for the years ended December 31, 2012 and 2011 is as follows:

	For the years ended
	December 31,
	2012	2011
General and administrative	$185,478	$2,043,386
Research and development	98,214	219,154

Total	$283,692	$2,262,540

Total unrecognized stock-based compensation was $180,732 at December 31, 2012, which we expect to recognize over the next three years in accordance with vesting provisions as follows:

2013	$118,127
2014	62,038
2015	567
Total	$180,732

Note 11 – Equipment Financing

On August 27, 2009, we completed an equipment lease financing transaction with a financial institution.  Pursuant to the financing, we entered into various material agreements with the financial institution. These agreements are identified and summarized below.

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we sold to the financing institution certain telecommunications equipment to be installed at 1,981 (subsequent additional locations have increased the customer’s network to an aggregate of approximately 2,100 locations) of our customer’s retail locations in exchange for a one-time payment of $4,100,670 by the financial institution. We paid to the financial institution 36 monthly lease payments of approximately $144,000 plus applicable sales taxes. We had the right to terminate the lease after making 33 payments for a termination fee of the higher of approximately 10% of the original equipment value (approximately $410,000) or the then “in-place fair market value” after which payment we would own all of the equipment. We gave timely notice of exercise of this option. We are currently a party to a lawsuit to determine if the “in-place fair market value” exceeds the 10% of the original lease value and by what amount.  We contend that the three payments made subsequent to the notice exercising our right to purchase constitute full payment for the equipment. The equipment broker contends that we owe an additional amount.  Our accounting records reflect that the capital lease has been retired and the equipment has been fully depreciated.

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease.

During 2012 we had made lease payments totaling approximately $1,125,588 of which $1,067,649 was applied toward the outstanding lease and $57,939 was included in interest expense. Included in the $1,125,588 is approximately $422,100 paid toward the in place fair market value. Additionally during the year ended December 31, 2012 we made payments of $140,700 into an escrow account held by the court pending resolution of our dispute. For the year ending December 31, 2012, we expensed the final $33,512 of our lease acquisition fee of $150,792 which was being recognized over the life of the lease included in interest expense.

During 2011 we had made lease payments totaling approximately $1,688,382 of which $1,423,528 was applied toward the outstanding lease and $264,854 was included in interest expense. Additionally, we expensed $50,268 of our lease acquisition fee of $150,792 which is being recognized over the life of the lease included in interest expense for the year ended December 31, 2011.

Note 12 – Fair Value Measurements

We adopted ASC Topic 820 as of January 1, 2008 for financial instruments measured at fair value on a recurring basis.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2012:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	--	--	--	--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$1,191,269	$--	$--	$1,191,269
Total liabilities measured at fair value	$1,191,269	$--	$--	$1,191,269

(1)	See Notes 4 & 5 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2011	$(3,760,200)
Total gains or losses (realized and unrealized)
Included in net income	8,829,748
Valuation adjustment	--
Purchases, issuances, and settlements, net	(6,260,817)
Transfers to Level 3	--
Balance at December 31, 2012	$(1,191,269)

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

Note 13 – Retirement Plan

We have implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan, subject to IRS Code Section 415 limitations. We match contributions up to 100% of the first 3% of a participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2012 and 2011, we made matching contributions totaling $99,761 and $90,453, respectively.

Note 14 – Legal Proceedings

We have pending legal matters.  We have a judgment rendered against us in a lawsuit, the total amount in dispute in which is approximately $130,000.

On July 27, 2012, CTC Resources Inc. dba U.S. Media Capital (“CTC”) filed a lawsuit in the Third Judicial District Court in and for Salt Lake City, State of Utah against ACC Capital Corporation (“ACC”), Loni L. Lowder and the Company (the “CTCD Lawsuit”) asserting claims for relief for breach of contract against ACC, breach of fiduciary duty and fraud against ACC and Mr. Lowder and civil conspiracy against ACC, Mr. Lowder and the Company, and seeking injunctive relief and constructive trust as to all defendants as well as money damages.  On October 9, 2012, we filed our answer as well as a cross claim against ACC seeking declaratory relief as to the price to be paid by us for the leased equipment and specific performance against ACC.  On January 7, 2013 in a hearing relative to a temporary injunction previously granted by the Court, the Court took testimony and heard arguments from the parties on the matter and the Court and the parties agreed that a trial would be unnecessary.  Both parties submitted briefs regarding the law and summarizing the testimony elicited at the hearing.  The Court’s judgment rendered on February 25, 2013 vacated the parties’ joint appraisal and required that the parties jointly secure another appraisal for the equipment, the results of which will be binding on the parties.  We have paid $424,500 toward the purchase price of the equipment, which we believe satisfies our payment obligation, but pursuant to a restraining order we sought to prevent the lessor from contacting our customer as of March 26, 2013 we have escrowed an aggregate of $425,100 with the Court and have a current obligation to continue making monthly escrow payments in the amount of $141,700 pending a decision in the matter.

Note 15 – Liquidity

Broadcast experienced negative cash flow used in operations during the year of $3,362,785 compared to negative cash flow used in operations for the year ended December 31, 2011 of $5,164,437. Our current monthly excess of cash expenses over income is approximately $300,000 per month. During  2012 the decreased in negative cash flow was realized primarily through a reduction in the number of employees by approximately 40%, with more reductions scheduled, as well as additional  expense reduction actions including reducing sales and general and administrative expenses.  In addition, we have commenced an initiative designed to satisfy accounts payable through the issuance of common stock, which will further decrease our need for cash.  We have to date received verbal and/or written commitments to accept partial payments and/or stock in full satisfaction of at least $600,000 of current payables and indebtedness.

The negative cash flow was met by cash reserves from the completion of the 2012 Equity Financing and the issuance of the 2012 Convertible Debt in the total amount of $3,050,000, which included $900,000 of Bridge Loan indebtedness that was converted to the 2012 Convertible Debt. In addition, we received $400,000 in January, 2013. We have commitments from current debt holders to fund up to an additional $1.550 million of our 2012 Convertible debt to offset future negative cash flow.  We expect to continue to experience negative operating cash flow as long as we continue our current expenditures related primarily to bringing CodecSys products to market, continue our development of CodecSys or until we begin to receive licensing revenue from sales of CodecSys proprietary software or increase sales in our network division by adding new customers.  We are actively pursuing potential customers to replace lost revenues when the BofA contract expires.

Note 16 – Supplemental Cash Flow Information

2012

•
During the year ended December 31, 2012 we issued 586,164 shares our common stock, valued at $222,742 to a placement agency for services rendered related to our 2012 Equity Financing and Debt Restructuring agreement

•
During the year ended December 31, 2012, we issued 496,000 shares of our common stock valued at $177,313 to two consultants and one corporation of which (i) 250,000 shares was in consideration for cancellation of a warrant issued for consulting services rendered and (ii) 246,000 was for consulting services rendered.

•
During the year ended December 31, 2012, we recognized $1,024,754 in depreciation and amortization expense from the following: (i) $466,606 related to cost of sales for equipment used directly by or for customers, (ii) $547,997 related to equipment other property and equipment, and (iii) $10,151 for patent amortization.

•
For the year ended December 31, 2012, an aggregate non-cash expense of $941,225 was recorded for the accretion of our convertible notes of which (i) $501,166 was for the accretion of our 2012 Secured Convertible Note (ii) $333,336 was related to our unsecured convertible note and (iii) $106,723 was for our bridge loan.

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

•
In March 2011, we granted to the holder of our senior unsecured convertible note a warrant to acquire 400,000 shares of our common stock at an exercise price of $.05 per share in consideration of a waiver of the holder’s reset provision that allowed us to convert certain short terms loans to equity without causing an adjustment in the conversion price of our senior note.  The warrants had a 5-year life from the date of grant, contained full-ratchet anti-dilution price protection provisions and were valued at $404,000 using a Black Scholes pricing model on the date of grant. During the year ended December 31, 2011, the warrant holder exercised these warrants using a cashless provision resulting in the company issuing 372,272 shares of our common stock

We paid no cash for income taxes during the years ended December 31 2012 and 2011.

Note 17 – Subsequent Events

           During January 2013, we sold additional convertible promissory notes in the principal amount of $425,000 on our 2012 Convertible Note offering due on July 13, 2013.  The notes are convertible at $.25 per share and are secured by all of our assets.  In addition, we issued warrants to acquire up to 850,000 shares of our common stock to the holders of the notes.  The warrants have a five year life and are exercisable at $.25 per share.

In March 2013 we issued 258,553 shares of common stock to a former director in settlement of his Restricted Stock Units.  In addition, we issued to him 200,000 shares of common stock in satisfaction of unpaid director’s fees of $15,000.

In March 2013 we granted Restricted Stock Units to four of our directors in satisfaction of unpaid director’s fees of $51,500.  The Restricted Stock Units may be settled by the issuance of 686,667 shares of our common stock at the time the directors retire from the board.

On January 7, 2013 we entered into a Merger Agreement with AllDigital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the second quarter of 2013.  On February 8, 2013, All Digital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology and intellectual property, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 All Digital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 for the remainder of the alleged defects to be cured or waived

Pursuant to the January 6, 2013 Amendment and Settlement Agreement with each of Mr. Tiede and Mr. Solomon, their respective employment agreements were modified and we agreed to issue each of Mr. Tiede and Mr. Solomon 529,100 shares of common stock if they were terminated by us at any time following January 6, 2013.  All other termination benefits and severance benefits for Mr. Tiede and Mr. Solomon, were terminated as of January 6, 2013. We had an obligation as of March 6, 2013 to issue to each of them 529,100 shares of common stock.

Exhibit Index

(a)           Exhibits

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, by and among Broadcast International, Inc., AllDigital, Inc., and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013.

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

10.29
Form of Voting Agreement, dated January 6, 2013, by and among AllDigital, Inc. and certain stockholders of Broadcast International, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.30
Form of Voting Agreement, dated January 6, 2013, by and among Broadcast International, Inc. and certain stockholders of AllDigital, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.31
Professional Services Agreement, dated January 6, 2013, by and between AllDigital, Inc. and Broadcast International, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.32*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and Rodney Tiede.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.33*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and James E. Solomon. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.34*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and Steve Jones. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

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