Form 10-Q
period 2013-03-31
BROADCAST INTERNATIONAL INC
filed 2013-05-14
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 8, 2013
Common Stock, $.05 par value	107,932,373 shares

Broadcast International, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2013
		(Unaudited)
ASSETS:
Current Assets
Cash	$394,342	$656,918
Restricted cash	140,700	425,100
Trade accounts receivable, net	821,608	417,995
Inventory	306,296	290,684
Prepaid expenses	90,067	75,966
Total current assets	1,753,013	1,866,663
Property and equipment, net	572,107	477,613
Other Assets, non current
Debt offering costs	42,176	22,709
Patents, net	120,928	158,783
Deposits and other assets	196,292	118,391
Total other assets, non current	359,396	299,883

Total assets	$2,684,516	$2,644,159

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$2,293,470	$2,595,516
Payroll and related expenses	363,568	153,388
Other accrued expenses	299,728	459,793
Unearned revenue	51,335	24,869
Current portion of notes payable (net of discount of $947,994 and $614,091, respectively)	3,102,006	3,860,909
Derivative valuation	1,191,269	1,984,784
Total current liabilities	7,301,376	9,079,259
Long-term Liabilities
Long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	7,301,376	9,079,259
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 107,473,820 and 107,932,373 shares issued as of December 31, 2012 and March 31, 2013, respectively	5,373,691	5,396,619
Additional paid-in capital	99,594,490	99,640,885
Accumulated deficit	(109,585,041)	(111,472,604)
Total stockholders’ deficit	(4,616,860)	(6,435,100)

Total liabilities and stockholders’ deficit	$2,684,516	$2,644,159

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2012	2013

Net sales	$1,745,097	$1,480,569
Cost of sales	1,245,492	777,569
Gross profit	499,605	703,000

Operating expenses:
Administrative and general	1,329,281	986,209
Selling and marketing	516,399	137,469
Research and development	556,567	225,374
Depreciation and amortization	162,632	95,864
Total operating expenses	2,564,879	1,444,916
Total operating loss	(2,065,274)	(741,916)

Other income (expense):
Interest income	--	--
Interest expense	(342,728)	(533,785)
Gain on derivative valuation	1,629,325	(735,115)
Debt conversion costs	(1,076,473)	--
Gain (loss) on extinguishment of debt	1,672,575	69,087
Gain on disposition of assets	159	50,000
Other income (expense), net	(3,061)	4,166
Total other income (expense)	1,879,797	(1,145,647)

Loss before income taxes	(185,477)	(1,887,563)
Provision for income taxes	--	--
Net loss	$(185,477)	$(1,887,563)

Net loss per share – basic & diluted	$(0.00)	$(0.02)

Weighted average shares – basic & diluted	81,140,958	107,667,431

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2013
Cash flows from operating activities:
Net loss	$(185,477)	$(1,887,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360,937	97,031
Common stock issued for services	137,500	--
Accretion of discount on convertible notes payable	130,454	392,303
Stock based compensation	96,165	2,824
Gain on sale of assets	(159)	(50,000)
Gain on extinguishment of debt	(1,672,575)	(69,087)
Gain (loss) on derivative liability valuation	(1,629,325)	735,115
Warrants issued and expensed for issuance costs	1,076,473	--
Allowance for doubtful accounts	(3,098)	23,080
Changes in assets and liabilities:
Decrease in accounts receivable	280,443	430,533
Decrease (increase) in inventories	(272,448)	15,612
Decrease in debt offering costs	25,998	19,467
Decrease in prepaid and other assets	102,670	51,610
Increase in accounts payable and accrued expenses	370,657	387,517
Increase (decrease) in deferred revenues	1,828	(26,466)

Net cash provided by (used in) operating activities	(1,179,957)	121,976

Cash flows from investing activities:
Purchase of equipment	(103,866)	--
Proceeds from the sale of assets	700	--

Net cash used by investing activities	(103,166)	--

Cash flows from financing activities:
Proceeds from equity financing	6,050,000	425,000
Principal payments on debt	(3,338,581)	--
Equity issuance costs	(776,483)	--
Increase in restricted cash	--	(284,400)
Payments for debt extinguishment costs	(275,041)	--

Net cash provided by financing activities	1,659,895	140,600

Net increase in cash	376,772	262,576

Cash beginning of period	961,265	394,342

Cash end of period	$1,338,037	$656,918

Supplemental disclosure of cash flow information:
Interest paid	$189,161	$400
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2013

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2012 and March 31, 2013 and the results of operations for the three months ended March 31, 2012 and 2013, respectively, with the cash flows for each of the three months ended March 31, 2012 and 2013, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Note 2 - Reclassifications

Certain 2012 financial statement amounts have been reclassified to conform to 2013 presentations.

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

As we experienced net losses during the three month periods ending March 31, 2013 and 2012, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 43,711,269 and 38,273,682, shares of common stock at prices ranging from $0.25 to $4.00 and $0.35 to $11.50 per share were outstanding at March 31, 2013 and 2012, respectively. Additionally, restricted stock units of 3,368,247 and 2,550,000 were outstanding at March 31, 2013 and 2012, respectively. Furthermore, the Company had convertible debt that was convertible into 17,900,000 and 4,000,000 shares of common stock at March 31, 2013 and 2012, respectively that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at March 31, 2013 was 3,981,278.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 88,200 at March 31, 2013.

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

The fair values for the options granted for the three months ended March 31, 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2012
Risk free interest rate	1.82%
Expected life (in years)	10.0
Expected volatility	77.78%
Expected dividend yield	0.00%

The weighted average fair value of options granted during the three months ended March 31, 2012 was $0.37. There were no options granted during the three months ended March 31, 2013.

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

The fair values for the warrants issued for the three months ended March 31, 2013 and 2012 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Risk free interest rate	0.65%	1.32%
Expected life (in years)	4.42	5.99
Expected volatility	90.68%	82.67%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the three months ended March 31, 2013 and 2012 was $0.05 and $0.27, respectively.

Results of operations for the three months ended March 31, 2013 and 2012 includes $2,824 and $96,165, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

The $2,824 non-cash stock-based compensation expense for the three months ended March 31, 2013 was from the vesting of unexpired options and warrants issued prior to January 1, 2013.

Included in the $96,165 non-cash stock-based compensation expense for the three months ended March 31, 2012 are $683 for 30,000 options granted to 2 employees and $95,482 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

The impact on our results of operations for recording stock-based compensation for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
General and administrative	$2,824	$59,130
Research and development	--	37,035

Total	$2,824	$96,165

Due to unexercised options and warrants outstanding at March 31, 2013, we will recognize an aggregate total of $107,081 of compensation expense over the next two years based upon option and warrant award vesting parameters as shown below:

2013	$64,325
2014	42,756
Total	$107,081

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2013.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2012	43,396,863	$0.54
Options granted	--	--
Warrants issued	850,000	0.25
Expired	(338,094)	0.55
Forfeited	(197,500)	0.72
Exercised	--	--

Outstanding at March 31, 2013	43,711,269	$0.49

The following table summarizes information about stock options and warrants outstanding at March 31, 2013.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.25-0.95	40,231,914	4.10	$0.42	39,993,581	$0.42
1.00-1.59	2,972,855	3.29	1.04	2,914,322	1.04
2.25-4.00	506,500	3.10	2.62	506,500	2.62
$0.25-4.00	43,711,269	4.03	$0.49	43,414,402	$0.49

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule.  During the three months ended March 31, 2013, 686,667 restricted stock units valued at $51,500 were awarded to five members of our board of directors for services rendered during the year ended 2012.  One member of our board of directors settled 258,553 restricted stock units at the conclusion of his board participation during the three months ended March 31, 2013.  The value of the units awarded had been expensed as directors fees in the year ended December 31, 2012.  For the three months ended March 31, 2012 no restricted stock units were awarded.

The following is a summary of restricted stock unit activity for the three months ended March 31, 2013.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	2,940,133	$1.11
Awarded at fair value	686,667	0.08
Canceled/Forfeited	--	--
Settled by issuance of stock	(258,553)	0.82
Outstanding at March 31, 2013	3,368,247	$0.92
Vested at March 31, 2013	3,368,247	$0.92

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At March 31, 2013 and December 31, 2012, we had bank balances of $357,921 and $38,847, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation. In addition we have restricted cash of $425,100, which represents a deposit to the Utah District Court, which is held pending the outcome of our litigation with our equipment lessor.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $417,995 and $821,608 net accounts receivable for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, were (i) $505,918 and $856,462 for billed trade receivables, respectively; (ii) $14,818 and $44,478 of unbilled trade receivables (iii) $1,479 and $1,808 for employee travel advances and other receivables, respectively; less (iv) ($104,220) and ($81,140) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of March 31, 2013, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 for the three months ended March 31, 2013 and 2012. Estimated amortization expense, if all patents were issued at the beginning of 2012, for each of the next five years is as follows:

Year ending December 31:
2013	$11,343
2014	10,121
2015	10,121
2016	10,121
2017	10,121

Long-Lived Assets

We review our long-lived assets, including patents, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. After our review at March 31, 2013 it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $225,374 and $556,567 of research and development costs for the three months ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013 and 2012, we had the same customer that individually constituted 91% and 87%, respectively of our total revenues.

Our largest customer initially signed a three-year agreement which has now expired, although we did receive a contract extension through May 31, 2013 to continue to provide services. Unless we can replace that customer with another similarly large customer or customers, revenues will decline substantially, which will harm our business.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the three months ended March 31, 2013 and year ended December 31, 2012 was as follows:

	December 31, 2012	March 31, 2013

2012 Secured Convertible Notes	$2,428,166	$3,103,735
Unsecured Convertible Note	673,840	757,174
Total	3,102,006	3,860,909
Less Current Portion	(3,102,006)	(3,860,909)
Total Long-term	$--	$--

2012 Secured Convertible Notes

We engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”). As of March 31, 2013 we have issued notes having an aggregate principal value of $3,475,000 as explained below.  The notes are due and payable on or before July 13, 2013.  The notes bear interest at 12% per annum and may convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.

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

In January 2013, we continued sales of convertible debt under the 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $425,000, issued warrants to acquire 850,000 shares of our common stock to; (i) one member of our Board of Directors, (ii) three individuals and (iii) two companies.

The notes and warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued on the dates issued using a Black-Scholes pricing model.

We recorded an aggregate derivative liability of $179,300 as of March 31, 2013, related to the conversion feature of the note. A derivative valuation loss of $104,800 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012.  The aggregate derivative liability of $179,300 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.07%, (ii) expected life (in years) of 0.30; (iii) expected volatility of 175.61%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

We recorded an aggregate derivative liability of $345,800 as of March 31, 2013, related to the warrant reset provision. A derivative valuation loss of $162,800 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012.  The aggregate derivative liability of $345,800 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.67%, (ii) expected life (in years) of 4.30; (iii) expected volatility of 91.86%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

The principal value of the secured convertible notes is being accreted over the term of the obligation, for which $308,968 was included in interest expense for each the three months March 31, 2013.  The notes bear a 12% annual interest rate for which $98,861 was included in interest expense for the three months ended March 31, 2013.

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

We recorded an aggregate derivative liability of $99,800 and $655,000 as of March 31, 2013 and 2012, respectively, related to the conversion feature of the note. A derivative valuation loss of $53,400 and $355,000, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $99,800 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.14%, (ii) expected life (in years) of 0.8; (iii) expected volatility of 142.68%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $83,334 was included in interest expense for each the three months March 31, 2013 and 2012. The note bears an 8% annual interest rate payable semi-annually, and for each the three months ended March 31, 2013 and 2012, $20,000, was included in interest expense.

Senior Unsecured 6.25% Convertible Note

On December 24, 2007, we entered into a securities purchase agreement in which we raised $15,000,000 (less $937,000 of prepaid interest).  We used the proceeds from this financing to support our CodecSys commercialization and development and for general working capital purposes.  Pursuant to the financing, we issued a senior secured convertible note in the principal amount of $15,000,000 (which principal amount has been increased as discussed below).The senior secured convertible note was originally due December 21, 2010, but was amended, restated and extended to December 21, 2013 and was subsequently retired as discussed below.

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

Accounts Receivable Purchase Agreements

During the year ended December 31, 2010 we entered into two Accounts Receivable Purchase Agreements with one individual for an aggregate amount of $775,000. During the year ended December 31, 2011 we remitted $100,000 of the principal balance and converted the remaining $675,000 of principal balance plus accrued and unpaid interest into 1,307,153 shares of our common stock and warrants to purchase an additional 653,576 shares of our common stock. The warrants contain anti-dilution price protection provisions in the event the Company issues stock or convertible debt with a purchase price or conversion price less than $1.00 per share.  The current exercise price has been reset to $0.725 per share due to subsequent financings.

We recorded an aggregate derivative liability of $13,400 and $92,500 as of March 31, 2013 and 2012, respectively, related to the warrant reset provision.  A derivative valuation loss of $7,500 and a derivative valuation gain of $63,800, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $13,400 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.36%, (ii) expected life (in years) of 3.0; (iii) expected volatility of 95.93%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

2011 Bridge Loan

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

We recorded an aggregate derivative liability of $13,000 and $80,300 as of March 31, 2013 and 2012, respectively, related to the reset provision for the original and placement warrants issued.  A derivative valuation loss of $5,600 and a derivative valuation gain of $63,400, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $13,000 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.57%, (ii) expected life (in years) of 3.7; (iii) expected volatility of 91.23%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

We recorded an aggregate derivative liability of $10,800 and $54,500 as of March 31, 2013 and 2012, respectively, related to the reset provision for the warrants issued for an extension of the maturity date.  A derivative valuation loss of $3,600 and a derivative valuation gain of $42,025, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $10,800 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.54%, (ii) expected life (in years) of 3.7; (iii) expected volatility of 91.23%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

The principal value of the note was being accreted over the amended term of the obligation, for which $47,120 was included in interest expense for the three months ended March 31, 2012.  The note bore an 18% annual interest rate and for the three months ended March 31, 2012, $54,741 was included in interest expense.

Equipment Purchase and Sale Agreement

In October 2011, we entered into an Equipment Purchase and Sale Agreement with a Utah corporation whereby we use the funds advanced to purchase certain electronic receiving and digital signage equipment along with installation costs.  A 3% fee is due each month the amount remains outstanding.  At December 31, 2011 we had an outstanding amount owed of $700,000 plus accrued unpaid interest.

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

The 3% fee mention above was recorded as interest expense for which $63,000 was included for the three months ended March 31 2012.

Note 7 – Equity Financing and the Debt Restructuring

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

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 23, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of our securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $0.35 per share; and (2) The “B” Warrant will not be exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, grants the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event shall the number of shares to be issued under the B Warrant cause us to exceed the number of authorized shares of common stock. The shares in excess of our authorized shares that would have been issuable under the B Warrant shall be “net settled” by payment of cash in an amount equal to the number of shares in excess of the authorized common shares multiplied by the closing price of our common stock as of the trading day immediately prior to the applicable date of the exercise of such B Warrant.  A majority of the holders of the B Warrants agreed in December 2012 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants with the result that the B Warrants may now be extinguished through notice to the Warrant Holders.

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

	Common Shares Issued	Number of A Warrants	Value of A Warrants	Value of B Warrants	Total Warrant Value
Investors	24,816,000	12,408,000	$693,444	$39,387	$732,831
Bridge Loan Conversion	1,600,000	800,000	44,710	2,539	47,249
Equipment Finance Conversion	2,000,000	1,000,000	55,887	3,174	59,061
Agency	--	4,262,400	238,212	13,531	251,743
Total	28,416,000	18,470,400	$1,032,253	$58,631	$1,090,884

We recorded an aggregate derivative liability of $1,090,884 and $4,662,644 as of March 31, 2013 and 2012, respectively, related to the reset feature of the A warrants and the B warrants mentioned above. A derivative valuation loss of $333,415 and a derivative valuation gain of $361,400 were recorded to reflect the change in value of the aggregate derivative liability from December 31, 2012 and the time the warrants were first issued, respectively.  The aggregate derivative liability of $1,090,884 was calculated as follows: (1) $1,032,253 for the reset feature of the A warrants using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.77%, (ii) expected life (in years) of 5.0; (iii) expected volatility of 93.03%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10 and (2) $58,631 for the B warrants using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach.

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

We recorded an aggregate derivative liability of $231,800 and $1,625,000 as of March 31, 2013 and 2012, respectively, related to the reset feature of the warrants issued under the Placement Agency Agreement. A derivative valuation loss of $122,400 and derivative valuation gain $1,250,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $231,800 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.36%, (ii) expected life (in years) of 2.7; (iii) expected volatility of 98.02%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

Note 8 – Liquidity and Capital Resources

At March 31, 2013, we had a cash balance of $656,918, total current assets of $1,866,663, total current liabilities of $9,079,259 and total stockholders' deficit of $6,435,100.  Included in current liabilities is $1,984,784 relating to the value of the embedded derivatives for our 2012 Senior Secured Convertible Note, our unsecured convertible note and warrants outstanding granted to investors in the 2012 Senior Secured Convertible Note issuances and the 2012 and 2010 Equity Financings.

We experienced positive cash flow from operations during the fiscal quarter ended March 31, 2013 of $121,976 compared to negative cash flow used in operations for the quarter ended March 31, 2012 of $1,179,957. We received proceeds from the issuance of our 2012 Senior Secured Convertible Note financing of $425,000 during the quarter that was used to pay ongoing expenses of operations and accounts payable.  We expect to experience negative operating cash flow at such time as the contract with our largest customer expires at the end of May, 2013 unless we increase our sales and/or licensing revenue.  During the quarter, we decreased our negative cash flow through a continued reduction in the number of employees, as well as additional expense reduction actions including reducing sales and general and administrative expenses.

We have initiated discussions with various of our accounts payable vendors to settle some of our accounts payable for less than face value in exchange for a payment in cash and/or issuance of common stock.  After the end of the quarter we were able to enter into agreements to discount our payables by approximately $800,000 through the payment of cash and issuance of stock.

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  The $750,000 was discounted by $45,000 and we received net proceeds from the accounts receivable factoring of $705,000.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  Accordingly we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In January 2013 we entered into a Merger Agreement with AllDigital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the second quarter of 2013.  On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, the parties entered into an amendment to the Merger Agreement which provides that either party may (i) terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of March 31, 2013, we had issued notes with an aggregate principal value of $3,475,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of March 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire a total of 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering.

Our monthly operating expenses, since our expense reductions including that for CodecSys technology research and development expenses, no longer exceeds our monthly net sales.  However, at the end of May when our largest contract expires our revenues will be significantly reduced to the point where if we do not locate new customers our ability to continue without additional adjustments and expense reductions will be negatively impacted. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect that our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of CodecSys technology, and (iv) operational efficiencies to be obtained through the merger will AllDigital.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2013:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	$--	$--	$--	$--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$1,984,784	$--	$--	$1,984,784
Total liabilities measured at fair value	$1,984,784	$--	$--	$1,984,784

(1) See Notes 6 & 7 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2013.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2012	$(1,191,269)
Total gains or losses (realized and unrealized)
Included in net loss	(735,115)
Valuation adjustment	--
Purchases, issuances, and settlements, net	(58,400)
Transfers to Level 3	--
Balance at March 31, 2013	$(1,984,784)

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

During the year ended December 31, 2012 we included in our lease payments approximately $422,100 toward the in place fair market value. Additionally during the year ended December 31, 2012 and the three months ended March 31, 2013 we made payments of $140,700 and $284,400, respectively, into an escrow account held by the court pending resolution of our dispute.  The $425,100 payments made to the escrow account have been recorded as restricted cash on our balance sheet.

We also entered into a security agreement with the financial institution pursuant to which we granted a first priority security interest in the equipment, whether now owned or hereafter acquired, and in our customer service agreement and service payments thereunder during the term of the equipment lease.

During the three months ended March 31, 2012 we made lease payments totaling approximately $422,096 of which $388,581 was applied toward the outstanding lease with $33,515 included in interest expense.

Additionally, we recognized amortization of the lease acquisition fee of $12,567 which was included in interest expense for the three months ended March 31, 2012.

Note 11 – Interact Devices Inc. (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became an initial part of the CodecSys technology.

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI shares of our common stock and cash in exchange for approximately 50,127,218 shares of the common stock of IDI. Since May 18, 2004, we have acquired additional common share equivalents IDI.  As of March 31, 2013, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of March 31, 2013 we have advanced an aggregate amount of $3,389,686, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 12 – Employment Amendment and Settlement Agreements

Pursuant to the January 6, 2013 Amendment and Settlement Agreement with each of Mr. Tiede, Mr. Solomon, and a Senior Vice President their respective employment agreements were modified and we agreed to issue each individual 529,100 shares of common stock if they were terminated by us at any time following January 6, 2013.  All other termination benefits and severance were terminated as of January 6, 2013. We had an obligation as of March 6, 2013 to issue to each of them 529,100 shares of common stock.  As of March 31, 2013 these shares had not been issued, however an aggregate of $60,481 has been accrued representing the value of the benefits which will be exchanged for the shares.

Note 13 – Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) – Parents Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This Update indicates that when the reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. This should be done if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Partial sale guidance for an equity method investment that is a foreign entity still applies resulting in a pro rata portion of the cumulative translation adjustment being released to net income upon a partial sale of the equity method investment. This Update is effective prospectively for fiscal years beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. The Company doesn’t expect this Update to significantly impact its financials since it does not have any foreign entities. However, the guidance will be applied if it does occur.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The Update requires a company to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the following: 1) The amount the entity agreed to pay on the basis of its arrangement among its co-obligors and 2) Any additional amount the entity expects to pay on behalf of its co-obligors. This Update is effective retrospectively for fiscal years beginning after December 15, 2013 for public companies and after December 15, 2014 for non-public companies. The Company doesn’t expect this Update to impact its financials since it does not have any obligations from joint and several liability arrangements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The main purpose of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The Update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified in its entirety to net income. For those items not reclassified in its entirety to net income, a cross-reference to other disclosures providing information about those amounts.  Furthermore, information about amounts reclassified out of accumulated other comprehensive income must be shown by component. This Update is effective prospectively for reporting periods beginning after December 15, 2012 for public companies and after December 15, 2013 for non-public companies. The Company doesn’t expect this Update to impact its financials since it does not have any comprehensive income items.  However, if any are noted in the future, the appropriate disclosures will be incorporated.
.
In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main purpose of this Update is to clarify that the disclosures regarding offsetting assets and liabilities per ASU 2011-11 apply to derivatives including embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions that are offset or subject to a master netting agreement. Other types of transactions are not impacted. This Update is effective for fiscal years beginning on or after January 1, 2013 and for all interim periods within that fiscal year. The Company doesn’t expect this Update to impact the Company’s financials since it does not have instruments noted in the Update that are offset.

Note 14 – Supplemental Cash Flow Information

2013

For the three months ended March 31, 2013 we issued 458,553 shares of our common stock to one former member of our board of directors for services rendered of which (i) 258,553 was for the settlement of previously awarded restricted stock units and (ii) 200,000 valued at $15,000 for unpaid services rendered in 2012, which had been expensed and included in our accounts payable at December 31, 2012.

For the three months ended March 31, 2013 we awarded 686,667 restricted stock units issued valued at $51,500 to four members of our board of directors for services rendered in 2012. The value of these awards had been expensed and included in our Accounts Payable at December 31, 2012.

For the three months ended March 31, 2013 sold certain fully depreciated fixed asset satellite receiving equipment to our largest customer for $50,000 recorded which we recorded as gain on sale of assets.  The invoice for this sale was included in our accounts receivable until payment was received in May of 2013.

For the three months ended March 31, 2013 an aggregate non-cash expense of $392,303 was recorded for the accretion of notes payable as follows: (i) $83,334 for our unsecured convertible note and (ii) $308,969 for our 2011 secured convertible notes.

For the three months ended March 31, 2013, we recognized $97,031 in depreciation and amortization expense from the following: (i) $1,167 related to cost of sales for equipment used directly by or for customers, (ii) $93,326 related to other property and equipment, and (iii) $2,538 for patent amortization.

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

For the three months ended March 31, 2012, we recognized $360,937 in depreciation and amortization expense from the following: (i) $198,305 related to cost of sales for equipment used directly by or for customers, (ii) $160,094 related to other property and equipment, and (iii) $2,538 for patent amortization.

Note 15 – Subsequent Events

In April 2013, we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  The $750,000 was discounted by $45,000 and we received net proceeds from the accounts receivable factoring of $705,000.

On April 12, 2013, we entered into a Lease Termination Agreement with the land lord of our executive offices where in we agreed to terminate our current lease as of May 31, 2013.  This agreement contains a $100,000 termination fee to be paid at the rate of $16,667 per month beginning June 1, 2013 and continuing for 5 additional months.  We are currently evaluating the best options available for future office space.

On April 10, 2013, we entered into an amendment to the Merger Agreement with AllDigitial, which provides that either party may terminate the Merger Agreement upon 3 days notice, with or without cause, without liability and that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed.

We have initiated discussions with various of our accounts payable vendors to settle some of our accounts payable for less than face value in exchange for a payment in cash and/or issuance of common stock. After the end of the quarter we were able to enter into agreements to discount our payables by approximately $800,000 through the payment of cash and issuance of stock.

We were a judgment debtor in a lawsuit, the total amount in dispute was approximately $130,000.  We settled this obligation in April 2013 for a cash payment of $25,000.

We evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that need to be reported.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012:

•	consummation of pending merger agreement with AllDigital.

•	dependence on commercialization of our CodecSys technology;

•	our need and ability to raise sufficient additional capital;

•	uncertainty about our ability to repay our outstanding notes;

•	our continued losses;

•	delays in adoption of our CodecSys technology;

•	concerns of OEMs and customers relating to our financial uncertainty;

•	restrictions contained in our outstanding convertible notes;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	dependence on significant customers;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	factors affecting our common stock as a “penny stock;”

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, valuation of derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  Accordingly we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  On January 7, 2013, we entered into a Merger Agreement with AllDigital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the second quarter of 2013.  On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 for the remainder of the alleged defects to be cured or waived, which extension was further extended to May 8, 2013 .  On April 10, 2013, the parties entered into an amendment to the Merger Agreement which provides that either party may (i) terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed.

During 2009, we decreased certain of our development activities and expenses notwithstanding the need to refocus and develop our CodecSys technology on a different platform using a newly announced Intel operating chip.  Even with decreased engineering staff and certain related development employees, we were able to complete our video encoding system utilizing the Intel chip, prepare its CodecSys technology for installation on both the IBM and HP equipment platforms, and become certified by Microsoft as an approved software video encoding system for use by IPTV providers using Microsoft operating platforms.  On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. In 2011 we continued development of additional sales channel partners by integrating CodecSys on hardware manufactured and sold by Fujitsu, which has adopted CodecSys as its compression technology for use in its NuVolo cloud initiative and has commenced sales and marketing efforts including CodecSys as an integral part of the products.  We continue to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations have been made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP Fujitsu and Microsoft. In October 2011, we completed our first sale of CodecSys to a small cable operator in Mexico as part of its OTT product offering operating on Fujitsu hardware.  It is currently in operation and demonstrates that the CodecSys product offering does operate to its operating specifications in a working environment, which we believe will help in its sales and marketing efforts.

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. For the year ended December 31, 2012, we realized approximately $6,386,903 from this contract, which constituted approximately 85% of our revenues for the period.  For the year ended December 31, 2011, we realized approximately $7,540,025 in revenue from this contract, which contributed approximately 89% of our revenues for the year.  For the quarter ended March 31, 2013, we realized approximately $1,346,644 in revenue compared to $1,518,654 for the quarter ended March 31, 2012, which constituted 91% and 87% of our total revenues respectively. Because the customer has not selected us as its vendor after the contract expires in May 2013, our revenues will be substantially less after the contract terminates unless we can secure contracts which can replace the revenue lost from its largest customer.

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

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of March 31, 2013, we had issued notes with an aggregate principal value of $3,475,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (see Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of January 31, 2013 have issued additional short term debt with a principal amount of $1,225,000, from which we realized cash of $1,176,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire a total of 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering.

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  The $750,000 was discounted by $45,000 and we received net proceeds from the accounts receivable factoring of $705,000.

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

Results of Operations for the Three Months ended March 31, 2013 and March 31, 2012

Revenues

The Company generated $1,480,569 in revenue during the three months ended March 31, 2013.  During the same three-month period in 2012, the Company generated revenue of $1,745,097.  The decrease in revenue of $264,528 was due primarily to a decrease of $223,414 of system sales and installation fees, approximately 65% of which was related to work performed on the digital signage network of our largest customer due to decreased installations and onsite service as we transition away from serving that customer.  The revenue generated by our largest customer aggregated $1,346,644, which was $172,010 less than in the same quarter of 2012.  In the same period our studio and production fees decreased by approximately $43,343 which represents a decision to perform less of such services in the future.

The Company's largest customer’s sales revenues accounted for approximately 91% of total revenues for the quarter ended March 31, 2013 and 87% for the quarter ended March 31, 2012.  Any material reduction in revenues generated from our largest customer will harm the Company’s results of operations, financial condition and liquidity and since we will no longer be servicing this customer after May of this year we expect that our gross revenues will be substantially less than in the past.

Cost of Revenues

Costs of Revenues decreased by $467,923 to $777,569 for the three months ended March 31, 2013, from $1,245,492 for the three months ended March 31, 2012.  The decrease was primarily due to a decrease of $213,796 in our cost of equipment sales due to reduced activity for our largest customer, a decrease of $197,138 in depreciation and amortization expenses because assets used in servicing our largest client have been fully depreciated, and a decrease of $56,992 in our operations department expenses due primarily to a reduction of personnel in anticipation of losing our largest customer.  With the cost containment measures we implemented in view of our decreasing revenues in coming quarters, the gross margin from our operating activities, increased by $203,395 to $703,000 for the quarter.

Expenses

General and Administrative expenses for the three months ended March 31, 2013 were $986,209 compared to $1,329,281 for the three months ended March 31, 2012.  The decrease of $343,072 resulted primarily from a decrease in employee and related costs of $198,601 due to a reduction in staff and salary deductions, a reduction of $176,963 in consulting expenses, a reduction of $78,258 in travel related expenses and a decrease of expenses incurred for the issuance of options and warrants of $56,305. The overall decrease was partially offset by an increase of $131,932 in legal expenses related primarily to the proposed merger with Alldigital and $86,670 in consulting expenses also related primarily to the pending merger. Research and development in process decreased by $331,193 for the three months ended March 31, 2013 to $225,374 from $556,567 for the three months ended March 31, 2012, primarily due to a reduction in tradeshow, conventions and travel related expense of $99,965 demonstrating reduced activity before the pending merger, a reduction of $88,731 in consulting fees due to decreased development activities, a reduction of $50,021 in employee and related expenses due to reductions of development personnel and a reduction of $49, 086 in temporary help resulting from decreased development work being done.  Sale and marketing expenses decreased by $378,930 primarily due to a reduction of employee and related costs of $205,814 and a reduction of $146,799 in tradeshow and related travel expenses reflecting the general reduction in staff and emphasis in anticipation of the pending merger.

Interest Expense

For the three months ended March 31, 2013, the Company incurred interest expense of $533,785 compared to interest expense for the three months ended March 31, 2012 of $342,728.  The increase of $191,057 resulted primarily from interest recorded of $407,830 in 2013 related to the issuance of our 2012 convertible debt in 2012 and 2013 that was not outstanding during the quarter ended March 31, 2012.  The increase in interest expense was partially offset by a decrease of $101,860 in interest related to our 2011 Bridge Note that was retired in 2012, and a decrease of $33,514 of interest expense related to the equipment financing for our largest customer that was also retired during 2012.  The main components of our interest expense consisted of (i) $411,770 recorded to account for the accretion of our notes payable and amortization of debt offering costs and (ii) $122,015 for interest paid or accrued related primarily to our notes payable.

Net Loss

The Company realized a net loss for the three months ending March 31, 2013 of $1,887,563 compared with a net loss for the three months ended March 31, 2012 of $185,477. The increase in net loss of $ 1,887,563 was primarily the result of a derivative valuation loss of $735,115 compared to derivative valuation gain of $1,629,325 in the prior year and decrease of $1,603,488 in the gain from the extinguishment of debt and an increase in interest expense of $191,057 as explained above partially offset by a decrease of $1,323,358 in the loss from operations as explained above and a decrease in debt conversion costs of $1,076,473.

Liquidity and Capital Resources

At March 31, 2013, we had a cash balance of $656,918, total current assets of $1,866,663, total current liabilities of $9,079,259 and total stockholders' deficit of $6,435,100.  Included in current liabilities is $1,984,784 relating to the value of the embedded derivatives for our 2012 Senior Secured Convertible Note, our unsecured convertible note and warrants outstanding granted to investors in the 2012 Senior Secured Convertible Note issuances and the 2012 and 2010 Equity Financings.

We experienced positive cash flow from operations during the fiscal quarter ended March 31, 2013 of $121,976 compared to negative cash flow used in operations for the quarter ended March 31, 2012 of $1,179,957. We received proceeds from the issuance of our 2012 Senior Secured Convertible Note financing of $425,000 during the quarter that was used to pay ongoing expenses of operations and accounts payable.  We expect to experience negative operating cash flow at such time as the contract with our largest customer expires at the end of May, 2013 unless we increase our sales and/or licensing revenue.  During the quarter, we decreased our negative cash flow through a continued reduction in the number of employees, as well as additional expense reduction actions including reducing sales and general and administrative expenses.

We have initiated discussions with various of our accounts payable vendors to settle some of our accounts payable for less than face value in exchange for a payment in cash and/or issuance of common stock.  After the end of the quarter we were able to enter into agreements to discount our payables by approximately $800,000 through the payment of cash and issuance of stock.

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  The $750,000 was discounted by $45,000 and we received net proceeds from the accounts receivable factoring of $705,000.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  Accordingly we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In January 2013 we entered into a Merger Agreement with AllDigital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the second quarter of 2013.  On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, the parties entered into an amendment to the Merger Agreement which provides that either party may (i) terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of March 31, 2013, we had issued notes with an aggregate principal value of $3,475,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of March 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire a total of 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering.

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

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 13, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of its securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $.35 per share; and (2) The “B” Warrant, which has now been extinguished as described below, would not have been exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, granted the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event were the number of shares to be issued under the B Warrant to cause us to exceed the number of authorized shares of our common stock.  A majority of the holders of the B Warrants agreed in December 2012 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants with the result that the B Warrants may now be extinguished by notice to the holders of the B Warrants.

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

Our monthly operating expenses, since our expense reductions including that for CodecSys technology research and development expenses, no longer exceeds our monthly net sales.  However, at the end of May when our largest contract expires our revenues will be significantly reduced to the point where if we do not locate new customers our ability to continue without additional adjustments and expense reductions will be negatively impacted. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect that our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of CodecSys technology, and (iv) operational efficiencies to be obtained through the merger will AllDigital.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of March 31, 2013, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of March 31, 2013, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, such control.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2013.

Part II – Other Information

Item 1.     Legal Proceedings

We are parties to legal matters. We were a judgment debtor in a lawsuit, the total amount in dispute was approximately $130,000.  We settled this obligation in April 2013 for the payment of $25,000.

On July 27, 2012, CTC Resources Inc. dba U.S. Media Capital (“CTC”) filed a lawsuit in the Third Judicial District Court in and for Salt Lake City, State of Utah against ACC Capital Corporation (“ACC”), Loni L. Lowder and the Company (the “CTCD Lawsuit”) asserting claims for relief for breach of contract against ACC, breach of fiduciary duty and fraud against ACC and Mr. Lowder and civil conspiracy against ACC, Mr. Lowder and the Company, and seeking injunctive relief and constructive trust as to all defendants as well as money damages.  On October 9, 2012, we filed our answer as well as a cross claim against ACC seeking declaratory relief as to the price to be paid by us for the leased equipment and specific performance against ACC.  On January 7, 2013 in a hearing relative to a temporary injunction previously granted by the Court, the Court took testimony and heard arguments from the parties on the matter and the Court and the parties agreed that a trial would be unnecessary.  Both parties submitted briefs regarding the law and summarizing the testimony elicited at the hearing.  The Court’s judgment rendered on February 25, 2013 vacated the parties’ joint appraisal and required that the parties jointly secure another appraisal for the equipment, the results of which appraisal will be binding on the parties.  We have paid $424,500 toward the purchase price of the equipment, which we believe satisfies our payment obligation, but pursuant to a restraining order we sought to prevent the lessor from contacting our customer, we have escrowed an additional $425,100 with the Court and have now petitioned the court to modify the order to change our obligation to continue making monthly escrow payments.  Because of the amounts paid and escrowed we have made no further reserves in our financial statements with respect to this litigation and account for the deposits as restricted cash on our balance sheet.

To the knowledge of management, no other litigation has been filed or, except for one collection matter, threatened.

Item 1A. Risk Factors

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, we issued two convertible promissory notes in the principal amount of $425,000 to six individual investors in consideration of the payment of an aggregate amount $425,000.  The notes are convertible at the rate of $.25 per share or 1,700,000 shares any time prior to their maturity dates, which is July 13, 2013.  In addition, we granted to the investors warrants to acquire an additional 850,000 shares at an exercise price of $.25 per share.  The warrants expire five years from the date of issuance.  The investors are accredited investors and were fully informed regarding their investments.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

On February 21, 2013, we issued restricted stock units that may be settled by the issuance of 200,000 shares of our common stock to each of three of our directors and 86,667 shares to one of our directors for a total of 686,667 shares in consideration of unpaid director fees, which aggregated $51,500 or $0.075 per share.  The directors are accredited investors and were fully informed regarding their investments.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On February 21, 2013, we issued 200,000 shares of our common stock to one of our former directors in consideration of unpaid director fees, which aggregated $15,000 or $0.075 per share.  The former director is an accredited investor and was fully informed regarding their investments.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On March 21, 2013, we issued 258,553 shares of our common stock to a former director in settlement of Restricted Stock Units held by him at his retirement from the Board of Directors.  The director is an accredited investor and was fully informed regarding his investment.  In the transaction, we relied on the exemption from registration in the Securities Act set forth in Section 4(2) thereof.

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

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 10, 2013, by and among Broadcast International, Inc., AllDigital, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report of Form 8-K filed with the SEC on April 10, 2013.)

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

10.1
Form of Voting Agreement, dated January 6, 2013, by and among AllDigital, Inc. and certain stockholders of Broadcast International, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.2
Form of Voting Agreement, dated January 6, 2013, by and among Broadcast International, Inc. and certain stockholders of AllDigital, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.3
Professional Services Agreement, dated January 6, 2013, by and between AllDigital, Inc. and Broadcast International, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.4*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and Rodney Tiede.  (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.5*
Amendment and Settlement Agreement, dated January 6, 2013, by and between Broadcast International, Inc. and James E. Solomon. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013).

10.6*
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

Broadcast International, Inc.

Date: May 14, 2013	/s/ Rodney M. Tiede
By: Rodney M. Tiede
Its: President and Principal Executive Officer

Date: May 14, 2013	/s/ James E. Solomon
By: James E. Solomon
Its: Chief Financial Officer (Principal Financial and Accounting Officer)