Form 10-Q
period 2013-06-30
BROADCAST INTERNATIONAL INC
filed 2013-08-14
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File No.0-13316
BROADCAST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0395567
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6952 S. High Tech Drive Suite C, Salt Lake City, Utah 84047
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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Class	Outstanding as of July 31, 2013
Common Stock, $.05 par value	110,233,225 shares

Broadcast International, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2013
		(Unaudited)
ASSETS:
Current Assets
Cash	$394,342	$686,347
Restricted cash	140,700	--
Trade accounts receivable, net	821,608	93,379
Inventory	306,296	26,269
Prepaid expenses	90,067	71,443
Total current assets	1,753,013	877,438
Property and equipment, net	572,107	108,225
Other Assets, non current
Debt offering costs	42,176	3,242
Patents, net	120,928	127,382
Deposits and other assets	196,292	115,853
Total other assets, non current	359,396	246,477

Total assets	$2,684,516	$1,232,140

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$2,293,470	$1,038,464
Payroll and related expenses	363,568	138,924
Other accrued expenses	299,728	470,268
Unearned revenue	51,335	13,539
Current portion of notes payable (net of discount of $947,994 and $212,529, respectively)	3,102,006	5,032,471
Derivative valuation	1,191,269	1,275,275
Total current liabilities	7,301,376	7,968,941
Long-term Liabilities
Long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	7,301,376	7,968,941
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 107,473,820 and 110,233,225 shares issued as of December 31, 2012 and June 30, 2013, respectively	5,373,691	5,511,661
Additional paid-in capital	99,594,490	99,681,351
Accumulated deficit	(109,585,041)	(111,929,813)
Total stockholders’ deficit	(4,616,860)	(6,736,801)

Total liabilities and stockholders’ deficit	$2,684,516	$1,232,140

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2013	2012	2013

Net sales	$1,999,988	$974,657	$3,745,085	$2,455,226
Cost of sales	1,345,966	796,333	2,591,458	1,573,902
Gross profit	654,022	178,324	1,153,627	881,324

Operating expenses:
Administrative and general	1,259,320	642,116	2,588,601	1,628,325
Selling and marketing	598,841	47,539	1,115,240	185,008
Research and development	464,847	168,939	1,021,414	394,313
Depreciation and amortization	164,043	54,016	326,675	149,880
Total operating expenses	2,487,051	912,610	5,051,930	2,357,526
Total operating loss	(1,833,029)	(734,286)	(3,898,303)	(1,476,202)

Other income (expense):
Interest income	1	--	1	--
Interest expense	(263,483)	(591,398)	(606,211)	(1,125,183)
Gain (loss) on derivative valuation	2,959,155	709,509	4,588,480	(25,606)
Equity issuance costs related to warrants	(18,836)	--	(1,095,309)	--
Gain on extinguishment of debt	--	345,397	1,672,575	414,484
Loss on sale of assets	(1,799)	(186,621)	(1,640)	(136,621)
Other income , net	5,183	190	2,122	4,356
Total other income (expense)	2,680,221	277,077	4,560,018	(868,570)

Profit (loss) before income taxes	847,192	(457,209)	661,715	(2,344,772)
Provision for income taxes	--	--	--	--
Net profit (loss)	$847,192	$(457,209)	$661,715	$(2,344,772)

Net profit (loss) per share – basic	$0.01	$(0.00)	$0.01	$(0.02)
Net profit (loss) per share – diluted	$0.01	$(0.00)	$0.01	$(0.02)

Weighted average shares – basic	107,193,974	108,284,171	94,167,466	107,977,505
Weighted average shares –diluted	114,128,974	108,284,171	104,042,079	107,977,505

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$661,715	$(2,344,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723,194	151,047
Common stock issued for services	137,500	4,200
Accretion of discount on convertible notes payable	265,636	793,865
Stock based compensation	193,586	272
Loss on sale of assets	1,640	136,621
Gain on extinguishment of debt	(1,672,575)	(414,484)
Gain (loss) on derivative liability valuation	(4,588,480)	25,606
Warrants issued and expensed for issuance costs	1,095,309	--
Allowance for doubtful accounts	(5,618)	(28,147)
Changes in assets and liabilities:
Decrease in accounts receivable	26,358	763,461
Decrease (increase) in inventories	(270,721)	17,915
Decrease in debt offering costs	58,907	38,934
Decrease in prepaid and other assets	195,030	87,534
Increase (decrease) in accounts payable and accrued expenses	1,414,189	(246,728)
Decrease in deferred revenues	(9,009)	(37,796)

Net cash used in operating activities	(1,773,339)	(1,052,472)

Cash flows from investing activities:
Purchase of equipment	(142,699)	--
Proceeds from the sale of assets	750	75,423

Net cash used by investing activities	(141,949)	75,423

Cash flows from financing activities:
Proceeds from equity financing	6,150,000	425,000
Proceeds from debt financing	--	770,000
Principal payments on debt	(3,741,194)	--
Equity issuance costs	(776,483)	--
Decrease in restricted cash	--	140,700
Payments for debt extinguishment and related costs	(275,041)	(66,646)

Net cash provided by financing activities	1,357,282	1,269,054

Net increase (decrease) in cash	(558,006)	292,005

Cash beginning of period	961,265	394,342

Cash end of period	$403,259	$686,347

Supplemental disclosure of cash flow information:
Interest paid	$248,643	$65,700
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2013

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2012 and June 30, 2013 and the results of operations for the three and six months ended June 30, 2012 and 2013, respectively, with the cash flows for each of the six months ended June 30, 2012 and 2013, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six month periods ended June 30, 2012 and 2013:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2013	2012	2013
Numerator
Net income (loss)	$847,192	$(457,209)	$661,715	$(2,344,772)
Effect on earnings of dilutive convertible debt	(225,266)	--	233,068	--
Net income (loss) plus assumed conversions	621,926	(457,209)	894,783	(2,334,772)
Denominator
Basic weighted average shares outstanding	107,193,974	108,284,171	94,167,466	107,977,505
Effect of dilutive securities:
Stock options and warrants	--	--	2,939,613	--
Restricted stock units	2,935,000	--	2,935,000	--
Convertible debt	4,000,000	--	4,000,000	--
Diluted weighted average shares outstanding	114,128,974	108,284,171	104,042,079	107,977,505

Net income (loss) per common share
Basic	$0.01	$(0.00)	$0.01	$(0.02)
Diluted	$0.01	$(0.00)	$0.01	$(0.02)

As we experienced net losses during the three and six month periods ending June 30, 2013 no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 43,291,969 shares of common stock at prices ranging from $0.25 to $4.00 per share were outstanding at June 30, 2013. Additionally we had restricted stock units of 3,368,247 outstanding at June 30, 2013.  Furthermore, the Company had convertible debt that was convertible into 17,900,000 shares of common stock at June 30, 2013.  All the above were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at June 30, 2013 was 4,290,578.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 88,200 at June 30, 2013.

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

The fair values for the options granted for the six months ended June 30, 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Six Months Ended June 30, 2012
Risk free interest rate	1.82%
Expected life (in years)	10.0
Expected volatility	77.78%
Expected dividend yield	0.00%

The weighted average fair value of options granted during the six months ended June 30, 2012 was $0.37. There were no options granted during the six months ended June 30, 2013.

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

The fair values for the warrants issued for the six months ended June 30, 2012 and 2013 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Risk free interest rate	1.32%	0.65%
Expected life (in years)	5.99	4.42
Expected volatility	85.65%	90.68%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the six months ended June 30, 2012 and 2013 was $0.27 and $0.05, respectively.

Results of operations for the six months ended June 30, 2012 and 2013 includes $193,585 and $272 respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $193,585 non-cash stock-based compensation expense for the six months ended June 30, 2012 are (i) $31,000 for 100,000 restricted stock units issued to one member of the board, (ii) $1,608 for 30,000 options granted to 2 employees and (iii) $160,977 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

The $272 non-cash stock-based compensation expense for the six months ended June 30, 2013 was from the vesting of unexpired options and warrants issued prior to January 1, 2013 which includes is a $2,552 net credit for the three months ended June 30, 2013 related to forfeited employee options.

The impact on our results of operations for recording stock-based compensation for the six months ended June 30, 2012 and 2013 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
General and administrative	$61,098	$(2,552)	$120,228	$272
Research and development	36,322	--	73,357	--

Total	$97,420	$(2,552)	$193,585	$272

Due to unexercised options and warrants outstanding at June 30, 2013, we will recognize an aggregate total of $58,959 of compensation expense over the next two years based upon option and warrant award vesting parameters as shown below:

2013	$28,334
2014	30,625
Total	$58,959

The following unaudited tables summarize option and warrant activity during the six months ended June 30, 2013.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2012	43,396,863	$0.54
Options granted	--	--
Warrants issued	850,000	0.25
Expired	(448,094)	1.05
Forfeited	(506,800)	1.41
Exercised	--	--

Outstanding at June 30, 2013	43,291,969	$0.48

The following table summarizes information about stock options and warrants outstanding at June 30, 2013.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.25-0.95	40,124,414	3.84	$0.42	39,957,747	$0.42
1.00-1.59	2,823,055	3.12	1.04	2,803,222	1.04
2.25-4.00	344,500	2.52	2.54	344,500	2.54
$0.25-4.00	43,291,969	3.78	$0.48	43,105,469	$0.48

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule.  During the six months ended June 30, 2013, 686,667 restricted stock units valued at $51,500 were awarded to five members of our board of directors for services rendered during the year ended 2012.  One member of our board of directors settled 258,553 restricted stock units at the conclusion of his board participation during the six months ended June 30, 2013.  The value of the units awarded had been expensed as directors fees in the year ended December 31, 2012.  For the six months ended June 30, 2012 100,000 restricted stock units were awarded to one member of our board of directors.

The following is a summary of restricted stock unit activity for the six months ended June 30, 2013.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	2,940,133	$1.11
Awarded at fair value	686,667	0.08
Canceled/Forfeited	--	--
Settled by issuance of stock	(258,553)	0.82
Outstanding at June 30, 2013	3,368,247	$0.92
Vested at June 30, 2013	3,368,247	$0.92

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At June 30, 2013 and December 31, 2012, we had bank balances of $321,023 and $38,847, respectively, in excess of amounts insured by the Federal Deposit Insurance Corporation.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $93,379 and $821,608 net accounts receivable for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, were (i) $132,973 and $856,462 for billed trade receivables, respectively; (ii) $(3,113) and $44,478 of unbilled trade receivables less invoiced unearned revenue (iii) $1,479 and $1,808 for employee travel advances and other receivables, respectively; less (iv) ($37,960) and ($81,140) for allowance for uncollectible accounts, respectively.

The service contract with our largest customer expired May 31, 2013. The revenues from this customer accounted for 87% of our revenues for the six months ended June 30, 2013.

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

Amortization expense recognized on all patents totaled $2,538 and $5,075 for both the three and six months ended June 30, 2013 and 2012, respectively. Estimated amortization expense, if all patents were issued at the beginning of 2013, for each of the next five years is as follows:

Year ending December 31:
2013	$11,343
2014	$10,121
2015	$10,121
2016	$10,121
2017	$10,121

Long-Lived Assets

We review our long-lived assets, including patents, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. For the six months ended June 30, 2013 we recorded a $136,621 loss on disposal of assets of which (i) $40,824 was for the abandonment of lease hold improvements related to our move from our 7050 Union Park location, (ii) $25,685 related to the retirement of furniture & fixtures, (iii) $70,112 related to equipment sold or no longer in use.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $168,939 and $394,313 of research and development costs for the three and six months ended June 30, 2013, respectively.  We expensed $464,847 and $1,021,414 of research and development costs for the three and six months ended June 30, 2012, respectively.

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

For the six months ended June 30, 2013 and 2012, we had the same customer that individually constituted 87% and 86%, respectively of our total revenues.

The service contract with our largest customer expired May 31, 2013. The revenues from this customer accounted for 87% of our revenues for the six months ended June 30, 2013.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the six months ended June 30, 2013 and year ended December 31, 2012 was as follows:

	December 31, 2012	June 30, 2013

2012 Secured Convertible Notes	$2,428,166	$3,421,963
Unsecured Convertible Note	673,840	840,508
2013 Accounts Receivable Purchase Agreement	--	750,000
Interest Promissory Note	--	20,000
Total	3,102,006	5,032,471
Less Current Portion	(3,102,006)	(5,032,471)
Total Long-term	$--	$--

2012 Secured Convertible Notes

We engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”). As of June 30, 2013 we have issued notes having an aggregate principal value of $3,475,000 as explained below.  The notes were originally due and payable on or before July 13, 2013; however on August 6, 2013, we and the requisite parties executed an amendment of the notes whereby, effective as of July 13, 2013, the maturity date of the notes was extended to October 31, 2013.  The notes bear interest at 12% per annum and may convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.

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

Before June 30, 2013 we received oral assurance that the maturity date of our senior secured convertible notes would be extended to October 31, 2013 and the cumulative effect of that extension has been reflected in our financial statements for the period ending June 30, 2013.

The notes and warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued on the dates issued using a Black-Scholes pricing model.

We recorded an aggregate derivative liability of $60,660 as of June 30, 2013, related to the conversion feature of the note. A derivative valuation gain of $28,940 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012.  The aggregate derivative liability of $60,660 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.04%, (ii) expected life (in years) of 0.34; (iii) expected volatility of 143.51%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

We recorded an aggregate derivative liability of $237,700 as of June 30, 2013, related to the warrant reset provision. A derivative valuation loss of $11,400 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012.  The aggregate derivative liability of $237,700 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.57%, (ii) expected life (in years) of 4.10; (iii) expected volatility of 91.86%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

The principal value of the secured convertible notes is being accreted over the extended term of the obligation, for which $51,525 and $360,494 was included in interest expense for each the three and six months June 30, 2013, respectively.  The notes bear a 12% annual interest rate for which $103,964 and $202,825 was included in interest expense for the three and six months ended June 30, 2013, respectively.

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

We recorded an aggregate derivative liability of $34,600 and $326,400 as of June 30, 2013 and 2012, respectively, related to the conversion feature of the note. A derivative valuation gain of $11,800 and a derivative valuation loss of $26,400, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $34,600 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.10%, (ii) expected life (in years) of 0.5; (iii) expected volatility of 143.51%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $83,334 and $166,668 was included in interest expense for each the three and six months ended June 30, 2013 and 2012, respectively. The note bears an 8% annual interest rate payable semi-annually, and for each the three and six months ended June 30, 2013 and 2012, $20,000 and $40,000, respectively was included in interest expense.

2013 Accounts Receivable Purchase Agreement

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  Because our receivables are no longer in excess of the amount purchased, we have classified our obligation as short term debt in our financial statements.

Interest Promissory Note

On April 17, 2013 we entered into a $20,000 Promissory Note with the holder of our Unsecured Convertible Note for unpaid interest due at that time on the note The Promissory Note is due on December 31, 2013 and contains a 12% annual interest rate.

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

With the retirement of the Amended and Restated Note we recorded no aggregate derivative liability at June 30, 2012, however at the date of retirement we recorded a derivative valuation gain of $203,700, related to the conversion feature of the Amended and Restated Note to reflect the change in value of the aggregate derivative from December 31, 2011 to the date of retirement. The derivative value of $81,500 at the date of retirement was recorded as additional paid in capital.

2010 Accounts Receivable Purchase Agreements

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

We recorded an aggregate derivative liability of $7,700 and $50,200 as of June 30, 2013 and 2012, respectively, related to the warrant reset provision.  A derivative valuation loss of $1,800 and a derivative valuation gain of $106,100, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $7,700 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.66%, (ii) expected life (in years) of 2.7; (iii) expected volatility of 96.68%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

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

We recorded an aggregate derivative liability of $8,700 and $46,700 as of June 30, 2013 and 2012, respectively, related to the reset provision for the original and placement warrants issued.  A derivative valuation loss of $1,300 and a derivative valuation gain of $97,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $8,700 for the reset provision of the warrants and placement warrants issued was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.85%, (ii) expected life (in years) of 3.5; (iii) expected volatility of 92.74%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

We recorded an aggregate derivative liability of $7,700 and $34,700 as of June 30, 2013 and 2012, respectively, related to the reset provision for the warrants issued for an extension of the maturity date.  A derivative valuation loss of $500 and a derivative valuation gain of $61,825, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $7,700 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.85%, (ii) expected life (in years) of 3.5; (iii) expected volatility of 94.74%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

The principal value of the note was being accreted over the amended term of the obligation, for which $51,848 and $98,968 was included in interest expense for the three and six months ended June 30, 2012, respectively.  The note bore an 18% annual interest rate and for the three and six months ended June 30, 2012, $40,389 and $95,130, respectively was included in interest expense

Equipment Purchase and Sale Agreement

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

The 3% fee mention above was recorded as interest expense for which $63,000 was included for the six months ended June 30, 2012.

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

	Common Shares Issued	Number of A Warrants	Value of A Warrants	Value of B Warrants	Total Warrant Value
Investors	24,816,000	12,408,000	$487,095	$39,387	$526,482
Bridge Loan Conversion	1,600,000	800,000	31,405	2,539	33,944
Equipment Finance Conversion	2,000,000	1,000,000	39,257	3,174	42,431
Agency	--	4,262,400	167,327	13,531	180,858
Total	28,416,000	18,470,400	$725,084	$58,631	$783,715

We recorded an aggregate derivative liability of $783,715 and $3,101,537 as of June 30, 2013 and 2012, respectively, related to the reset feature of the A warrants and the B warrants mentioned above. A derivative valuation loss of $26,246 and a derivative valuation gain of $1,659,855 were recorded to reflect the change in value of the aggregate derivative liability from December 31, 2012 and the time the warrants were first issued, respectively.  The aggregate derivative liability of $783,715 was calculated as follows: (1) $725,084 for the reset feature of the A warrants using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.41%, (ii) expected life (in years) of 4.7; (iii) expected volatility of 91.50%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08 and (2) $58,631 for the B warrants using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach.

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

We recorded an aggregate derivative liability of $134,500 and $750,000 as of June 30, 2013 and 2012, respectively, related to the reset feature of the warrants issued under the Placement Agency Agreement. A derivative valuation loss of $25,100 and derivative valuation gain $2,125,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $134,500 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.51%, (ii) expected life (in years) of 2.5; (iii) expected volatility of 98.23%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

Note 8 – Liquidity and Capital Resources

At June 30, 2013, we had cash of $686,347, total current assets of $877,438, total current liabilities of $7,968,941 and total stockholders' deficit of $6,736,801.  Included in current liabilities is $1,275,275 related to the value of the embedded derivatives for our senior secured convertible notes, our unsecured convertible note, and warrants issued in connection with our 2012 Equity Financing and notes.  All of our notes mature within the next six months and must either be refinanced or otherwise retired.  We do not have the liquidity to do so nor do we have the ability to raise additional equity to retire the notes.

Cash used in operations during the six months ended June 30, 2013 was $1,052,472 compared to cash used in operations for the six months June 30, 2012 of $1,773,339. Although the net cash used in operations decreased it was primarily due to a decrease in accounts receivable of $763,461 and a decrease in accounts payable of $246,738.  The negative cash flow was sustained by cash reserves from the issuance of our senior secured convertible notes and the sales of our accounts receivable to a related party, which has been treated as debt in our financial statements.  We expect to continue to experience negative operating cash flow until we consummate the merger with AllDigital or until we secure additional customers that replace the revenue no longer realized from our former largest customer.

We initiated discussions with various of our accounts payable vendors to settle some of our accounts payable for less than face value in exchange for a payment in cash and/or issuance of common stock.  During the three months ended June 30, 2013 we entered into agreements to discount our payables by approximately $962,630 through the payment of cash and/or issuance of stock and return of equipment to a vendor.  We paid cash of $66,646, issued 2,240,852 shares of our common stock valued at $153,860 from which we recognized a $414,484 gain from the reduction of these company obligations. At June 30, 2013 our accounts payable included $76,409 which we owed to vendors as part of these settlements. Additionally, we returned equipment to a vendor for which we had been invoiced $327,640.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  Accordingly we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In January 2013 we entered into a Merger Agreement with AllDigital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the third quarter of 2013.  On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, the parties entered into an amendment to the Merger Agreement which provides that either party may (i) terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed.  On June 30, 2013, we entered into a second amendment to the Merger Agreement which (i) increases the percentage of our outstanding common stock AllDigital’s shareholders would receive in the merger from 54% to 58%, (i) modifies a number of the closing conditions of the merger, including the working capital and net cash flow require, (iii) adds a new closing condition that we have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million, of our common stock, (iv) extends the “end date” (a date upon which either party may terminate the Merger Agreement if the merger has not been consummated) from July 31, 2013 to October 31, 2013, (v) eliminates one of our existing directors from the post-closing board of directors such that the post-closing directors are expected to be Donald A. Harris, Paul Summers, David Williams and up to two additional directors mutually approved by us and AllDigital prior to the closing of the merger and (vi) changes the reverse stock split ratio from a 10 to 1 reverse stock split to a 15 to 1 reverse stock split.  On July 9, 2013, we filed a Registration Statement on Form S-4 (File No. 333-189869) with the SEC in connection with the anticipated merger.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of June 30, 2013, we had issued notes with an aggregate principal value of $3,475,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of March 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire a total of 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering.  On August 6, 2013, we and the requisite parties executed an amendment of the notes issued pursuant to the 2012 Convertible Debt Offering whereby, effective as of July 13, 2013, the maturity date of the notes was extended to October 31, 2013.

Our monthly operating expenses, since our expense reductions including that for CodecSys technology research and development expenses, no longer exceeds our monthly net sales.  However, at the end of May when our largest customer contract expired our revenues have been significantly reduced to the point where if we do not locate new customers our ability to continue without additional adjustments and expense reductions will be negatively impacted.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	$--	$--	$--	$--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$1,275,275	$--	$--	$1,275,275
Total liabilities measured at fair value	$1,275,275	$--	$--	$1,275,275

(1) See Notes 6 & 7 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2013.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2012	$(1,191,269)
Total gains or losses (realized and unrealized)
Included in net loss	(25,606)
Valuation adjustment	--
Purchases, issuances, and settlements, net	(58,400)
Transfers to Level 3	--
Balance at June 30, 2013	$(1,275,275)

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

During the year ended December 31, 2012 we included in our lease payments approximately $422,100 toward the in place fair market value. Additionally during the year ended December 31, 2012 and the five months ended May 31, 2013 we made payments of $140,700 and $284,400, respectively, into an escrow account held by the court pending resolution of our dispute.

On June 13, 2013 this matter was settled resulting in a $370,000 payment to the plaintiff which had previously been deposited in escrow with the Court.  For the three and six months ended June 30, 2013 we recorded this expense as part of our cost of sales as it was related to the equipment used by one of our customers.

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

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI shares of our common stock and cash in exchange for approximately 50,127,218 shares of the common stock of IDI. Since May 18, 2004, we have acquired additional common share equivalents IDI.  As of June 30, 2013, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of June 30, 2013 we have advanced an aggregate amount of $3,393,149, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 12 – Employment Amendment and Settlement Agreements

Pursuant to the January 6, 2013 Amendment and Settlement Agreement with each of Mr. Tiede, Mr. Solomon, and a Senior Vice President their respective employment agreements were modified and we agreed to issue each individual 529,100 shares of common stock if they were terminated by us at any time following January 6, 2013.  All other termination benefits and severance were terminated as of January 6, 2013. We had an obligation as of March 6, 2013 to issue to each of them 529,100 shares of common stock.  As of June 30, 2013 these shares had not been issued, however an aggregate of $60,481 has been accrued representing the value of the benefits which will be exchanged for the shares.

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

Note 14 – Supplemental Cash Flow Information

2013
For the six months ended June 30, 2013 we issued 458,553 shares of our common stock to one former member of our board of directors for services rendered of which (i) 258,553 was for the settlement of previously awarded restricted stock units and (ii) 200,000 valued at $15,000 for unpaid services rendered in 2012, which had been expensed and included in our accounts payable at December 31, 2012.

For the six months ended June 30, 2013 we issued an aggregate of 60,000 shares of our common stock valued at $4,200 to six individuals for services rendered.

For the six months ended June 30, 2013 we awarded 686,667 restricted stock units issued valued at $51,500 to four members of our board of directors for services rendered in 2012. The value of these awards had been expensed and included in our Accounts Payable at December 31, 2012.

For the six months ended June 30, 2013 we recorded a $136,621 loss on disposal of assets of which (i) $40,824 was for the abandonment of lease hold improvements related to our move from our 7050 Union Park location, (ii) $25,685 related to the retirement of furniture & fixtures, (iii) $70,112 related to equipment sold or no longer in use. Additionally, we received cash proceeds net of costs from these sales of $75,423.

For the six months ended June 30, 2013 we recorded a $414,474 gain on extinguishment of debt resulting from the issuance of 2,240,852 shares of our common stock valued at $153,860 and the payment of $137,865 in cash, of which $66,646 had been paid at June 30, 2013, to 19 of our accounts payable vendors.

For the six months ended June 30, 2013 an aggregate non-cash expense of $527,162 was recorded for the accretion of notes payable as follows: (i) $166,668 for our unsecured convertible note and (ii) $360,494 for our 2012 secured convertible notes.

For the six months ended June 30, 2013, we recognized $151,047 in depreciation and amortization expense from the following: (i) $1,167 related to cost of sales for equipment used directly by or for customers, (ii) $144,805 related to other property and equipment, and (iii) $5,075 for patent amortization.

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

Note 15 – Subsequent Events

  On August 6, 2013, we and the requisite parties executed an amendment of the notes issued pursuant to the 2012 Convertible Debt Offering whereby, effective as of July 13, 2013, the maturity date of the notes was extended to October 31, 2013.

On August 8, 2013, we entered into a consent to convert accounts receivable agreement with one of our directors whereby he agreed to accept a convertible promissory note in a principal amount of $750,000 in full satisfaction of our obligations to him under an accounts receivable purchase agreement between us and him.  The note bears interest of 12% per annum, is due October 31, 2013 and is convertible into shares of our common stock at a rate of $0.25 per share at the option of the holder.

We evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that need to be reported.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors set forth more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Registration Statement on Form S-4 (File No, 333-189869)., including without limitation :

•	dependence on consummating the proposed merger with AllDigital Holdings, Inc.

•	dependence on commercialization of our CodecSys technology;

•	our need and ability to raise sufficient additional capital;

•	uncertainty about our ability to repay our outstanding convertible notes;

•	our continued losses;

•	delays in adoption of our CodecSys technology;

•	concerns of OEMs and customers relating to our financial uncertainty;

•	restrictions contained in our outstanding convertible notes;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	dependence on significant customers;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

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

Executive Overview

The current recession and market conditions have had substantial impacts on the global and national economies and financial markets.  These factors, together with soft credit markets, have slowed business growth and generally made potential funding sources more difficult to access.  We continue to be affected by prevailing economic and market conditions, which present considerable risks and challenges.

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by itself.  Accordingly, we sought a merger partner that has compatible video broadcasting products and services, with which it could integrate the CodecSys encoding system.  In January 2013, we entered into the Merger Agreement with AllDigital Holdings, Inc. (“AllDigital”). On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, and gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, we entered into an amendment to the Merger Agreement which (i) provides that either party may terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) removes the “No Shop” provision preventing us from contacting other potential purchasers or merger partners.  On June 30, 2013, we entered into a second amendment to the Merger Agreement which (i) increases the percentage of our outstanding common stock AllDigital’s shareholders would receive in the merger from 54% to 58%, (i) modifies a number of the closing conditions of the merger, including the working capital and net cash flow require, (iii) adds a new closing condition that we have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million, of our common stock, (iv) extends the “end date” (a date upon which either party may terminate the Merger Agreement if the merger has not been consummated) from July 31, 2013 to October 31, 2013, (v) eliminates one of our existing directors from the post-closing board of directors such that the post-closing directors are expected to be Donald A. Harris, Paul Summers, David Williams and up to two additional directors mutually approved by us and AllDigital prior to the closing of the merger and (vi) changes the reverse stock split ratio from a 10 to 1 reverse stock split to a 15 to 1 reverse stock split.  On July 9, 2013, we filed a Registration Statement on Form S-4 (File No. 333-189869) with the SEC in connection with the anticipated merger.

During 2009, we decreased certain of our development activities and expenses notwithstanding the need to refocus and develop our CodecSys technology on a different platform using a newly announced Intel operating chip.  Even with decreased engineering staff and certain related development employees, we were able to complete our video encoding system utilizing the Intel chip, prepare our CodecSys technology for installation on both the IBM and HP equipment platforms, and become certified by Microsoft as an approved software video encoding system for use by IPTV providers using Microsoft operating platforms.  On July 1, 2010, we released CodecSys 2.0, which has been installed in various large telecoms and labs for evaluation by potential customers. In 2011 we continued development of additional sales channel partners by integrating CodecSys on hardware manufactured and sold by Fujitsu, which, before termination of the relationship with Fujitsu, adopted CodecSys as its compression technology for use in its NuVolo cloud initiative.  Until the beginning of 2013, we continued to make sales presentations and respond to requests for proposals at other large telecoms, cable companies and broadcasting companies.  These presentations were made with our technology partners which are suppliers of hardware and software for video transmission applications in media room environments such as IBM, HP and Microsoft. In October 2011, we completed our first sale of CodecSys to a small cable operator in Mexico as part of our OTT product offering operating on Fujitsu hardware.  The sale demonstrates that the CodecSys product offering does operate to its operating specifications in a working environment, which we believe will help in sales and marketing efforts.

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. For the year ended December 31, 2012, we realized approximately $6,386,903 from this contract, which constituted approximately 85% of our revenues for the period.  For the year ended December 31, 2011, we realized approximately $7,540,025 in revenue from this contract, which contributed approximately 89% of our revenues for the year.  For the six months ended June 30, 2013, we realized approximately $2,148,313 in revenue compared to $3,212,332 for the six months ended June 30, 2012, which constituted 87% and 86% of its total revenues respectively. The contract with our largest customer expired in May 2013, and we expect our revenues will be substantially less going forward unless we can secure contracts which can replace the revenue lost from this customer.

Our revenues for the three months ended June 30, 2013 decreased by approximately $1,025,331 compared to the three month period ended June 30, 2012. Even with the large decrease in our revenues, our gross margin decreased only $475,698 compared to our gross margin for the three months ended June 30, 2012 due primarily to cost cutting efforts, but we continue to deplete our available cash and need future equity and debt financing because we continue to spend more money that we generate from operations.  To fund operations, we have engaged in the transactions described below under the heading “Liquidity and Capital Resources.”

Results of Operations for the Six Months ended June 30, 2013 and June 30, 2012

Revenues

We generated $2,455,226 in revenue during the six months ended June 30, 2013.  During the same six-month period in 2012, we generated revenue of $3,745,085.  The decrease in revenue of $1,289,859 or 34% was due primarily to the loss of our largest customer.  Revenues from this customer decreased by $1,061,550, which accounted for 82% of the total decrease in revenues. In addition, web hosting and streaming revenues from one other customer of $132,000 in 2012 were not repeated in 2013.

Sales revenues from our largest customer, which we will no longer service in the future, accounted for approximately 87% of total revenues for the six months ended June 30, 2013 and approximately 86% for the six months ended June 30, 2012.  We will no longer be servicing this customer in the future, which makes restructuring of our costs imperative until we merge with AllDigital or secure new customers to replace the lost revenues.

Cost of Revenues

Cost of revenues decreased by approximately $1,017,556 to $1,573,902 for the six months ended June 30, 2013 from $2,591,458 for the six months ended June 30, 2012. The gross margin from operations decreased $272,303 from a gross margin of $1,153,627 in the six months ended June 30, 2012 to a gross margin of $881,324 for the six months ended June 30, 2013. The decrease in cost of revenues was due primarily to less installation activity for our largest customer’s digital signage network and other smaller customers, which accounted for approximately $432,500 of the total decrease in cost of revenues and a decrease in the general operations department costs of $189,704, due to cost savings measures including reducing the number of our employees.  Although the total revenues and costs of revenues decreased, the gross margin from operations increased primarily due to the cost reduction measures implemented.

Expenses

General and administrative expenses for the six months ended June 30, 2013 were $1,628,325 compared to $2,588,601 for the six months ended June 30, 2012. The decrease of approximately $960,276 resulted from decreases totaling $432,101 in employee related expenses due to a reduction in the number of employees and a reduction in salaries for some executives, $217,528 in consulting fees, $205,260 in temporary help, $190,979 in trade show and convention related expenses, $119,956 in granted option and warrant expenses and a reduction of $76,000 in director fees.  Most of these reductions were the result of the reduction in activity due to the loss of our largest customer for which we ceased performing any material services at the end of May.  The total reductions were partially offset by an increase of $170,412 in legal and other profession services related primarily to the proposed merger with AllDigital.  Research and development in process decreased by $627,100 for the six months ended June 30, 2013 to $394,313 from $1,021,414 for the six months ended June 30, 2012. The development expenditures have been significantly curtailed in view of the proposed merger and cessation of sales efforts of the CodecSys products. The decrease resulted primarily from a decrease of $197,649 in employee related expenses reflecting a decrease in the number of employees, a decrease of $179,034 in tradeshow and convention related expenses, and a decrease of $124,447 in consulting fees.   Sales and marketing expenses decreased $930,232 to $1,573,225 for the six months ending June 30, 2013 from $1,115,240 for the six months ending June 30, 2012.  The decrease was primarily a result of decreased employee related expenses of $495,661 and a decrease in conventions and related travel expenses of $281,184, which were the result of reducing staff and sales efforts of the CodecSys products and services.

Even with the reduced revenue, due to a reduction of operating expenses as explained above, our operating loss decreased $2,422,101 from an operating loss of $3,898,303 for the six months ended June 30, 2012 to an operating loss of $1,476,202 for the six months ended June 30, 2013.

Interest Expense

For the six months ended June 30, 2013, we incurred interest expense of $1,125,183 compared to interest expense for the six months ended June 30, 2012 of $606,211.  The increase of $518,972 resulted primarily from interest expense of approximately $202,825 related to the interest on our senior secured convertible notes, most of which were outstanding for the first six months of 2013 and note accretion of $832,799 on our senior secured convertible notes and our unsecured convertible note.  Interest expense for the six months ended June 30, 2013 is $252,269 greater than interest expense for the six months ended June 30, 2012 because the senior secured convertible notes were outstanding for the entire period in 2013 and the note accretion for those notes and the unsecured note were reflected for the entire period.

Net Income

We realized a net loss for the six months ended June 30, 2013 of $2,344,772 compared with a net income for the six months ended June 30, 2012 of $661,715 resulting in an aggregate reduction of $3,006,487. The resulting increase in net loss resulted primarily from a reduction of $4,614,086 income related to our derivative valuation gain calculation.  In addition, the gain from the extinguishment of debt decreased by $1,258,091. These elements that increased the net loss were partially offset by a decrease in our operating loss of $2,422,101 as explained above due to our cost reduction efforts and the expense of $1,095,309 incurred for costs related to the issuance of warrants for the six months ended June 30, 2012 that were not repeated in 2013.

Results of Operations for the Three Months ended June 30, 2013 and June 30, 2012

Revenues

We generated $974,656 in revenue during the three months ended June 30, 2013.  During the same three-month period in 2012, we generated revenue of $1,999,987.  The decrease in revenue of $1,025,331 or approximately 51% was due primarily to the expiration of the contract with our largest customer and the general reduction of services provided for that customer after the expiration of the contract on May 31, 2013.    The revenue generated for this customer aggregated $800,893 for the three months ended June 30, 2013 compared to $1,692,029 for the three months ended June 30, 2012.  The decrease of $891,135 in revenues from this customer was due to the expiration of our service contract with the customer. In addition, web hosting and streaming revenues from one other customer of $132,000 in 2012 were not repeated in 2013.

Our largest customer accounted for approximately 82% of our revenues for the three months ended June 30, 2013 compared to 85% of our revenues for the three months ended June 30, 2012.  We will no longer being servicing this customer in the future, which makes restructuring and reducing of our costs imperative until we merge with AllDigital or secure new customers to replace the lost revenues.

Cost of Revenues

Costs of revenues decreased by $549,633 to $796,333 for the three months ended June 30, 2013, from $1,345,966 for the three months ended June 30, 2012.  The decrease was primarily due to a reduction of $218,706 in costs related to a reduction in services for our largest customer, a reduction of $132,712 in costs of our production department of which $100,420 was due to a reduction of staff and a reduction of $198,215 in depreciation expense due to the fact that our equipment providing services to our largest customer was fully depreciated for the entire quarter.

Expenses

General and administrative expenses for the three months ended June 30, 2013 were $642,116 compared to $1,259,320 for the three months ended June 30, 2012.  The net decrease of $617,204 resulted primarily from a reduction in employee and related costs of $233,500 reflecting a reduction in staff, a decrease in temporary help expenses of $176,077, a decrease of $105,899 in tradeshow and convention expenses, a decrease of $13,346 in legal expenses and smaller decreases in a number of expenses all reflecting the reduction of business activity in the quarter.  Research and development in process decreased by $295,907 for the three months ended June 30, 2013 to $168,940 from $464,847 for the three months ended June 30, 2012, which resulted primarily from a decrease of $147,628 in employee and related expenses and a decrease of $82,688 in expenses for tradeshows and related travel.  Sales and marketing expenses decreased by $551,302, which decrease was composed mainly of decreases of $289,847 in employee related expenses, $153,582 in tradeshow and related travel expenses and $66,504 in consulting expenses.  All of these reductions reflect the discontinuation of active marketing expenses pending the consummation of the proposed merger with AllDigital.

Even with the reduced revenue, due to a reduction of operating expenses, our operating loss decreased $1,098,743 from an operating loss of $1,833,028 for the three months ended June 30, 2012 to an operating loss of $734,286 for the three months ended June 30, 2013.

Interest Expense

For the three months ended June 30, 2013, we incurred interest expense of $591,398 compared to interest expense for the three months ended June 30, 2012 of $263,483.  The increase of $327,915 resulted primarily from interest of $103,964 related to our senior secured convertible notes, and a net increase of $266,380 related the accretion of our convertible note discounts, which was partially offset by a decrease of $32,049 in interest incurred for equipment financing for our largest digital signage network customer and a decrease of $13,442 in amortization of debt offering costs.

Net Income

The Company realized a net loss for the three months ending June 30, 2013 of $457,209 compared with net income for the three months ended June 30, 2012 of $847,192. The aggregate decrease in net income of $1,304,401 was primarily the result of the decrease in our derivative valuation of $2,249,646, and a loss of $184,822 in the disposition of assets partially offset by the reduction in our operating loss of $1,523,841, as explained above, and a gain on the extinguishment of debt of $345,398.

Liquidity and Capital Resources

At June 30, 2013, we had cash of $686,347, total current assets of $877,438, total current liabilities of $7,968,941 and total stockholders' deficit of $6,736,801.  Included in current liabilities is $1,275,275 related to the value of the embedded derivatives for our senior secured convertible notes, our unsecured convertible note, and warrants issued in connection with our 2012 Equity Financing and notes.  All of our notes mature within the next six months and must either be refinanced or otherwise retired.  We do not have the liquidity to do so nor do we have the ability to raise additional equity to retire the notes.

Cash used in operations during the six months ended June 30, 2013 was $1,052,472 compared to cash used in operations for the six months June 30, 2012 of $1,773,339. Although the net cash used in operations decreased it was primarily due to a decrease in accounts receivable of $763,461 and a decrease in accounts payable of $246,738.  The negative cash flow was sustained by cash reserves from the issuance of our senior secured convertible notes and the sales of our accounts receivable to a related party, which has been treated as debt in our financial statements.  We expect to continue to experience negative operating cash flow until we consummate the merger with AllDigital or until we secure additional customers that replace the revenue no longer realized from our former largest customer.

We initiated discussions with various of our accounts payable vendors to settle some of our accounts payable for less than face value in exchange for a payment in cash and/or issuance of common stock.  During the three months ended June 30, 2013 we entered into agreements to discount our payables by approximately $962,630 through the payment of cash and/or issuance of stock and return of equipment to a vendor.  We paid cash of $66,646, issued 2,240,852 shares of our common stock valued at $153,860 from which we recognized a $414,484 gain from the reduction of these company obligations. At June 30, 2013 our accounts payable included $76,409 which we owed to vendors as part of these settlements. Additionally, we returned equipment to a vendor for which we had been invoiced $327,640.

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  The $750,000 was discounted by $45,000 and we received net proceeds from the accounts receivable factoring of $705,000.  On August 8, 2013, we entered into a consent to convert accounts receivable agreement with this director whereby he agreed to accept a convertible promissory note in a principal amount of $750,000 in full satisfaction of our obligations under the accounts receivable purchase agreement.  The note bears interest of 12% per annum, is due October 31, 2013 and is convertible into shares of our common stock at a rate of $0.25 per share at the option of the holder.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  Accordingly we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In January 2013 we entered into a Merger Agreement with AllDigital, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the third quarter of 2013.  On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, the parties entered into an amendment to the Merger Agreement which provides that either party may (i) terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of June 30, 2013, we had issued notes with an aggregate principal value of $3,475,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of March 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire a total of 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering.  On August 6, 2013, we and the requisite parties executed an amendment of the notes issued pursuant to the 2012 Convertible Debt Offering whereby, effective as of July 13, 2013, the maturity date of the notes was extended to October 31, 2013.

On March 16, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction our senior indebtedness.

We entered in to an Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as our exclusive agent on a “best efforts” basis with respect to the sale of up to a maximum gross consideration of $6,000,000, subsequently verbally increased to $10,000,000, of our securities, subject to a minimum gross consideration of $3,000,000.  We agreed to pay to MDB a commission of 10% of the gross offering proceeds received by us, to grant to MDB warrants to acquire up to 10% of the shares of ours common stock issued in the financing, and to pay the reasonable costs and expenses of MDB related to the offering.

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

Our monthly operating expenses, since our expense reductions including that for CodecSys technology research and development expenses, no longer exceeds our monthly net sales.  The contract with largest customer expired in May of 2013 and we expect our revenues will be significantly reduced to the point where if we do not locate new customers our ability to continue without additional adjustments and expense reductions will be negatively impacted. The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of June 30, 2013, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of June 30, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of June 30, 2013, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our procedures related to internal control over financial reporting for the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, such control.  However, the accounting staff has been reduced to a staff of two persons, which has impacted our ability to maintain the same level of segregation of duties as employed in the past.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of June 30, 2013.

Part II – Other Information

Item 1.       Legal Proceedings

On July 27, 2012, CTC Resources Inc. dba U.S. Media Capital (“CTC”) filed a lawsuit in the Third Judicial District Court in and for Salt Lake City, State of Utah against ACC Capital Corporation (“ACC”), Loni L. Lowder and Broadcast (the “CTCD Lawsuit”) asserting claims for relief for breach of contract against ACC, breach of fiduciary duty and fraud against ACC and Mr. Lowder and civil conspiracy against ACC, Mr. Lowder and Broadcast, and seeking injunctive relief and constructive trust as to all defendants as well as money damages.    This matter was settled and dismissed with prejudice on June 13, 2013 in exchange for Broadcast’s payment of $370,000 to the plaintiff, all of which had previously been deposited in escrow with the Court.

We are a defendant in a lawsuit filed in Los Angeles Superior court seeking payment for services rendered by the Plaintiff, Audio Visual Plus, Inc.  The total amount in dispute is $29,235.  We have paid the plaintiff approximately one half of the amount claimed and the action is not proceeding at the present time.

In May 2013, we were named as defendant in a lawsuit filed in the Small Claims Court in the Third Judicial District, State of Utah, seeking payment for services rendered by the plaintiff, Performance Audio.  The total amount in dispute is approximately $9,663.  We have paid approximately one half of the amount claimed and the action is not proceeding at the present time.

  To the knowledge of management, no other litigation has been filed or threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, we issued a total of 2,240,852 shares of our common stock to eight different companies and one individual, who were vendors who supplied services to us, in satisfaction of $153,859 in accounts payable pursuant to written satisfaction agreements.  The shares were valued at $.06 and $.07 per share.  The investors were not accredited investors, but were fully informed regarding their investment.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

In April, May and June 2013, we issued a total of 60,000 shares to one company and five individuals who had provided software engineering services for us in exchange for a written release of claims to ownership of our intellectual property pursuant to written agreements.  The shares were valued at $.07 per share, which aggregated $4,200 in value.  The investors were not accredited investors, but were fully informed regarding their investment.   In the transaction, we relied on the exemptions from registration under the Securities Act set forth in Section 4(2) thereof.

On August 8, 2013, we entered into a consent to convert account receivable agreement with one of our directors whereby he agreed to accept a convertible promissory note in a principal amount of $750,000 in full satisfaction of our obligations to him under an accounts receivable purchase agreement between us and him.  The note bears interest of 12% per annum, is due October 31, 2013 and is convertible into shares of our common stock at a rate of $0.25 per share at the option of the holder.  In the transaction, we relied on the exemptions from registration under the Securities Act set forth In Section 4(2) thereof.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.    Other Information

(a) None.

(b) None.

Item 6.   Exhibits

(a)	Exhibits

Exhibit Number	Description of Document
2.1*
Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, by and among Broadcast International, Inc., AllDigital, Inc., and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 10, 2013, by and among Broadcast International, Inc., AllDigital, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report of Form 8-K filed with the SEC on April 10, 2013)

2.3
Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2013, by and among Broadcast International, Inc., Alta Acquisition Corporation and AllDigital Holdings, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2013)

3.1
Amended and Restated Articles of Incorporation of Broadcast International.   (Incorporated by reference to Exhibit No. 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006.)

3.2
Amended and Restated Bylaws of Broadcast International.  (Incorporated by reference to Exhibit No. 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the SEC on November 14, 2006)

4.1
Specimen Stock Certificate of Common Stock of Broadcast International.  (Incorporated by reference to Exhibit No. 4.1 of the Company's Registration Statement on Form SB-2, filed under cover of Form S-3, pre-effective Amendment No. 3 filed with the SEC on October 11, 2005)

10.1
Amendment to Note and Warrant Purchase and Security Agreement and Senior Secured Convertible Promissory Notes, effective as of July 13, 2013, by and among Broadcast International, Inc., Interact Devices, Inc., Amir L. Ecker and the Purchasers indicated on the signature pages thereto, (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.2
Consent to Convert Accounts Receivable Agreement dated August 8, 2013, by and between Broadcast International, Inc. and Don Harris, (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.3	Senior Secured Convertible Promissory Note, dated August 8, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Principal Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	Taxonomy Extension Calculation Linkbase Document

101.DEF†	Taxonomy Extension Definition Linkbase Document

101.LAB†	Extension Labels Linkbase Document

101.PRE†	Taxonomy Extension Presentation Linkbase Document

* The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K.  Broadcast International agrees to furnish supplementally a copy of any omitted schedule and exhibit to the SEC upon request
+  Furnished herewith.
†  In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: August 13, 2013	/s/	Rodney M. Tiede
	By:	Rodney M. Tiede
	Its:	President (Principal Executive Officer)

Date: August 13, 2013	/s/	James E. Solomon
	By:	James E. Solomon
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)