Form 10-Q
period 2013-09-30
BROADCAST INTERNATIONAL INC
filed 2013-11-14
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2013
Common Stock, $.05 par value	110,233,225 shares

Broadcast International, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2013
		(Unaudited)
ASSETS:
Current Assets
Cash	$394,342	$75,360
Restricted cash	140,700	--
Trade accounts receivable, net	821,608	374,330
Inventory	306,296	26,804
Prepaid expenses	90,067	44,366
Total current assets	1,753,013	520,860
Property and equipment, net	572,107	85,837
Other Assets, non current
Debt offering costs	42,176	--
Patents, net	120,928	113,315
Deposits and other assets	196,292	96,582
Total other assets, non current	359,396	209,897

Total assets	$2,684,516	$816,594

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$2,293,470	$956,010
Payroll and related expenses	363,568	90,763
Other accrued expenses	299,728	628,467
Unearned revenue	51,335	9,836
Current portion of notes payable (net of discount of $947,994 and $157,599, respectively)	3,102,006	5,087,401
Derivative valuation	1,191,269	914,495
Total current liabilities	7,301,376	7,686,972
Long-term Liabilities
Long-term liabilities	--	--
Total long-term liabilities	--	--
Total liabilities	7,301,376	7,686,972
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 107,473,820 and 110,233,225 shares issued as of December 31, 2012 and September 30, 2013, respectively	5,373,691	5,511,661
Additional paid-in capital	99,594,490	99,695,040
Accumulated deficit	(109,585,041)	(112,077,079)
Total stockholders’ deficit	(4,616,860)	(6,870,378)

Total liabilities and stockholders’ deficit	$2,684,516	$816,594

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2013	2012	2013

Net sales	$2,045,278	$460,309	$5,790,363	$2,915,535
Cost of sales	1,266,224	97,550	3,857,682	1,671,452
Gross profit	779,054	362,759	1,932,681	1,244,083

Operating expenses:
Administrative and general	1,001,001	648,738	3,589,602	2,277,063
Selling and marketing	442,495	42,583	1,557,735	227,591
Research and development	325,126	78,881	1,346,540	473,194
Depreciation and amortization	127,334	32,517	454,009	182,397
Total operating expenses	1,895,956	802,719	6,947,886	3,160,245
Total operating loss	(1,116,902)	(439,960)	(5,015,205)	(1,916,162)

Other income (expense):
Interest income	--	--	1	--
Interest expense	(460,388)	(202,173)	(1,066,599)	(1,327,356)
Gain on derivative valuation	1,051,516	365,306	5,639,996	339,700
Equity issuance costs related to warrants	--	--	(1,095,309)	--
Loss on note conversion offering expense	(47,348)	--	(47,348)	--
Gain (loss) on extinguishment of debt	(83,754)	--	1,588,821	--
Gain on extinguishment of liabilities	--	67,106	--	481,590
Loss on retirement of debt offering costs	(53,150)	--	(53,150)	--
Gain (loss) on sale of assets	2,421	62,455	781	(74,166)
Other income , net	(3,467)	--	(1,345)	4,356
Total other income (expense)	405,830	292,694	4,965,848	(575,876)

Loss before income taxes	(711,072)	(147,266)	(49,357)	(2,492,038)
Provision for income taxes	--	--	--	--
Net loss	$(711,072)	$(147,266)	$(49,357)	$(2,492,038)

Net loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares – basic and diluted	107,263,073	110,203,877	98,564,531	108,727,784

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2013
Cash flows from operating activities:
Net income (loss)	$(49,357)	$(2,492,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	918,206	183,564
Common stock issued for services	167,494	4,200
Accretion of discount on convertible notes payable	593,297	853,321
Stock based compensation	255,001	13,961
Loss (gain) on sale of assets	(781)	74,166
Gain on extinguishment of debt	(1,588,821)	--
Gain on extinguishment of liabilities	--	(481,590)
Gain on derivative liability valuation	(5,639,996)	(339,700)
Warrants issued and expensed for issuance costs	1,095,309	--
Expensed offering costs	47,348	--
Retirement of debt offering costs	53,150	--
Allowance for doubtful accounts	4,493	(8,484)
Changes in assets and liabilities:
Decrease in accounts receivable	74,309	512,629
Decrease (increase) in inventories	(301,484)	17,380
Decrease in debt offering costs	86,338	42,176
Decrease in prepaid and other assets	205,175	145,411
Increase (decrease) in accounts payable and accrued expenses	773,903	(15,883)
Increase (decrease) in deferred revenues	20,072	(41,499)

Net cash used in operating activities	(3,286,344)	(1,532,386)

Cash flows from investing activities:
Purchase of equipment	(160,599)	--
Proceeds from the sale of assets	3,171	80,504

Net cash used by investing activities	(157,428)	80,504

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(Unaudited)
	Nine Months Ended
	September 30,
	2012	2013
Cash flows from financing activities:
Proceeds from equity financing	6,150,000	--
Proceeds from issuance of convertible note and warrants	1,774,799	1,175,000
Proceeds from issuance of a non-convertible note	--	20,000
Principal payments on debt	(4,017,649)	--
Equity issuance costs	(776,483)	--
Decrease in restricted cash	--	140,700
Payments for debt extinguishment costs	(275,041)	--
Payments for extinguishment of liabilities	--	(202,800)

Net cash provided by financing activities	2,855,626	1,132,900

Net decrease in cash	(588,146)	(318,982)

Cash beginning of period	961,265	394,342

Cash end of period	$373,119	$75,360

Supplemental disclosure of cash flow information:
Interest paid	$307,102	$66,300
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2012 and September 30, 2013 and the results of operations for the three and nine months ended September 30, 2012 and 2013, respectively, with the cash flows for each of the nine months ended September 30, 2012 and 2013, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

As we experienced net losses during the three and nine months ended September 30, 2012 and 2013, respectively, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 43,096,469 shares of common stock at prices ranging from $0.17 to $4.00 per share were outstanding at September 30, 2013. Additionally we had restricted stock units of 3,368,247 outstanding at September 30, 2013.  Furthermore, the Company had convertible debt that was convertible into 20,900,000 shares of common stock at September 30, 2013.  All the above were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 4 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at September 30, 2013 was 4,291,078.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 88,200 at September 30, 2013.

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

The fair values for the options granted for the nine months ended September 30, 2012 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Nine Months Ended September 30, 2012
Risk free interest rate	1.65%
Expected life (in years)	10.0
Expected volatility	78.97%
Expected dividend yield	0.00%

The weighted average fair value of options granted during the nine months ended September 30, 2012 was $0.37. There were no options granted during the nine months ended September 30, 2013.

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

The fair values for the warrants issued for the six months ended September 30, 2012 and 2013 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Risk free interest rate	1.17%	0.65%
Expected life (in years)	5.76	4.42
Expected volatility	82.78%	90.68%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants issued during the nine months ended September 30, 2012 and 2013 was $0.23 and $0.05, respectively.

Results of operations for the nine months ended September 30, 2012 and 2013 includes $255,001 and $13,961 respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

Included in the $255,001 non-cash stock-based compensation expense for the nine months ended September 30, 2012 are (i) $50,500 for 202,633 restricted stock units issued to 5 members of the board of directors, (ii) $484 for 50,000 options granted to 4 employees and (iii) $204,017 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

The $13,961 non-cash stock-based compensation expense for the nine months ended September 30, 2013 was a result of the vesting of unexpired options and warrants issued prior to January 1, 2013.

The impact on our results of operations for recording stock-based compensation for the three and nine months ended September 30, 2012 and 2013 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013
General and administrative	$38,719	$13,689	$158,947	$13,961
Research and development	22,696	--	96,054	--

Total	$61,415	$13,689	$255,001	$13,961

Due to unexercised options and warrants outstanding at September 30, 2013, we will recognize an aggregate total of $58,534 of compensation expense over the next two years based upon option and warrant award vesting parameters as shown below:

2013	$27,956
2014	30,578
Total	$58,534

The following unaudited tables summarize option and warrant activity during the nine months ended September 30, 2013.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2012	43,396,863	$0.54
Options granted	--	--
Warrants issued	850,000	0.25
Expired	(643,094)	0.55
Forfeited	(507,300)	1.41
Exercised	--	--

Outstanding at September 30, 2013	43,096,469	$0.48

The following table summarizes information about stock options and warrants outstanding at September 30, 2013.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.17-0.95	40,024,414	3.59	$0.42	39,941,081	$0.42
1.00-1.59	2,727,555	2.97	1.04	2,688,222	1.04
2.25-4.00	344,500	2.27	2.54	344,500	2.54
$0.25-4.00	43,096,469	3.54	$0.48	42,973,802	$0.48

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule.  During the nine months ended September 30, 2013, 686,667 restricted stock units valued at $51,500 were awarded to five members of our board of directors for services rendered during the year ended 2012.  One member of our board of directors settled 258,553 restricted stock units at the conclusion of his board participation during the nine months ended September 30, 2013.  The value of the units awarded had been expensed as directors fees in the year ended December 31, 2012.  For the nine months ended September 30, 2012 we awarded 202,633 restricted stock units to five members of our board of directors.

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2013.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2012	2,940,133	$1.11
Awarded at fair value	686,667	0.08
Canceled/Forfeited	--	--
Settled by issuance of stock	(258,553)	0.82
Outstanding at September 30, 2013	3,368,247	$0.92
Vested at September 30, 2013	3,368,247	$0.92

Note 5 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents.  On September 30, 2013 we had no bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation.  On December 31, 2012 we had bank balances of $38,847 in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $374,330 and $821,608 net accounts receivable for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, were (i) $433,291 and $856,462 for billed trade receivables, respectively; (ii) $(1,341) and $44,478 of unbilled trade receivables less invoiced unearned revenue (iii) $0 and $1,808 for employee travel advances and other receivables, respectively; less (iv) ($57,620) and ($81,140) for allowance for uncollectible accounts, respectively.

The service contract with our largest customer expired May 31, 2013. The revenues from this customer accounted for 85% of our revenues for the nine months ended September 30, 2013.  This customer accounted for 74% of our revenue for the 3 months ended September 30, 2013 related to non recurring sales.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of September 30, 2013, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,538 and $7,613 for both the three and nine months ended September 30, 2013 and 2012, respectively. Estimated amortization expense, if all patents were issued at the beginning of 2013, for each of the next five years is as follows:

Year ending December 31:
2013	$11,343
2014	$10,121
2015	$10,121
2016	$10,121
2017	$10,121

Long-Lived Assets

We review our long-lived assets, including patents, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. For the nine months ended September 30, 2013 we recorded a $74,166 loss on disposal of assets of which (i) $40,824 was for the abandonment of lease hold improvements related to our move from our 7050 Union Park location, (ii) $25,685 related to the retirement of furniture & fixtures, (iii) $7,657 related to equipment sold or no longer in use.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $78,881 and $473,194 of research and development costs for the three and nine months ended September 30, 2013, respectively.  We expensed $325,126 and $1,346,540 of research and development costs for the three and nine months ended September 30, 2012, respectively.

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

For the nine months ended September 30, 2013 and 2012, we had the same customer that individually constituted 85% of our total revenues. The service contract with our largest customer expired May 31, 2013.  This customer accounted for 74% of our revenue for the 3 months ended September 30, 2013 related to non recurring sales.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the nine months ended September 30, 2013 and year ended December 31, 2012 was as follows:

	December 31, 2012	September 30, 2013

2012 Secured Convertible Notes	$2,428,166	$4,143,559
Unsecured Convertible Note	673,840	923,842
Interest Promissory Note	--	20,000
Total	3,102,006	5,087,401
Less Current Portion	(3,102,006)	(5,087,401)
Total Long-term	$--	$--

2012 Secured Convertible Notes

We engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”). As of September 30, 2013 we have issued notes having an aggregate principal value of $4,225,000 as explained below.  The notes were originally due and payable on or before July 13, 2013; however in August 2013, we and the requisite parties executed an amendment of the notes whereby, effective as of July 13, 2013, the maturity date of the notes was extended to October 31, 2013 and was further extended to December 31, 2013 effective October 31, 2013.  The notes bear interest at 12% per annum and may convert to common stock at a $0.25 per share conversion price.  We also granted holders of the notes (with the exception of the 2013 Accounts Receivable Purchase Agreement conversion debt issuance described below) warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.

In July 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See 2011 Bridge Loan described below) to the 2012 convertible Debt Offering, which extinguished the 2011 Bridge Loan.  Of the $1,000,000 non-converted principal amount, we realized $923,175 of cash in the initial closing and issued warrants to acquire 3,800,000 shares of our common stock.  We paid $76,825 in investment banking fees and costs of the offering.

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

In August 2013, we converted the $750,000 principal balance of 2013 Accounts Receivable Purchase Agreement into our 2012 Convertible Debt Offering through the issuance of short term debt. No warrants were issued with respect to this transaction.

The notes and warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued on the dates issued using a Black-Scholes pricing model.

We recorded an aggregate derivative liability of $889 and $560,000 as of September 30, 2013 and 2012, respectively related to the conversion feature of the note. A derivative valuation gain of $93,237 and a $72,000 derivative valuation loss was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and the time the notes were issued, respectively.  The aggregate derivative liability of $889 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.03%, (ii) expected life (in years) of 0.25; (iii) expected volatility of 91.98%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07.

We recorded an aggregate derivative liability of $182,100 and $616,000 as of September 30, 2013 and 2012, respectively, related to the warrant reset provision on the warrants mention above. A derivative valuation gain of $44,200 and a $16,000 derivative valuation loss was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and from the time the warrants were issued, respectively.  The aggregate derivative liability of $182,100 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.57%, (ii) expected life (in years) of 3.80; (iii) expected volatility of 90.64%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07.

The principal value of the secured convertible notes at September 30, 2013 is being accreted over the October 31, 2013 extended term of the obligation with the cumulative effect of ($23,878) and $603,319 included in interest expense for each the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012 we included $226,665 as interest expense for the accretion of these notes.

The notes bear a 12% annual interest rate for which $118,175 and $321,000 was included in interest expense for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2012 we included $63,551 in interest expense for the related accrued interest.

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

We recorded an aggregate derivative liability of $500 and $224,700 as of September 30, 2013 and 2012, respectively, related to the conversion feature of the note. Derivative valuation gains of $45,900 and $75,300, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $500 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.02%, (ii) expected life (in years) of 0.3; (iii) expected volatility of 91.99%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $83,334 and $250,002 was included in interest expense for each the three and nine months ended September 30, 2013 and 2012, respectively. The note bears an 8% annual interest rate payable semi-annually, and for each the three and nine months ended September 30, 2013 and 2012, $20,000 and $60,000, respectively was included in interest expense.

2013 Accounts Receivable Purchase Agreement

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months. In August 2013 this obligation was satisfied by a $750,000 debt issuance pursuant to our 2012 Secured Convertible Notes.

Interest Promissory Note

On April 17, 2013 we entered into a $20,000 Promissory Note with the holder of our Unsecured Convertible Note for unpaid interest due at that time on the note The Promissory Note is due on December 31, 2013 and bears a 12% annual interest rate. For the three and nine months ended September 30, 3013 we included $600 and $1,087 in interest expense.

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

With the retirement of the Amended and Restated Note we recorded no aggregate derivative liability at September 30, 2012, however at the date of retirement we recorded a derivative valuation gain of $203,700, related to the conversion feature of the Amended and Restated Note to reflect the change in value of the aggregate derivative from December 31, 2011 to the date of retirement. The derivative value of $81,500 at the date of retirement was recorded as additional paid in capital.

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

We recorded an aggregate derivative liability of $5,500 and $28,100 as of September 30, 2013 and 2012, respectively, related to the warrant reset provision.  Derivative valuation gains of $400 and $128,200, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $5,500 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.55%, (ii) expected life (in years) of 2.5; (iii) expected volatility of 98.65%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07.

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

We recorded an aggregate derivative liability of $6,100 and $29,800 as of September 30, 2013 and 2012, respectively, related to the reset provision for the original and placement warrants issued.  Derivative valuation gains of $1,300 and $113,900, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $6,100 for the reset provision of the warrants and placement warrants issued was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.73%, (ii) expected life (in years) of 3.2; (iii) expected volatility of 94.19%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07.

We recorded an aggregate derivative liability of $5,900 and $24,700 as of September 30, 2013 and 2012, respectively, related to the reset provision for the warrants issued for an extension of the maturity date.  Derivative valuation gains of $1,300 and $71,825, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $5,900 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.73%, (ii) expected life (in years) of 3.2; (iii) expected volatility of 94.19%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07.

The principal value of the note was being accreted over the amended term of the obligation, for which $17,662 and $116,630 was included in interest expense for the three and nine months ended September 30, 2012, respectively.  The note bore an 18% annual interest rate and for the three and nine months ended September 30, 2012, $5,769 and $100,899, respectively was included in interest expense

Equipment Purchase and Sale Agreement

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

The 3% fee mention above was recorded as interest expense for which $63,000 was included for the nine months ended September 30, 2012.

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

	Common Shares Issued	Number of A Warrants	Value of A Warrants	Value of B Warrants	Total Warrant Value
Investors	24,816,000	12,408,000	$372,417	$39,387	$411,804
Bridge Loan Conversion	1,600,000	800,000	24,011	2,539	26,550
Equipment Finance Conversion	2,000,000	1,000,000	30,014	3,174	33,188
Agency	--	4,262,400	127,933	13,531	141,464
Total	28,416,000	18,470,400	$554,375	$58,631	$613,006

We recorded an aggregate derivative liability of $613,006 and $2,362,721 as of September 30, 2013 and 2012, respectively, related to the reset feature of the A warrants and the B warrants mentioned above. Derivative valuation gains of $144,463 and $2,760,071 were recorded to reflect the change in value of the aggregate derivative liability from December 31, 2012 and the time the warrants were first issued, respectively.  The aggregate derivative liability of $613,006 was calculated as follows: (1) $554,375 for the reset feature of the A warrants using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.83%, (ii) expected life (in years) of 4.5; (iii) expected volatility of 89.49%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07 and (2) $58,631 for the B warrants using the Geometric Brownian Motion methodology with a risk neutral Monte Carlo approach.

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

We recorded an aggregate derivative liability of $100,500 and $500,000 as of September 30, 2013 and 2012, respectively, related to the reset feature of the warrants issued under the Placement Agency Agreement. Derivative valuation gains of $8,900 and $2,375,000, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $100,500 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.36%, (ii) expected life (in years) of 2.2; (iii) expected volatility of 104.13%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.07.

Note 8 – Liquidity and Capital Resources

At September 30, 2013, we had cash of $75,360, total current assets of $520,860, total current liabilities of $7,686,972 and total stockholders' deficit of $6,870,378.  Included in current liabilities is $914,495 related to the value of the embedded derivatives for our senior secured convertible notes, our unsecured convertible note, and warrants issued in connection with our 2012 Equity Financing and notes.  All of our notes mature within the next six months and must either be refinanced or otherwise retired.  We do not have the liquidity to do so nor do we have the ability to raise additional equity to retire the notes.

Cash used in operations during the nine months ended September 30, 2013 was $1,532,386 compared to cash used in operations for the nine months ended September 30, 2012 of $3,286,344. Although the net cash used in operations decreased it was primarily due to a decrease in accounts receivable of $512,629 and a decrease in accounts payable and accrued liabilities of $15,883.  The negative cash flow was sustained by cash reserves from the issuance of our senior secured convertible notes and the sales of our accounts receivable to a related party, which was treated as debt in our financial statements and has been converted to senior secured convertible debt.  We expect to continue to experience negative operating cash flow until we secure additional customers that replace the revenue no longer realize from our former largest customer or cease operations.

We initiated discussions with various of our accounts payable vendors to settle some of our accounts payable for less than face value in exchange for a payment in cash and/or issuance of common stock.  For the nine months ended September 30, 2013 we recorded a $481,590 gain on extinguishment of liabilities resulting from the issuance of 2,240,852 shares of our common stock valued at $153,860 and cash payments totaling $202,800 to 21 of our accounts payable vendors.  As of September 30, 2013 we owe 7 of these vendors an additional aggregate amount of $58,817.

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  The $750,000 was discounted by $45,000 and we received net proceeds from the accounts receivable factoring of $705,000.  On August 8, 2013, we converted the $750,000 principal balance of 2013 Accounts Receivable Purchase Agreement into our 2012 Convertible Debt Offering through the issuance of short term debt. No warrants were issued with respect to this transaction.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  Accordingly we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In January 2013 we entered into a Merger Agreement with AllDigital Holdings, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the third quarter of 2013.  On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, the parties entered into an amendment to the Merger Agreement which provides that either party may (i) terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed. On June 30, 2013, we entered into a second amendment to the Merger Agreement which (i) increased the percentage of our outstanding common stock AllDigital’s shareholders would receive in the merger from 54% to 58%, (i) modified a number of the closing conditions of the merger, including the working capital and net cash flow require, (iii) added a new closing condition that we have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million, of our common stock, (iv) extended the “end date” (a date upon which either party may terminate the Merger Agreement if the merger has not been consummated) from July 31, 2013 to October 31, 2013, (v) eliminated one of our existing directors from the post-closing board of directors such that the post-closing directors are expected to be Donald A. Harris, Paul Summers, David Williams and up to two additional directors mutually approved by us and AllDigital prior to the closing of the merger and (vi) changed the reverse stock split ratio from a 10 to 1 reverse stock split to a 15 to 1 reverse stock split.  On July 9, 2013, we filed a Registration Statement on Form S-4 (File No. 333-189869) with the SEC in connection with the anticipated merger and on August 29, 2013, we filed Amendment No. 1 to such Registration Statement as well as an additional Registration Statement on Form S-4 (File No. 333-190898) relating to exchange offers required by the Merger Agreement.  On August 26, 2013, we and AllDigital entered into a third amendment to the merger agreement which (i) amended the closing condition that Broadcast have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million to provide that the minimum commitments will instead be the difference between $1.5 million and the principal amount of the combined convertible notes, (ii) excluded shares issuable upon conversion of the combined convertible notes from the calculation of fully diluted capital stock for both Broadcast and AllDigital for purposes of determining relative ownership upon closing of the merger, (iii) added a condition that no one but Broadcast shall have any ownership interest in any intellectual property or intellectual property rights at any time owned or supplied by Broadcast, as determined by AllDigital in its reasonable discretion, and (iv) eliminated the ability of either party to terminate the merger agreement without cause on three days advance written notice and with no further liability to the other party.

The merger was not consummated by October 31, 2013, and on November 4, 2013, we notified AllDigital that we were terminating the Merger Agreement as a result.  AllDigital responded by asserting that we were not entitled to terminate the Merger Agreement for that reason because it alleged that our failure to perform our obligations under the Merger Agreement caused the Merger not to be consummated by the October 31, 2013 deadline.  In addition, AllDigital notified us that it was terminating the Merger Agreement for cause as a result of our alleged violation of the non-solicitation provisions of the Merger Agreement, which AllDigital believes triggers a termination fee of $100,000 and 4% of our equity on a non-diluted basis, and for various other alleged misrepresentations and breaches.  We dispute AllDigital’s allegations and assertions, deny that AllDigital is entitled to any termination fee and reserve the right to pursue damages from AllDigital arising from AllDigital’s actions in relation to the Merger Agreement.  In connection with the termination of the Merger Agreement, we filed requests to withdraw our Registration Statements on Form S-4 (File Nos. 333-189869 and 333-190898) with the Securities and Exchange Commission on November 6, 2013.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of September 30, 2013, we had issued notes with an aggregate principal value of $4,225,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of March 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire a total of 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering.  In August 2013, we converted the $750,000 principal balance of our 2013 Accounts Receivable Purchase Agreement into our 2012 Convertible Debt Offering through the issuance of short term debt. No warrants were issued with respect to this transaction.  Effective October 31, we and the requisite parties executed an amendment of the notes issued pursuant to the 2012 Convertible Debt Offering whereby the maturity date of the notes was extended to December 31, 2013.

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

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect that our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of CodecSys technology.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	$--	$--	$--	$--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$914,495	$--	$--	$914,495
Total liabilities measured at fair value	$914,495	$--	$--	$914,495

(1) See Notes 6 & 7 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2013.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2012	$(1,191,269)
Total gains or losses (realized and unrealized)
Included in net loss	339,700
Valuation adjustment	--
Purchases, issuances, and settlements, net	(62,926)
Transfers to Level 3	--
Balance at September 30, 2013	$(914,495)

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

We entered into a Master Lease Agreement dated as of July 28, 2009 with the financial institution pursuant to which we sold to the financing institution certain telecommunications equipment to be installed at 1,981 (subsequent additional locations have increased the customer’s network to an aggregate of approximately 2,100 locations) of our customer’s retail locations in exchange for a one-time payment of $4,100,670 by the financial institution. We paid to the financial institution 36 monthly lease payments of approximately $144,000 plus applicable sales taxes. We had the right to terminate the lease after making 33 payments for a termination fee of the higher of approximately 10% of the original equipment value (approximately $410,000) or the then “in-place fair market value” after which payment we would own all of the equipment. We gave timely notice of exercise of this option. We were a party to a lawsuit to determine if the “in-place fair market value” exceeded 10% of the original lease value and by what amount.  We contended that the three payments made subsequent to the notice exercising our right to purchase constitute full payment for the equipment. The equipment broker contended that we owed an additional amount.  Our accounting records reflected that the capital lease had been retired and the equipment was fully depreciated.

During the year ended December 31, 2012 we included in our lease payments approximately $422,100 toward the in place fair market value. Additionally during the year ended December 31, 2012 and the five months ended May 31, 2013 we made payments of $140,700 and $284,400, respectively, into an escrow account held by the court pending resolution of our dispute.

On June 13, 2013 this matter was settled resulting in a $370,000 payment to the plaintiff, which had previously been deposited in escrow with the Court.  For the nine months ended September 30, 2013 we recorded this expense as part of our cost of sales as it was related to the equipment used by one of our customers.

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

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI shares of our common stock and cash in exchange for approximately 50,127,218 shares of the common stock of IDI. Since May 18, 2004, we have acquired additional common share equivalents IDI.  As of September 30, 2013, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of September 30, 2013 we have advanced an aggregate amount of $3,393,149, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 12 – Employment Amendment and Settlement Agreements

Pursuant to the January 6, 2013 Amendment and Settlement Agreement with each of Mr. Tiede, Mr. Solomon, and a Senior Vice President their respective employment agreements were modified and we agreed to issue each individual 529,100 shares of common stock if they were terminated by us at any time following January 6, 2013.  All other termination benefits and severance were terminated as of January 6, 2013. We had an obligation as of March 6, 2013 to issue to each of them 529,100 shares of common stock.  As of September 30, 2013 these shares had not been issued, however an aggregate of $60,481 has been accrued representing the value of the benefits which will be exchanged for the shares.

Note 13 – Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This Update indicates that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset except in circumstances where a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction. This Update is effective for years beginning after December 15, 2013 for public companies and after December 15, 2014 for private companies. The Company doesn’t expect this Update to have a significant impact on its financials.  However, the Company will ensure the presentation of any unrecognized tax benefit is presented in accordance with the Update.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  This Update permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a US benchmark interest rate for hedge accounting purposes. Furthermore, the Update eliminates the restriction on using different benchmark rate for similar hedges. This Update is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company doesn’t expect this Update to have a significant impact on its financials.  However, if any new hedges are entered into, the update will be considered when determining which benchmark rate to use.

In July 2013, the FASB issued ASU 2013-09, Fair Value Measurement (Topic 820) – Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04.  This Update defers indefinitely required disclosures about significant unobservable inputs used in Level 3 measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities. This Update is effective upon issuance. The Company doesn’t expect this Update to impact its financials since it does not issue a financial statement for nonpublic employee benefit plans.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements  (Topic 205) – Liquidation Basis of Accounting. This Update requires an entity to use the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent if the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved or (b) a plan for liquidation is being imposed by other forces. The Update also indicates that asset should be measured and presented at the expected amount of cash proceeds to be received upon liquidation.  The entity should also present any assets not previously recognized but expects to sell in liquidation or use in settling liabilities (i.e. trademarks, etc.). This Update is effective for periods beginning after December 15, 2013. The Company doesn’t expect this Update to impact its financials since it does not expect liquidation to be imminent in the near future.

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

Note 14 – Supplemental Cash Flow Information

2013
For the nine months ended September 30, 2013 we issued 458,553 shares of our common stock to one former member of our board of directors for services rendered of which (i) 258,553 was for the settlement of previously awarded restricted stock units and (ii) 200,000 valued at $15,000 for unpaid services rendered in 2012, which had been expensed and included in our accounts payable at December 31, 2012.

For the nine months ended September 30, 2013 we issued an aggregate of 60,000 shares of our common stock valued at $4,200 to six individuals for services rendered.

For the nine months ended September 30, 2013 we awarded 686,667 restricted stock units issued valued at $51,500 to four members of our board of directors for services rendered in 2012. The value of these awards had been expensed and included in our Accounts Payable at December 31, 2012.

For the nine months ended September 30, 2013 we recorded a $74,166 loss on disposal of assets of which (i) $40,824 was for the abandonment of lease hold improvements related to our move from our 7050 Union Park location, (ii) $25,685 related to the retirement of furniture & fixtures, (iii) $7,657 related to equipment sold or no longer in use. Additionally, we received cash proceeds net of costs from these sales of $80,504.

For the nine months ended September 30, 2013 we reduced our accounts payable by $838,250 and recorded a $481,590 gain on extinguishment of liabilities resulting from the issuance of 2,240,852 shares of our common stock valued at $153,860 and cash payments totaling $202,800 to 21 of our accounts payable vendors.  As of September 30, 2013 we owe 7 of these vendors an additional aggregate amount of $58,817. Additionally we reduced our accounts payable by $335,701 by returning equipment to two vendors who accepted the returns for full credit against our payable.

For the nine months ended September 30, 2013 an aggregate non-cash expense of $853,321 was recorded for the accretion of notes payable as follows: (i) $250,002 for our unsecured convertible note and (ii) $603,319 for our 2012 secured convertible notes.

For the nine months ended September 30, 2013, we recognized $183,564 in depreciation and amortization expense from the following: (i) $1,167 related to cost of sales for equipment used directly by or for customers, (ii) $174,784 related to other property and equipment, and (iii) $7,613 for patent amortization.

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

Note 15 – Subsequent Events

Effective October 31, 2013, we and the requisite parties executed an amendment of the notes issued pursuant to the 2012 Convertible Debt Offering whereby the maturity date of the notes was extended to December 31, 2013.

In January 2013 we entered into a Merger Agreement with AllDigital Holdings, Inc. The merger was not consummated by October 31, 2013, (a date upon which either party may terminate the Merger Agreement if the merger had not been consummated) and on November 4, 2013, we notified AllDigital that we were terminating the Merger Agreement as a result.  AllDigital responded by asserting that we were not entitled to terminate the Merger Agreement for that reason because it alleged that our failure to perform our obligations under the Merger Agreement caused the Merger not to be consummated by the October 31, 2013 deadline.  In addition, AllDigital notified us that it was terminating the Merger Agreement for cause as a result of our alleged violation of the non-solicitation provisions of the Merger Agreement, which AllDigital believes triggers a termination fee of $100,000 and 4% of our equity on a non-diluted basis, and for various other alleged misrepresentations and breaches.  We dispute AllDigital’s allegations and assertions, deny that AllDigital is entitled to any termination fee and reserve the right to pursue damages from AllDigital arising from AllDigital’s actions in relation to the Merger Agreement.  In connection with the termination of the Merger Agreement, we filed requests to withdraw our Registration Statements on Form S-4 (File Nos. 333-189869 and 333-190898) with the Securities and Exchange Commission on November 6, 2013.

We evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that need to be reported.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors set forth more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Registration Statement on Form S-4 (File No, 333-189869), including without limitation :

•	Our inability to consummate the proposed merger with AllDigital Holdings, Inc.

•	loss of customers that historically provided more than 90% of our revenues;

•	dependence on commercialization of our CodecSys technology;

•	our need and ability to raise sufficient additional capital;

•	uncertainty about our ability to repay our outstanding convertible notes;

•	our continued losses;

•	delays in adoption of our CodecSys technology;

•	concerns of OEMs and customers relating to our financial uncertainty;

•	restrictions contained in our outstanding convertible notes;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	dependence on significant customers;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

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

Because we were not successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and found it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by itself.  Accordingly, we sought a merger partner that has compatible video broadcasting products and services, with which it could integrate the CodecSys encoding system.  In January 2013, we entered into the Merger Agreement with AllDigital Holdings, Inc. (“AllDigital”). On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, and gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, we entered into an amendment to the Merger Agreement which (i) provides that either party may terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) removes the “No Shop” provision preventing us from contacting other potential purchasers or merger partners.  On June 30, 2013, we entered into a second amendment to the Merger Agreement which (i) increased the percentage of our outstanding common stock AllDigital’s shareholders would receive in the merger from 54% to 58%, (i) modified a number of the closing conditions of the merger, including the working capital and net cash flow require, (iii) added a new closing condition that we have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million, of our common stock, (iv) extended the “end date” (a date upon which either party may terminate the Merger Agreement if the merger has not been consummated) from July 31, 2013 to October 31, 2013, (v) eliminated one of our existing directors from the post-closing board of directors such that the post-closing directors are expected to be Donald A. Harris, Paul Summers, David Williams and up to two additional directors mutually approved by us and AllDigital prior to the closing of the merger and (vi) changed the reverse stock split ratio from a 10 to 1 reverse stock split to a 15 to 1 reverse stock split.  On July 9, 2013, we filed a Registration Statement on Form S-4 (File No. 333-189869) with the SEC in connection with the anticipated merger and on August 29, 2013, we filed Amendment No. 1 to such Registration Statement as well as an additional Registration Statement on Form S-4 (File No. 333-190898) relating to exchange offers required by the Merger Agreement.  On August 26, 2013, we and AllDigital entered into a third amendment to the merger agreement which (i) amended the closing condition that Broadcast have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million to provide that the minimum commitments will instead be the difference between $1.5 million and the principal amount of the combined convertible notes, (ii) excluded shares issuable upon conversion of the combined convertible notes from the calculation of fully diluted capital stock for both Broadcast and AllDigital for purposes of determining relative ownership upon closing of the merger, (iii) added a condition that no one but Broadcast shall have any ownership interest in any intellectual property or intellectual property rights at any time owned or supplied by Broadcast, as determined by AllDigital in its reasonable discretion, and (iv) eliminated the ability of either party to terminate the merger agreement without cause on three days advance written notice and with no further liability to the other party.

The merger was not consummated by October 31, 2013, and on November 4, 2013, we notified AllDigital that we were terminating the Merger Agreement as a result.  AllDigital responded by asserting that we were not entitled to terminate the Merger Agreement for that reason because it alleged that our failure to perform our obligations under the Merger Agreement caused the Merger not to be consummated by the October 31, 2013 deadline.  In addition, AllDigital notified us that it was terminating the Merger Agreement for cause as a result of our alleged violation of the non-solicitation provisions of the Merger Agreement, which AllDigital believes triggers a termination fee of $100,000 and 4% of our equity on a non-diluted basis, and for various other alleged misrepresentations and breaches.  We dispute AllDigital’s allegations and assertions, deny that AllDigital is entitled to any termination fee and reserve the right to pursue damages from AllDigital arising from AllDigital’s actions in relation to the Merger Agreement.  In connection with the termination of the Merger Agreement, we filed requests to withdraw our Registration Statements on Form S-4 (File Nos. 333-189869 and 333-190898) with the Securities and Exchange Commission on November 6, 2013.

On July 31, 2009, we entered into a $10.1 million, three-year contract with Bank of America, a Fortune 10 financial institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. For the year ended December 31, 2012, we realized approximately $6,386,903 from this contract, which constituted approximately 85% of our revenues for the period.  For the year ended December 31, 2012, we realized approximately $7,540,025 in revenue from this contract, which contributed approximately 89% of our revenues for the year.  For the nine months ended September 30, 2013, we realized approximately $2,491,015 in revenue compared to $4,894,935 for the nine months ended September 30, 2012, which constituted 85% and 84% of our total revenues respectively. The contract with our largest customer expired in May 2013, and we expect our revenues will be substantially less going forward unless we can secure contracts which can replace the revenue lost from this customer.

Our revenues for the three months ended September 30, 2013 decreased by approximately $1,584,969 to $460,308 compared to revenues for the three month period ended September 30, 2012 of $2,045,273. With the large decrease in our revenues, our gross margin decreased $416,295 compared to our gross margin for the three months ended September 30, 2012 and we continue to deplete our available cash and need future equity and debt financing because we continue to spend more money that we generate from operations.  To fund operations, we have engaged in the transactions described below under the heading “Liquidity and Capital Resources.”

Results of Operations for the Nine Months ended September 30, 2013 and September 30, 2012

Revenues

We generated $2,915,535 in revenue during the nine months ended September 30, 2013.  During the same nine-month period in 2012, we generated revenue of $5,790,363.  The decrease in revenue of $2,874,828 or 50% was due primarily to the loss of our largest customer.  Revenues from this customer decreased by $2,403,920, which accounted for 84% of the total decrease in revenues. In addition, web hosting and streaming revenues from one other customer of $205,370 in 2012 were not repeated in 2013.

Sales revenues from our largest customer, which we will no longer service in the future, accounted for approximately 85% of total revenues for the nine months ended September 30, 2013 and approximately 85% for the nine months ended September 30, 2012.  We will no longer be servicing this customer in the future, which makes finding new customers and restructuring of our costs imperative if we are to survive as a stand-alone entity.

Cost of Revenues

Cost of revenues decreased by approximately $2,186,230 to $1,671,452 for the nine months ended September 30, 2013 from $3,857,682 for the nine months ended September 30, 2012. The gross margin from operations decreased $688,598 from a gross margin of $1,932,681 in the nine months ended September 30, 2012 to a gross margin of $1,244,083 for the nine months ended September 30, 2013. The decrease in cost of revenues was due primarily to the loss of our largest customer, which allowed us to decrease the cost of our operations department and third party costs for installation and service of that account. Although the total revenues and costs of revenues decreased, the gross margin from operations decreased as a percentage even more primarily due to the loss of revenue being greater that our cost reduction measures could offset.

Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $2,277,063 compared to $3,589,602 for the nine months ended September 30, 2012. The decrease of approximately $1,312,539 resulted from decreases totaling $709,838 in employee related expenses due to a reduction in the number of employees and a reduction in salaries for some executives, $295,110 in consulting fees, $301,071 in temporary help, $238,630 in trade show and convention and travel related expenses, and $144,986 in granted option and warrant expenses.  These reductions were the result of the less activity due to the loss of our largest customer for which we ceased performing any material services at the end of May.  The total reductions were partially offset by an increase of $262,099 in legal and other profession services related primarily to the proposed merger with AllDigital.  Research and development in process decreased by $873,346 for the nine months ended September 30, 2013 to $473,194 from $1,346,540 for the nine months ended September 30, 2012. The development expenditures have been significantly curtailed in view of the proposed merger and cessation of sales efforts of the CodecSys products. The decrease resulted primarily from a decrease of $326,970 in employee related expenses reflecting a decrease in the number of employees, a decrease of $191,193 in tradeshow and convention related expenses, and a decrease of $136,447 in consulting fees.   Sales and marketing expenses decreased $1,330,144 to $227,591 for the nine months ending September 30, 2013 from $1,557,735 for the nine months ending September 30, 2012.  The decrease was primarily a result of decreased employee related expenses of $720,188 and a decrease in conventions and related travel expenses of $388,608, which were the result of reducing staff and sales efforts of the CodecSys products and services.

Even with the reduced revenue, due to a reduction of operating expenses as explained above, our operating loss decreased $3,099,043 from an operating loss of $5,015,205 for the nine months ended September 30, 2012 to an operating loss of $1,916,162 for the nine months ended September 30, 2013.

Interest Expense

For the nine months ended September 30, 2013, we incurred interest expense of $1,327,356 compared to interest expense for the nine months ended September 30, 2012 of $1,066,599.  The increase of $260,757 resulted primarily from increased interest expense of approximately $416,574 related to the interest on our senior secured convertible notes, offset by a decrease of approximately $128,401 related to satisfaction of leasing obligations and interest payable to vendors.

Net Income

We realized a net loss for the nine months ended September 30, 2013 of $2,492,038 compared with a net loss for the nine months ended September 30, 2012 of $49,357 resulting in an increase in our net loss of $2,442,681. The increase in net loss resulted primarily from a reduction of $5,300,296 in income related to our derivative valuation gain calculation.  In addition, the gain from the extinguishment of debt and liabilities decreased by $1,107,231. These elements that increased the net loss were partially offset by a decrease in our operating loss of $3,099,043 as explained above due to our cost reduction efforts and a decrease of $1,095,309 incurred for costs related to the issuance of warrants for the nine months ended September 30, 2012 that were not repeated in 2013.

Results of Operations for the Three Months ended September 30, 2013 and September 30, 2012

Revenues

We generated $460,309 in revenue during the three months ended September 30, 2013.  During the same three-month period in 2012, we generated revenue of $2,045,278.  The decrease in revenue of $1,584,969 or approximately 77% was due primarily to the expiration of the contract with our largest customer and the general reduction of services provided for that customer after the expiration of the contract on May 31, 2013.  The revenue generated for this customer aggregated $340,177 for the three months ended September 30, 2013 compared to $1,680,927 for the three months ended September 30, 2012.  The decrease of $1,340,750 in revenues from this customer was due to the expiration of our service contract with the customer. Of the $340,177 of revenues from our customer, $300,000 related to a one time sale of our music on hold service software to our customer. In addition, web hosting and streaming revenues from one other customer of $74,620 in 2012 were not repeated in 2013.  Going forward we would expect to have revenues of only approximately $100,000 per quarter until we secure additional customers.

Our largest customer accounted for approximately 74% of our revenues for the three months ended September 30, 2013 compared to 82% of our revenues for the three months ended September 30, 2012.  We will no longer being servicing this customer in the future, which makes restructuring and reducing of our costs imperative if we are to secure new customers to replace the lost revenues and remain as a viable stand-alone entity.

Cost of Revenues

Costs of revenues decreased by $1,168,674 to $97,550 for the three months ended September 30, 2013, from $1,266,224 for the three months ended September 30, 2012.  The decrease was primarily due to a reduction of $888,229 in costs related to a reduction in services primarily for our largest customer, a reduction of $255,300 in costs of our production department of which $187,235 was due to a reduction of staff, and a reduction of $94,817 in depreciation expense due to the fact that our equipment providing services to our largest customer was fully depreciated.

Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $648,738 compared to $1,001,001 for the three months ended September 30, 2012.  The net decrease of $352,263 resulted primarily from a reduction in employee and related costs of $277,736 reflecting a reduction in staff, a decrease in temporary help expenses of $95,811, a decrease of $77,581 in consulting expenses, all of which was partially offset by an increase in legal expenses of $143,513 related to the proposed merger with AllDigital.  Research and development in process decreased by $246,245 for the three months ended September 30, 2013 to $78,881 from $325,126 for the three months ended September 30, 2012, which resulted primarily from a decrease of $129,321 in employee and related expenses and a decrease of $32,721 in expenses for temporary help and a general decrease in almost all categories of expenses reflecting the wind down of development activities.  Sales and marketing expenses decreased by $399,912, which decrease was composed mainly of decreases of $224,527 in employee related expenses, $83,178 in tradeshow and related travel expenses and $60,669 in consulting expenses.  All of these reductions reflect the discontinuation of active marketing expenses in expectation of the consummation of the proposed merger with AllDigital.

Even with the reduced revenue, due to a reduction of operating expenses, our operating loss decreased $676,942 from an operating loss of $1,116,902 for the three months ended September 30, 2012 to an operating loss of $439,960 for the three months ended September 30, 2013.

Interest Expense

For the three months ended September 30, 2013, we incurred interest expense of $202,173 compared to interest expense for the three months ended September 30, 2012 of $460,388.  The decrease of $258,215 resulted primarily from a reduction of interest of approximately $250,543 because the senior secured convertible notes were fully accreted.

Net Income

The Company realized a net loss for the three months ending September 30, 2013 of $147,266 compared with a net loss for the three months ended September 30, 2012 of $711,072. The aggregate decrease in net loss of $563,806 was primarily the result of a decrease in our operating loss of $676,942 and decreased interest expense of $258,215 all as explained above and an increase of $150,860 in gain on the extinguishment of debt and liabilities all partially offset by a decrease in our derivative valuation gain of $686,210.

Liquidity and Capital Resources

At September 30, 2013, we had cash of $75,360, total current assets of $520,860, total current liabilities of $7,686,972 and total stockholders' deficit of $6,870,378.  Included in current liabilities is $914,495 related to the value of the embedded derivatives for our senior secured convertible notes, our unsecured convertible note, and warrants issued in connection with our 2012 Equity Financing and notes.  All of our notes mature within the next six months and must either be refinanced or otherwise retired.  We do not have the liquidity to do so nor do we have the ability to raise additional equity to retire the notes.

Cash used in operations during the nine months ended September 30, 2013 was $1,532,386 compared to cash used in operations for the nine months ended September 30, 2012 of $3,286,344. Although the net cash used in operations decreased it was primarily due to a decrease in accounts receivable of $512,629 and a decrease in accounts payable and accrued liabilities of $15,883.  The negative cash flow was sustained by cash reserves from the issuance of our senior secured convertible notes and the sales of our accounts receivable to a related party, which was treated as debt in our financial statements and has been converted to senior secured convertible debt.  We expect to continue to experience negative operating cash flow until we secure additional customers that replace the revenue no longer realize from our former largest customer or cease operations.

We initiated discussions with various of our accounts payable vendors to settle some of our accounts payable for less than face value in exchange for a payment in cash and/or issuance of common stock.  For the nine months ended September 30, 2013 we reduced our accounts payable by $838,250 and recorded a $481,590 gain on extinguishment of liabilities resulting from the issuance of 2,240,852 shares of our common stock valued at $153,860 and cash payments totaling $202,800 to 21 of our accounts payable vendors.  As of September 30, 2013 we owe 7 of these vendors an additional aggregate amount of $58,817.  Additionally we reduced our accounts payable by $335,701 by returning equipment to two vendors who accepted the returns for full credit against our payable.

In April 2013 we entered into an accounts receivable purchase agreement with one of our directors under the terms of which he agreed to purchase $750,000 of our accounts receivable generated over the next succeeding three months.  The $750,000 was discounted by $45,000 and we received net proceeds from the accounts receivable factoring of $705,000.  On August 8, 2013, we converted the $750,000 principal balance of 2013 Accounts Receivable Purchase Agreement into our 2012 Convertible Debt Offering through the issuance of short term debt. No warrants were issued with respect to this transaction.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve a breakeven and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  Accordingly we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In January 2013 we entered into a Merger Agreement with AllDigital Holdings, Inc., a Nevada corporation.  The merger is subject among other things to normal due diligence, approval of the shareholders of both companies, and the filing and effectiveness of a registration statement.  The registration statement requires year-end financial statements be included with the proxy statements furnished to the shareholders and will not be effective until at least the third quarter of 2013.  On February 8, 2013, AllDigital notified us that we were in breach of certain covenants regarding unencumbered ownership or potential claims against our technology, which gave us 30 days to cure the alleged defects before the merger agreement could be terminated.  On March 8, 2013 AllDigital notified us that sufficient progress had been made that the cure period was extended to April 8, 2013 and later to May 8, 2013 for the remainder of the alleged defects to be cured or waived.  On April 10, 2013, the parties entered into an amendment to the Merger Agreement which provides that either party may (i) terminate the Merger Agreement upon 3 days notice, with or without cause, without liability, (ii) eliminates the cure period date requirement and (iii) that the “No Shop” provision preventing us from contacting other potential purchasers or merger partners was removed. On June 30, 2013, we entered into a second amendment to the Merger Agreement which (i) increased the percentage of our outstanding common stock AllDigital’s shareholders would receive in the merger from 54% to 58%, (i) modified a number of the closing conditions of the merger, including the working capital and net cash flow require, (iii) added a new closing condition that we have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million, of our common stock, (iv) extended the “end date” (a date upon which either party may terminate the Merger Agreement if the merger has not been consummated) from July 31, 2013 to October 31, 2013, (v) eliminated one of our existing directors from the post-closing board of directors such that the post-closing directors are expected to be Donald A. Harris, Paul Summers, David Williams and up to two additional directors mutually approved by us and AllDigital prior to the closing of the merger and (vi) changed the reverse stock split ratio from a 10 to 1 reverse stock split to a 15 to 1 reverse stock split.  On July 9, 2013, we filed a Registration Statement on Form S-4 (File No. 333-189869) with the SEC in connection with the anticipated merger and on August 29, 2013, we filed Amendment No. 1 to such Registration Statement as well as an additional Registration Statement on Form S-4 (File No. 333-190898) relating to exchange offers required by the Merger Agreement.  On August 26, 2013, we and AllDigital entered into a third amendment to the merger agreement which (i) amended the closing condition that Broadcast have post-merger financing commitments in place for the purchase of no less than $1.5 million, nor more than $3.5 million to provide that the minimum commitments will instead be the difference between $1.5 million and the principal amount of the combined convertible notes, (ii) excluded shares issuable upon conversion of the combined convertible notes from the calculation of fully diluted capital stock for both Broadcast and AllDigital for purposes of determining relative ownership upon closing of the merger, (iii) added a condition that no one but Broadcast shall have any ownership interest in any intellectual property or intellectual property rights at any time owned or supplied by Broadcast, as determined by AllDigital in its reasonable discretion, and (iv) eliminated the ability of either party to terminate the merger agreement without cause on three days advance written notice and with no further liability to the other party.

The merger was not consummated by October 31, 2013, and on November 4, 2013, we notified AllDigital that we were terminating the Merger Agreement as a result.  AllDigital responded by asserting that we were not entitled to terminate the Merger Agreement for that reason because it alleged that our failure to perform our obligations under the Merger Agreement caused the Merger not to be consummated by the October 31, 2013 deadline.  In addition, AllDigital notified us that it was terminating the Merger Agreement for cause as a result of our alleged violation of the non-solicitation provisions of the Merger Agreement, which AllDigital believes triggers a termination fee of $100,000 and 4% of our equity on a non-diluted basis, and for various other alleged misrepresentations and breaches.  We dispute AllDigital’s allegations and assertions, deny that AllDigital is entitled to any termination fee and reserve the right to pursue damages from AllDigital arising from AllDigital’s actions in relation to the Merger Agreement.  In connection with the termination of the Merger Agreement, we filed requests to withdraw our Registration Statements on Form S-4 (File Nos. 333-189869 and 333-190898) with the Securities and Exchange Commission on November 6, 2013.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipate issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of September 30, 2013, we had issued notes with an aggregate principal value of $4,225,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $0.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of March 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire a total of 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering.  In August 2013, we converted the $750,000 principal balance of our 2013 Accounts Receivable Purchase Agreement into our 2012 Convertible Debt Offering through the issuance of short term debt. No warrants were issued with respect to this transaction.  Effective October 31, we and the requisite parties executed an amendment of the notes issued pursuant to the 2012 Convertible Debt Offering whereby the maturity date of the notes was extended to December 31, 2013.

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

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect that our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of CodecSys technology.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of September 30, 2013, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of September 30, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2013, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our procedures related to internal control over financial reporting for the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, such control.  However, the accounting staff has been reduced to a staff of two persons, which has impacted our ability to maintain the same level of segregation of duties as employed in the past.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2013.

Part II – Other Information

Item 1.      Legal Proceedings

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

In September 2013, we were named as defendant in a lawsuit filed in the Third Judicial District court, Salt Lake County, State of Utah, seeking judgment for damages related to a breach of a termination agreement we entered into with our former landlord when we vacated our former offices.  A default judgment was entered in the matter in the amount of $91,666.66 plus attorneys fees.

On November 4, 2013, we notified AllDigital that we terminated the Merger Agreement pursuant to Section 8.1(b), which permits termination of the Agreement by either party if the Merger is not consummated by October 31, 2013, provided that such failure is not attributable to the terminating party’s failure to perform its obligations under the Merger Agreement. Following delivery of our notice of termination, AllDigital responded by asserting that the Merger did not close because we failed to perform our obligations and that we were not entitled to terminate under Section 8.1(b).  AllDigital further notified us that it was terminating the Merger Agreement for cause based on our alleged breach of the non-solicitation covenants in the Merger Agreement, which AllDigital asserts triggers a termination fee of $100,000 and 4% of our equity on a non-diluted basis, and for various other alleged misrepresentations and breaches.  We disputes AllDigital’s allegations and assertions, deny that AllDigital is entitled to any termination fee and reserve the right to pursue damages from AllDigital arising from AllDigital’s actions in relation to the Merger Agreement.  No litigation has been filed in this matter.

  To the knowledge of management, no other litigation has been filed or threatened.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

(a) None.

(b) None.

Item 6.   Exhibits

(a)	Exhibits

Exhibit Number	Description of Document

2.1*
Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, by and among Broadcast International, Inc., AllDigital Holdings, Inc., and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013)

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 10, 2013, by and among Broadcast International, Inc., AllDigital Holdings, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report of Form 8-K filed with the SEC on April 10, 2013)

2.3
Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2013, by and among Broadcast International, Inc., Alta Acquisition Corporation and AllDigital Holdings, Inc. (Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2013)

2.4
Third Amendment to Agreement and Plan of Merger, dated as of August 26, 2013, by and among Broadcast International, Inc., Alta Acquisition Corporation and AllDigital Holdings, Inc. (Incorporated by reference to Exhibit no 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2013).

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

10.4
Form of Convertible Promissory Note issued by AllDigital Holdings, Inc. and countersigned by Broadcast International, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Principal Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	Taxonomy Extension Calculation Linkbase Document

101.DEF^	Taxonomy Extension Definition Linkbase Document

101.LAB^	Extension Labels Linkbase Document

101.PRE^	Taxonomy Extension Presentation Linkbase Document

* The schedules and exhibits to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K.  Broadcast International agrees to furnish supplementally a copy of any omitted schedule and exhibit to the SEC upon request

+  Furnished herewith.

^  In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and not deemed filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Broadcast International, Inc.

Date: November 14, 2013		/s/ Rodney M. Tiede
	By:	Rodney M. Tiede
	Its:	President (Principal Executive Officer)

Date: November 14, 2013		/s/ James E. Solomon
	By:	James E. Solomon
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)