Form 10-K
period 2013-12-31
BROADCAST INTERNATIONAL INC
filed 2014-03-31
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2013.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to __________.

Commission File Number: 0-13316
BROADCAST INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Utah	87-0395567
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6952 S. High Tech Dr. Suite C, Salt Lake City, UT 84047-3766
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 28, 2013 the last business day of the Registrant’s most recently completed second fiscal quarter, was $7,737,563.

As of March 28, 2014 the Registrant had outstanding 111,370,878 shares of its common stock.

TABLE OF CONTENTS

PART I

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report, including, among others, the following risk factors discussed more fully in Item 1A hereof:

•	Our inability to consummate the proposed merger with Wireless Ronin;

•	loss of customers that historically provided more than 80% of our revenues;

•	dependence on commercialization of our CodecSys technology;

•	our need and ability to raise sufficient additional capital;

•	uncertainty about our ability to repay our outstanding notes;

•	our continued losses;

•	delays in adoption of our CodecSys technology;

•	concerns of OEMs and customers relating to our financial uncertainty;

•	restrictions contained in our outstanding convertible notes;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	dependence on significant customers;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

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

In July 2009, we entered into a $10.1 million, three-year contract with a national bank to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America.  This digital signage network grew to approximately 2,500 retail banking sites. For the past three years this has been our largest customer, but in December 2012, we were notified that a new vendor would begin servicing the customer.  Although we may continue providing some services, our revenues from this customer have decreased by approximately 90%.  In addition, we have signed a master license agreement to be a vendor for a large religious institution that has in excess of 16,000 churches and other places of worship worldwide to provide digital signage software and services.    This religious organization has paid us for development engineering work, but as yet we have not entered into a statement of work defining the price and terms of a contemplated beta test that will need to be completed and approved before any wider rollout can begin and we do not have any assurance that that will be completed.  Because we have not continued with our largest customer and have not replaced those revenues with new customers, we have severely scaled back our operations.

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

The percentages of revenues derived from our different services fluctuate depending on the customer contracts entered into and the level of activity required by such contracts in any given period.  Of our net sales in 2013 and 2012, approximately 90% were derived from network management related services and approximately 10% were derived from product and content development and all other services.

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

We have developed a video encoding software product based upon its CodecSys technology that operates on multiple hardware platforms and is easily upgradable. In September 2009, CodecSys video encoding technology was certified by Microsoft as an approved software encoding system for use by IPTV providers that use Microsoft operating platforms.  Microsoft was a leading provider of network control software to the IPTV market.

In July 2010, we released CodecSys version 2.0, which was installed in more than 30 large telecoms and labs for evaluation by potential customers. However, we were never able to make any material sales of this product and we have since discontinued making sales presentations and responding to requests for proposals at any potential customers.  Because CodecSys is a software encoding and transcoding system, it also supports  “cloud-based” initiatives.  In October 2011, CodecSys was selected as the compression technology to be used by Fujitsu for its NuVolo cloud based product offering.  We continue to believe that the CodecSys technology has value but we have not been able to commercialize it.

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

Because we had our CodecSys technology resident on the Intel chip, we were able to market with other manufacturers of computer equipment such as HP.  We have made sales presentations to customers of other hardware manufacturers, but in three years were not able to make any significant sales to those customers.  In September 2009, our CodecSys encoding system was certified by Microsoft as an approved software encoding system for use by IPTV providers, which use Microsoft Media Room software in their delivery and management of their IPTV systems.    However, the certification never resulted in any sales.

In October 2011, Fujitsu North America, after fully testing and evaluating CodecSys and its competitors, selected CodecSys as the compression technology to be employed by Fujitsu in its NuVolo cloud based initiative, which has since been discontinued by Fujitsu.  In December 2011, IBM introduced its video encoding and transcoding service that is accomplished through the Internet cloud.  The encoding engine for this service is CodecSys.  We never derived significant revenue from the service based on the amount of the video encoded by IBM’s customers.

We have discontinued all development of the CodecSys technology except as it concerns transmission of video for our digital signage customers.

Research and Development

We have spent substantial amounts in connection with its research and development efforts.  These efforts have been dedicated to the development and commercialization of the CodecSys technology.  We have decreased those expenditures from $1,754,163 for the year ended December 31, 2012 to $546,953 for the year ended December 31, 2013 and have now discontinued all research and development expenditures related to CodecSys as a product.  Because of the lack of cash resources we are no longer able to support future research and development activities unless we raise additional capital, succeed in generating revenues from sales of CodecSys products or restructure.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Intellectual Property Protection

Because much of our future success and value depends on the CodecSys technology, our patent and intellectual property strategy is of critical importance.  Two provisional patents describing the technology were filed on September 30, 2001.  We have filed for patent protection in the United States and various foreign countries.  Broadcast’s initial U.S. patent related to the CodecSys technology was granted by the U.S. Patent and Trademark Office, or PTO, in August 2007.  Four additional patents have been issued by the PTO.  As of December 31, 2013, we also had eleven patents issued in foreign countries and 20 pending patent applications, including U.S. and foreign counterpart applications and continuations.

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

Major Customers

A small number of customers account for a large percentage of our revenue.  For the year ended December 31, 2013, 85% of our revenues were from our largest customer compared to 89% from this customer for the year ended December 31, 2012. We lost our largest customer in May 2013.

The material reduction in revenues resulting from the loss of this customer and our inability to replace those revenues has required that we severely curtail operations and has resulted in uncertainty as to our ability to continue as an independent entity.

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

Employees

We currently employ 8 full-time personnel at our executive offices in Salt Lake City, Utah.  We engage independent contractors and employ the services of independent sales representatives and consultants on an “as needed” basis.

Government Regulation

Broadcast has seven licenses issued by the Federal Communications Commission for satellite uplinks, Ethernet, radio connections and other video links between Broadcast facilities and third-party uplinks.  We no longer have, however, a licensed operator to function using the licenses.  Notwithstanding these licenses, all of our activities could be performed outside these licenses with third-party vendors.  All material business activities are subject to general governmental regulations with the exception of actual transmission of video signals via satellite.

Properties

Our executive offices are located at 6952 S. High Tech Drive, Suite C, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a month to month lease.  The lease covers approximately 7,500 square feet of office and warehouse space leased at a rate of $3,955 per month plus utilities.  We have no other properties.

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

Our independent auditors have expressed doubt as to our ability to continue as a going concern.

Our audited consolidated financial statements for the year ended December 31, 2013 contain a “going concern” qualification.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

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

We need additional capital.  If additional capital is required but is not available, we may have to curtail or cease operations.

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

We have sustained operating losses in each of the last seven years.  Through December 31, 2013, our accumulated deficit was $111,873,431.  We continue to sustain operating losses on a quarterly and annual basis and may continue to do so.

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

A small number of customers account for a large percentage of our revenue.  Our business model relies upon generating new sales to existing and new customers.  In September 2009 we secured a contract with a large national organization, which became our largest customer.  The contract with this customer terminated May 31, 2013.  We may continue to provide some managed media services to the customer in the future, but in excess of 90% of our revenues from the customer have been lost. As a result of this termination, our revenues have declined substantially and our operations have been substantially curtailed.

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

Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price.  As of December 31, 2013, we had 110,233,225 shares of common stock outstanding.  As of December 31, 2013, stock options, including options granted to our employees, and warrants to purchase an aggregate of 43,068,136 shares of our common stock were issued and outstanding, a substantial portion of which were fully exercisable.  As of December 31, 2013, notes convertible into 20,900,000 shares of our common stock were issued and outstanding if they are converted at the conversion rate set forth in the notes, but would be converted into more shares if converted at our current trading value.  As of December 31, 2013, we had granted restricted stock units to members of our board of directors and others, which may be settled at various time in the future by the issuance of 3,093,247 shares of common stock Future sales of our common stock, or the availability of our common stock for sale, may cause the market price of our common stock to decline.

Any stock ownership interest may be substantially diluted by future issuances of securities.

We may issue shares of our common stock to holders of outstanding convertible notes, stock options and warrants.  The conversion of the convertible notes and the exercise of options and warrants into shares of our common stock will be dilutive to stockholders.  We also expect to continue to offer stock options to our employees and others, and as of December 31 2013, we had approximately 4,319,411 shares of common stock available for future issuance under our 2004 long-term incentive stock option plan and 363,200 shares of common stock available for future issuance under our 2008 equity incentive plan.   To the extent that future stock options are granted and ultimately exercised, there will be further dilution to stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 6952 S. High Tech Drive, Suite C, Salt Lake City, Utah 84047.  We occupy the space at the executive offices under a month to month lease.  The lease covers approximately 7,500 square feet of office and warehouse space leased at a rate of $3,955 per month plus utilities.  We have no other properties.

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

On November 4, 2013, we notified AllDigital that we terminated the Merger Agreement pursuant to Section 8.1(b), which permitted termination of the Agreement by either party if the Merger was not consummated by October 31, 2013, provided that such failure was not attributable to the terminating party’s failure to perform its obligations under the Merger Agreement. Following delivery of our notice of termination, AllDigital responded by asserting that the Merger did not close because we failed to perform our obligations and that we were not entitled to terminate under Section 8.1(b).  AllDigital further notified us that it was terminating the Merger Agreement for cause based on our alleged breach of the non-solicitation covenants in the Merger Agreement, which AllDigital asserts triggered a termination fee of $100,000 and 4% of our equity on a non-diluted basis, and for various other alleged misrepresentations and breaches.  We dispute AllDigital’s allegations and assertions, deny that AllDigital is entitled to any termination fee and reserve the right to pursue damages from AllDigital arising from AllDigital’s actions in relation to the Merger Agreement.  No litigation has been filed in this matter.

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

	High Bid	Low Bid
2013
First Quarter	$.15	$.07
Second Quarter	.12	.04
Third Quarter	.09	.05
Fourth Quarter	.07	.01

2012
First Quarter	$.67	$.31
Second Quarter	.50	.18
Third Quarter	.25	.10
Fourth Quarter	.20	.05

Holders

As of March 28, 2014, we had 111,370,878 shares of our common stock issued and outstanding, and there were approximately 1,400 shareholders of record.

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

Sales of Unregistered Securities

On March 6, 2014, we issued 729,100 shares of our common stock to one of our former managers in consideration of termination of his employment agreement and compensation. The former manager is an accredited investor and was fully informed regarding his investment.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

On March 6, 2014, we issued 408,553 shares of our common stock to one of our former directors in settlement of restricted stock units he had been granted during his tenure as a member of our Board of Directors.  The former director is an accredited investor and was fully informed regarding his investment.  In the transaction, we relied on the exemption from registration under the Securities Act set forth in Section 4(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We had no purchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of 2013.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2013 and 2012, we had no bank balances in  excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Current financial market conditions have had the effect of restricting liquidity of cash management investments and have increased the risk of even the most liquid investments and the viability of some financial institutions.  We do not believe, however, that these conditions will materially affect our business or our ability to meet our obligations or pursue our business plans.

Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded as income when received.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed patent applications in the United States and foreign countries. As of December 31, 2013, the U.S. Patent and Trademark Office or PTO had approved six patents and a seventh has been approved awaiting a patent number.  Additionally, eleven foreign countries had issued patents and we had 20 pending patent applications, including U.S. and foreign counterpart applications.  While we have been unable to develop the technology in order to obtain the full benefits of the issued patents, we believe the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward and in 2011 Broadcast abandoned two foreign patent applications and incurred a charge of $26,180.

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

After our review at December 31, 2013, it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $546,953 in 2013 and $1,754,163 in 2012 of research and development costs.

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

In 2013 and 2012, we had one customer that individually constituted 83% and 85%, respectively, of our total revenues, with no other single customer representing more than 5% of total revenues.  Our largest customer signed a three year contract which we began servicing in the second half of 2009, which expired May 31, 2013 after which time we no longer provided any significant services for the customer.

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

Options and warrants to purchase 43,068,136 shares of common stock and 3,093,247 restricted stock units were outstanding at December 31, 2013 and our convertible notes were convertible into 20,900,000 shares of common stock. As we experienced a net loss during the year ended December 31, 2013, no common stock equivalents were included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2013 and 2012 were $ 0 and $35,168, respectively.

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

Our audited consolidated financial statements for the year ended December 31, 2013 contain a “going concern” qualification.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Because we have not been successful in deploying our CodecSys technology with customers and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  In that connection we sought a merger partner that had compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  On January 7, 2013, we entered into an Agreement of Merger and Reorganization with All Digital, Inc., a Nevada corporation.  On November 4, 2013, the Board determined that the merger was unlikely to be consummated in a timely manner, if at all, and terminated the proposed merger with AllDigital. Subsequent to the termination of the January 7 merger agreement, through our investment banker, we engaged in merger discussions with Wireless Ronin Technologies, Inc., a Minnesota corporation, which have resulted in the execution of an agreement of merger and reorganization on March 6, 2014.  Pursuant to this merger agreement, if the merger is consummated, we will become a wholly owned subsidiary of Wireless Ronin.  The merger is subject to necessary approvals, due diligence, the effectiveness of a registration statement, the satisfaction of all but $250,000 of our outstanding liabilities and a vote of our shareholders as well as other conditions common to transactions of this nature.

We were able to complete our video encoding system utilizing an Intel chip, prepare our CodecSys technology for installation on various equipment platforms, and become certified by Microsoft as an approved software video encoding system for use by IPTV providers using Microsoft operating platforms.  We installed CodecSys in various large telecoms and labs for evaluation by potential customers.  In spite of the acceptance our technology appeared to receive, neither we nor any of our channel partners ever made any significant sales of CodecSys to any end users. We have discontinued making sales presentations and responding to requests for proposals at potential customers because we no longer have the funding necessary to pursue this business and have not been able to raise additional investment capital to fund the sales or further development. We believe we have made significant progress and continue to believe that our CodecSys technology holds substantial value, but we have been unable to bring it to market successfully.

On July 31, 2009, we entered into a $10.1 million, three-year contract with a national banking institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. The contract terminated on May 1, 2013.  For the year ended December 31, 2013, we realized approximately $2,522,629 from this contract, which constituted approximately 83 % of our revenues for the period.  For the year ended December 31, 2012, we realized approximately $6,386,903 in revenue from this contract, which contributed approximately 85% of our revenues for the year.  Our revenues have been substantially less after the contract terminated.

Our revenues for the year ended December 31, 2013 decreased by $4,482,267 compared to the year ended December 31, 2012. We continued to deplete our available cash even after we significantly reduced our expenditures through reduction of staff and termination of all development activities and do not believe that we can continue as an independent entity.  See Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of December 31, 2013, we had issued notes with an aggregate principal value of $4,225,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of January 31, 2013 have issued additional short term debt with a principal amount of $1,225,000, from which we realized cash of $1,176,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire an additional 6,950,000 shares of our common stock.

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

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 13, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of our securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $.35 per share; and (2) The “B” Warrant, which has now been extinguished as described below, would not have been exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, granted the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event were the number of shares to be issued under the B Warrant to cause us to exceed the number of authorized shares of our common stock.  A majority of the holders of the B Warrants agreed in December 2012 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants, which have since been extinguished.

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

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012

Net Sales

We realized net sales of $3,041,357 for the year ended December 31, 2013 compared to net sales of $7,523,624 for the year ended December 31, 2012 which represents a decrease of approximately 60% for the year.  The net decrease in revenues of $4,482,267 was primarily the result of a decrease of $2,358,225 in license fees and $1,806,823 in system sales and installation revenue, of which total $3,864,275 was a decrease in revenue from our largest customer.

Cost of Sales

The cost of revenues for the year ended December 31, 2013 aggregated $1,743,342 as compared to the cost of sales of $4,819,624 for the year ended December 31, 2012, which represents a decrease in cost of sales of 64%.  The decrease in cost of sales of $3,076,282 was primarily a result of our decreased activity in sales and installation resulting from the loss of our largest customer.  Costs of sales related to installation activity decreased by $1,916,683 and costs of employee expenses and other operations costs related to the reduction of staff and related expenses accounted for $694,202.  In addition, our depreciation expense decreased by $465,397, which resulted from the digital signage equipment used by our largest customer being fully depreciated.

Operating Expenses

We incurred total operating expenses of $3,612,259 for the year ended December 31, 2013 compared to total operating expenses of $8,767,686 for the year ended December 31, 2012.  The decrease of $5,155,427 was primarily due the loss of our largest customer and the discontinuance of our sales and marketing of our CodecSys product which resulted in a decrease in general and administrative expenses of $1,969,620, a decrease of $1,640,742 in our sales and marketing expenses, and a decrease of $1,207,210 in research and development expenses.

Our general and administrative expenses decreased $1,969,620 from $4,546,612 for the year ended December 31, 2012 to $2,576,992 for the year ended December 31, 2013.  The decrease of $936,115 in employee and related expenses from the reduction of staff accounted for the largest single decrease in expenses.  In addition, the loss of our largest customer and curtailing sales efforts of our CodecSys product directly resulted in temporary help expense decreasing by $360,546,consulting fees decreasing by $350,994, travel and tradeshow expenses decreasing by $286,566, and options and warrant expense decreasing by $160,088.  These decreases were partially offset by increased expenses for legal and other professional services of $307,582.

Our research and development expenses decreased by $1,207,210 primarily due to a reduction in staff and severely curtailing our development activities related to CodecSys.  Our employee and related costs decreased $489,941, outside consulting expenses decreased $136,446, travel and tradeshow expenses decreased  $194,503 , temporary help decreased  $153,318 for, and expenses related to the issuance of options and warrants decreased $98,213.

Our sales and marketing expenses for the year ended December 31, 2013 were $268,021 compared to sales and marketing expenses of $1,908,763 for the year ended December 31, 2012.  The decrease of $1,640,742 is due primarily to the termination of sales efforts for our CodecSys product.  The decrease of $875,776 in employee and related expenses reflected the reduction of staff, which along with a decrease of $456,559 in advertising, promotion and tradeshow expenses and a decrease of $207,795 in consulting fees reflected the decreased sales activity.

Interest Expense

We recorded a small increase in interest expense of $8,575 from interest of $1,642,922 in 2012 to $1,634,347 in 2013. The increase in interest expense resulted primarily from issuance of additional secured convertible promissory notes during 2013.  The principal balance increased from $3,050,000 at December 31, 2012 to $4,225,000 at December 31, 2013.  Of the total amount of interest expense incurred in 2013, $1,010,920 was for non cash expenses related to accretion on our unsecured convertible note that was extended in December 2010 to December 31, 2013 and for the secured convertible notes issued in 2012 and other related expenses incident to the notes.

Net Income

We had a net loss of $2,288,390 for the year ended December 31, 2013 compared to net income of $1,602,824 for the year ended December 31, 2012.  The net decrease in net income of $3,891,214 resulted primarily from a decrease of $7,587,289 in the amount of derivative valuation gain recorded related to our convertible notes and investor warrants and that income from the extinguishment of debt of $1,578,914 in 2012 was not repeated in 2013.  These factors increased our net loss, but were partially offset by a reduction of $3,749,442 in loss from operations as explained above, a decrease in the issuance cost of warrants of $1,095,309 and a gain on the extinguishment of liabilities of $481,590.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Payments Due
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Long-term debt obligations	$--	$--	$--	$--	$--
Capital lease obligations	--	--	--	--	--
Operating lease obligations	1,965	--	--	--	1,965
Purchase obligations	--	--	--	--	--
Other obligations	5,245,000	--	--	--	5,245,000
Total contractual obligations	$5,246,965	$--	$--	$--	$5,246,965

Liquidity and Capital Resources

At December 31, 2013, we had cash of $215,371, total current assets of $300,709, total current liabilities of $7,197,395 and total stockholders' deficit of $6,655,301.  Included in current liabilities is $5,245,000 related to the current portion of notes payable and other debt obligations.

Broadcast experienced negative cash flow used in operations during the year of $1,447,385 compared to negative cash flow used in operations for the year ended December 31, 2012 of $3,362,785.  Although that represents a decrease in cash used for operations of $1,915,400, the cash used decreased only because we had lost approximately 90% of our business.  During 2013 the decrease in negative cash flow was realized primarily through a reduction in the number of employees from 24 to 8, as well as additional expense reduction actions including reducing sales and general and administrative expenses incident to losing our largest customer and curtailing all sales and marketing and development expenditures for our CodecSys product.

Our audited consolidated financial statements for the year ended December 31, 2013 contain a “going concern” qualification.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The negative cash flow was met by cash reserves from additional proceeds of the issuance of the 2012 Convertible Debt in the total amount of $1,175,000, which included $750,000 of accounts receivable financing that was converted to the 2012 Convertible Debt. Because we expect to continue to experience negative operating cash flow as long as we continue our current limited operations, we need to secure additional funding or complete the proposed merger with Wireless Ronin.  We are actively only pursuing one potential digital signage customer to replace lost revenues.

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

Because we have not been successful in deploying our CodecSys technology with customers sufficient to achieve material revenues and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing to commercialize CodecSys by ourselves.  In that connection we sought a merger partner that has compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  In January 2013 we entered into an Agreement of Merger and Reorganization with All Digital, Inc., a Nevada corporation.  In November of 2013, the Board determined that the merger was unlikely to be consummated in a timely manner, if at all, and terminated the proposed merger agreement.  Subsequent to the termination of the January 2013 merger agreement, through our investment banker, we pursued opportunities to merge with a company that services the enterprise market with products that are compatible with our digital signage media management software and our CodecSys technology.  In that connection, on March 6, 2014 we entered into an Agreement of Merger and Reorganization with Wireless Ronin Technologies, Inc. (“Ronin”).  The agreement is subject to various terms and conditions customary in this type of a transaction, including approval of our shareholders, the conversion of all of our note indebtedness to common stock and not having more than $250,000 of our outstanding liabilities on the date of merger and the effectiveness of a registration statement to be filed by Wireless Ronin registering the securities to be issued in the transaction.  All our secured and unsecured notes are convertible to common stock at $.25 per share, but there is no assurance that the noteholders would agree to a conversion at such a rate given our current trading price or that they would convert at all.  If the merger is completed, we would be a wholly owned subsidiary of Wireless Ronin and all the equity securities of Broadcast would be converted to securities of Wireless Ronin.  All of our convertible notes, both secured and unsecured, are currently due and payable.  We are in discussions with the debt holders concerning an extension agreement allowing us to complete the proposed merger.

To fund operations, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) which were originally due and payable on or before July 13, 2013, but which was extended to December 31, 2013.  As of December 31, 2013, we had issued notes with an aggregate principal value of $4,225,000 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of January 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire an additional 6,950,000 shares of our common stock.

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

Our monthly operating expenses exceed our monthly net sales by approximately $50,000 per month at December 31, 2013.  The foregoing estimates, expectations and forward-looking statements are subject to change as we make strategic operating decisions from time to time and as our expenses and sales fluctuate from period to period.

The amount of our operating deficit could decrease or increase significantly depending on strategic and other operating decisions, thereby affecting our need for additional capital. We expect that our operating expenses will continue to outpace our net sales until we are able to generate additional revenue.  Our business model contemplates that sources of additional revenue include (i) sales from private communication network services, (ii) sales resulting from new customer contracts, and (iii) sales, licensing fees and/or royalties related to commercial applications of CodecSys technology, and (iv) operational efficiencies to be obtained through the merger with Wireless Ronin.

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

To date, we have met our working capital needs primarily through funds received from sales of common stock and from convertible debt financings.  Until our operations become profitable, we will continue to rely on proceeds received from external funding.  We expect additional investment capital may come from (i) additional private placements of common stock with existing and new investors; and (ii) the private placement of other securities with institutional investors similar to those institutions that have provided funding in the past.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This Update indicates that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset except in circumstances where a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction. This Update is effective for years beginning after December 15, 2013 for public companies and after December 15, 2014 for private companies. This Update didn’t have a significant impact on its financials.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures,  as  defined  under  Rules  13a-15(e)  and  15d-15(e)  of  the  Exchange  Act.  As of December 31, 2013, an evaluation was performed, under the supervision and with the participation of management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our president officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the president and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2013, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our procedures related to internal control over financial reporting for the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, such control.  However, the accounting staff has been reduced to a staff of two persons, which has impacted our ability to maintain the same level of segregation of duties as employed in the past.

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

The foregoing limitations do not qualify the conclusions set forth above by our president and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2013.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our executive officers and directors:

Name	Age	Position
William Boyd	73	Chairman of the Board
Rodney M. Tiede	54	President and Director
James E. Solomon	64	Chief Financial Officer and Secretary
Donald Harris	62	Director
Steven Ledger	55	Director

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

Audit Committee and Financial Expert

Our audit committee currently includes only Mr. Boyd.  Mr. Boyd serves as chairman of the audit committee.  The functions of the audit committee include engaging an independent registered public accounting firm to audit our annual financial statements, reviewing the independence of our auditors, the financial statements and the auditors’ report, and reviewing management’s administration of our system of internal control over financial reporting and disclosure controls and procedures.  The board of directors has adopted a written audit committee charter.  A current copy of the audit committee charter is available to security holders on our website at www.brin.com.  Our board has determined that each of the members of the audit committee is “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

Our board of directors has determined that Mr. Boyd meets the requirements of an “audit committee financial expert” as defined in applicable SEC regulations.

Compensation Committee

Our compensation committee currently includes only Mr. Boyd.  Mr. Boyd serves as chairman of the compensation committee.  The functions of the compensation committee include reviewing and approving corporate goals relevant to compensation for executive officers, evaluating the effectiveness of our compensation practices, evaluating and approving the compensation of our chief executive officer and other executives, recommending compensation for board members, and reviewing and making recommendations regarding incentive compensation and other employee benefit plans.  The board of directors has adopted a written compensation committee charter.  A current copy of the compensation committee charter is available to security holders on our website at www.brin.com.  Our board has determined that each of the members of the compensation committee is “independent” under the definition of independence in the Marketplace Rules of the NASDAQ listing standards.

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

To our knowledge, during the year ended December 31, 2013, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, although on two occasions filings for all of our directors’ filings were late.

Code of Ethics

We have adopted a code of ethics for our principal executive officer, principal financial officer, controller, or persons performing similar functions.  A copy of the code of ethics is included on our website at www.brin.com.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

Throughout this section, the individuals who served as our chief executive officer and/or president and chief financial officer during 2013 are collectively referred to as the “named executive officers.”

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

2013 and 2021 Company Performance.  Because of the stage of our development, the compensation committee looks at various factors in evaluating the progress we have made and the services provided by the named executive officers.  In considering executive compensation, the compensation committee noted certain aspects of our financial performance in 2013 and 2012 including the following:

•
Operations.  Our revenues decreased approximately 60% from $7,523,624 in 2012 to $3,041,357in 2013, which was principally the result of losing our largest customer in May 2013.  This customer had more retail locations than all of our other existing customers combined.  We were not able to replace the revenues lost from this customer.

•	CodecSys Milestones. Because of our inability to sell the CodecSys technology, sales and development activities on the CodecSys product line was terminated.

•	Our Executive officers were involved in trying to complete all of the conditions of the AllDigital merger as a merger was deemed essential for the continued existence of the Company going forward.

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

2013 Executive Compensation Components

For the fiscal year ended December 31, 2013, the principal component of compensation for the named executive officers were:

•	base salary

Base Salary.  The compensation committee determined that the executive officers had been compensated fairly relative to similarly situated executives, and due to the changes in the Company’s business segments during the year mandated decreases in 2013 to the base salary of the CEO/President and CFO.  In determining the base salary of each executive officer, the compensation committee relied on publicly available information gathered by the compensation committee related to salaries paid to executive officers of similarly situated small public companies.

Performance-based Incentive Compensation.  None

Long-term Equity Incentive Compensation.  None

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

Compensation of Chief Executive Officer/President.  For the fiscal year ended December 31, 2013, we paid Rodney M. Tiede, CEO/President, a salary of $141,538, representing a decrease from a salary of $225,690 paid to Mr. Tiede in the fiscal year ended December 31, 2012. The compensation committee met with Mr. Tiede twice during 2013 to review his performance and individual objectives and goals versus results achieved.  The compensation committee reviewed all components of the CEO’s compensation, including salary, bonus, and equity incentive compensation, and under potential severance and change-in-control scenarios.  Mr. Tiede’s compensation was determined to be reasonable and not excessive by the compensation committee based on compensation surveys for chief executive officers of small public companies.  The compensation committee also considered the continuing economic recession and market conditions in determining the compensation of the CEO/President or other management personnel.

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

On January 6, 2013, we entered into an Amendment and Settlement Agreement with each of Mr. Tiede and Mr. Solomon, modifying their respective existing employment agreements described above as follows:  the salary of each officer is reduced to $180,000 per year, each officer’s employment is terminable at will, each officer is to report to the executive committee of the board of directors, each officer’s termination and change of control benefits are terminated, each officer waives his accrued vacation benefits, each officer and Broadcast grant each other mutual releases, and we agreed to issue to each officer 529,100 shares of Common Stock if such officer remained employed by us for 60 days following January 6, 2013 or if such officer is terminated by at any time following January 6, 2013.

Stock Option Plans

Under our 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee’s director’s or consultant’s relationship with the company terminate before the vesting period is completed, the unvested portion of each grant is forfeited.  We continue to maintain and grant awards under the 2004 Plan which will remain in effect until the earlier of its expiration by its terms or its termination as required by the merger agreement. The number of unissued stock options authorized under the 2004 Plan at December 31, 2013 was 4,319,411.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to its eligible employees and non-employee directors and consultants of the Company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 363,200 at December 31, 2013.

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

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers in their respective capacities for the fiscal years ended December 31, 2013, 2012 and 2011.  When setting total compensation for each of the named executive officers, the compensation committee reviewed tally sheets which show the executive’s current compensation, including equity and non-equity based compensation.  We have omitted in this report certain tables and columns otherwise required to be included because there was no compensation made with respect to such tables and columns, as permitted by applicable SEC regulations.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Restricted Stock Unit Awards ($)	All Other Compensation ($)(1)	Total ($)

Rodney M. Tiede President & Chief Executive Officer*	2013 2012 2011	$141,539 225,690 250,690	-- -- --	-- -- --	-- -- $555,000	$5,231 4,841 7,333	$146,770 230,531 813,023

James E. Solomon Chief Financial Officer and Secretary	2013 2012 2011	$103,385 256,980 256,980	-- -- --	-- -- --	-- -- $333,000	$3,951 9,494 10,200	$107,336 266,474 600,180
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

Potential Payments Upon Termination or Change of Control

The amount of compensation payable to the named executive officers upon voluntary termination, retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive of prior employment agreements is summarized below. The amounts shown assume that such termination was effective as of December 31, 2013, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination if it were to occur as of such date. The actual amounts to be paid out can only be determined at the time of such executive’s separation.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers served as a member of the compensation committee or as a director of any other company, one of whose executive officers served as a member of our compensation committee of the board or as one of our directors during 2013.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on its board of directors.  In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as well as the skill-level required by our members of the board.

Our non-employee directors generally receive fees of $48,000 per year, paid quarterly, and an initial grant of stock options to purchase 100,000 shares (thereafter annual grants of 25,000 options or restricted stock units) of our common stock with an exercise price equal to the fair market value of the stock on the date of grant.  Given our financial condition in 2012, the board approved and the non-employee directors accepted the 2012 compensation set forth in the director summary compensation table below.  In addition, non-employee directors may be entitled to receive special awards of stock options from time to time as determined by the board.  The chairman of the board and the chairman of each of the audit and compensation committees receive no additional fees for serving in such capacities. There is no additional compensation for meeting attendance.  Directors who are employees of Broadcast receive no additional compensation for serving as directors. All stock options granted to outside directors are immediately exercisable and expire ten years from the date of grant.  All restricted stock units granted to outside directors are immediately vested and are settled by the issuance of our common stock upon their respective retirements from the board of directors.  Directors are reimbursed for ordinary expenses incurred in connection with attending board and committee meetings.  The directors voluntarily deferred a all of their 2013 cash compensation.

Director Summary Compensation Table

The table below summarizes the compensation paid by Broadcast to its directors for the fiscal year ended December 31, 2013.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($) (1)	Options/Awards ($)	Restricted Stock Units ($) (2)	Total ($)
William Boyd		--	200,000	$15,000
Rodney M. Tiede (3)		--	--	--
R. Phil Zobrist		--	200,000	15,000
Steven Ledger			200,000	15,000
Donald A. Harris (4)		--	86,667	6,500

(1)	All of the fees earned was accrued and remains unpaid to each of the directors.
(2)
Each of Messrs. Boyd, Zobrist and Ledger were granted a total of 200,000 restricted stock units with an estimated value of $15,000.  Mr. Harris was granted a total of 86,667 restricted stock units with an estimated value of $6,500.

(3)	Mr. Tiede receives no compensation for serving as a director, but is compensated in his capacity as Broadcast’s President.
(4)	Mr. Harris was appointed to Broadcast’s board of directors in June 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock at March 20, 2014 by each of our directors or executive officer, each person known by us to own beneficially more than 5% of our common stock, and all of our directors and executive officers as a group.

Beneficial Owner	Beneficial Ownership	Percent of Class

Gem Asset Management LC (1) 100 State Str. #2b Teaneck, New Jersey 07666	11,199,999	9.7%

Rodney M. Tiede (2) c/o Broadcast International, Inc. 7050 Union Park Avenue, Suite 600 Salt Lake City, UT 84047	3,518,541	3.1%

Leon Frenkel (3) 401 City Avenue, Suite 802 Bala Cynwyd, PA 19004	6,982,276	6.0%

Donald Harris (4)	1,955,921	1.7%
James E. Solomon (5)	662,500	*
William Boyd (6)	641,553	*
Steven Ledger (7)	374,553	*
All directors and executive officers as a group (5 persons) (8)	7,153,068	8.5%

* Represents less than 1% of Broadcast’s common stock outstanding.

(1)	Includes 7,466,666 shares of common stock and warrants to purchase 3,733,333 shares of common stock. The control person of Gem Asset Management, LC is Daniel Lewis.

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

(5)
Includes 12,500 shares of common stock, presently exercisable options to acquire a total of 100,000 shares of common stock and 550,000 restricted stock units, which are settled by the issuance of one share of common stock for each unit upon Mr. Solomon’s retirement from Broadcast.

(6)
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

(8)	Includes warrants, presently exercisable options and vested restricted stock units to acquire a total of 3,881,027 shares of common stock held by all of our directors and executive officers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2013, information regarding our equity compensation plans under which shares of common stock are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding securities)
Equity compensation plans approved by security holders(1)	3,093,247	$.88	363,200
Equity compensation plans not approved by security holders (2)	1,393,200	$1.34	4,319,411
Total	4,486,447	$1.05	4,682,611

(1)
Our 2008 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, and restricted stock units to our employees, directors and consultants.  The plan covers a total of 4,000,000 shares of Broadcast common stock.  As of December 31, 2013, restricted stock units covering 543,553 units had been settled through the issuance of common stock and 3,093,247 were outstanding.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.  We anticipate that a significant number of the options outstanding under the 2008 Plan will be terminated in exchange for shares of Broadcast common stock in the exchange offers if the All Digital merger is consummated.

(2)
Our 2004 Plan provides for the grant of stock options, stock appreciation rights and restricted stock to our employees, directors and consultants.  The plan covers a total of 6,000,000 shares of Broadcast common stock.  As of December 31, 2013, options to purchase 287,389 shares of common stock had been exercised.  All awards must be granted at fair market value on the date of grant.  The plan is administered by our board of directors or compensation committee of the board.  Awards may be vested on such schedules determined by the plan administrator.

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

On March 10, 2014, Donald A. Harris, a director, loaned a total of $83,700 to us.  The terms and conditions of this loan have not been specified and no written promissory note has been executed.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by our current independent auditors for each of the last two fiscal years, in each of the following categories, are as follows:

	2013	2012
Audit fees	$67,000	$86,500
Audit-related fees	--	--
Tax fees	4,400	6,800
All other fees	12,000	8,800
Total	$83,400	$102,100

Audit fees included fees associated with the annual audit and reviews of our annual and quarterly reports for 2013 and 2012.  All audit fees incurred during 2013 and 2012 were pre-approved by the audit committee. Tax fees included fees associated with tax compliance and tax consultations.  All tax fees incurred during 2013 and 2012 were pre-approved by the audit committee.

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

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 10, 2013, by and among Broadcast International, Inc., AllDigital Holdings, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2013.

2.3
Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2013, by and among Broadcast International, Inc., AllDigital Holdings, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2013.

2.4
First Amendment to Agreement and Plan of Merger, dated as of August 26, 2013, by and among Broadcast International, Inc., AllDigital Holdings, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2013.

2.5
Agreement and Plan of Merger and Reorganization, dated as of March 6, 2013, by and among Broadcast International, Inc., Wireless Ronin Technologies, Inc, and Broadcast Acquisition Co.  (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2013.

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

10.35
Amendment to Note and Warrant Purchase and Security Agreement and Senior Secured Convertible Promissory Notes, effective as of July 13, 2013, by and among Broadcast International, Inc., Interact Devices, Inc., Amir L. Ecker and the Purchasers indicated on the signature pages thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.36
Consent to Convert Accounts Receivable Agreement dated August 8, 2013, by and between Broadcast International, Inc. and Don Harris. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.37	Senior Secured Convertible Promissory Note, dated August 8, 2013. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.38
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

Broadcast International, Inc.

Date: March 31, 2014	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2014	/s/ Rodney M. Tiede

By: Rodney M. Tiede
Its: President and Director
(Principal Executive Officer)

Date: March 31, 2014	/s/ James E. Solomon

Its: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 31, 2014	/s/ R. Phil Zobrist

By: R. Phil Zobrist
Its: Director

Date: March 31, 2014	/s/ William Boyd

By: William Boyd
Its: Director
Date: March 31, 2014	/s/ Steven Ledger

By: Steven Ledger
Its: Director

Date: March 31, 2014	/s/ Donald A. Harris

By: Donald A. Harris
Its: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Broadcast International, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Broadcast International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Broadcast International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy their liabilities and sustain operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah

March 31, 2014

             BROADCAST INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	DEC 31, 2012	DEC 31, 2013
ASSETS:
Current Assets
Cash and cash equivalents	$394,342	$215,371
Restricted cash	140,700	--
Trade accounts receivable, net	821,608	50,745
Inventory	306,296	19,457
Prepaid expenses	90,067	15,136
Total current assets	1,753,013	300,709
Property and equipment, net	572,107	64,282
Other Assets, non current
Debt offering costs	42,176	--
Patents, net	120,928	66,081
Deposits and other assets	196,292	111,022
Total other assets, non current	359,396	177,103

Total assets	$2,684,516	$542,094

LIABILITIES AND STOCKHOLDERS DEFICT
LIABILITIES:
Current Liabilities
Accounts payable	$2,293,470	$1,034,053
Payroll and related expenses	363,568	98,962
Other accrued expenses	299,728	802,364
Unearned revenue	51,335	5,280
Current portion of notes payable (net of discount of $947,994 and $0, respectively)	3,102,006	5,245,000
Derivative valuation	1,191,269	11,736
Total current liabilities	7,301,376	7,197,395
Total liabilities	7,301,376	7,197,395
Commitments and contingencies	--	--
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 107,473,820 and 110,233,225 shares issued as of December 31, 2012 and December 31, 2013, respectively	5,373,691	5,511,661
Additional paid-in capital	99,594,490	99,706,469
Accumulated deficit	(109,585,041)	(111,873,431)
Total stockholders’ deficit	(4,616,860)	(6,655,301)

Total liabilities and stockholders’ deficit	$2,684,516	$542,094

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended Dec 31, 2012	For the Year Ended Dec 31, 2013

Net sales	$7,523,624	$3,041,357
Cost of sales	4,819,624	1,743,342
Gross profit	2,704,000	1,298,015

Operating expenses:
Administrative and general	4,546,612	2,576,992
Selling and marketing	1,908,763	268,021
Research and development	1,754,163	546,953
Impairment of assets	--	9,781
Depreciation and amortization	558,148	210,512
Total operating expenses	8,767,686	3,612,259
Total operating loss	(6,063,686)	(2,314,244)

Other income (expense):
Interest expense	(1,542,424)	(1,634,347)
Gain on derivative valuation	8,829,748	1,242,459
Note conversion offering expense	(47,348)	--
Retirement of debt offering costs	(53,150)	--
Debt conversion costs	(1,095,309)	--
Gain on extinguishment of debt	1,578,914	--
Gain on extinguishment of liabilities	--	481,590
(Loss) gain on sale of assets	512	(68,214)
Other income, net	(4,433)	4,366
Total other income	7,666,510	25,854

Income (loss) before income taxes	1,602,824	(2,288,390)
Provision for income taxes	--	--
Net income (loss)	$1,602,824	$(2,288,390)

Income (loss) per share basic	$0.02	$(0.02)
Income (loss) per share diluted	$0.02	$(0.02)

Weighted average shares basic	100,798,223	109,107,238
Weighted average shares diluted	106,533,844	109,107,238

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2013 AND 2012

			Additional	Retained
	Common Stock		Paid-in	Earnings	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2011	75,975,656	$3,798,783	$96,859,058	$(111,187,865)	$(10,530,024)

Common stock issued for 2012 equity financing and debt restructuring, net of issuance costs	25,402,164	1,270,108	837,726	--	2,107,834

Common stock issued on debt conversion	5,600,000	280,000	1,380,000	--	1,660,000

Common stock issued for services rendered	496,000	24,800	152,513	--	177,313

Amended and restated 6.25% note conversion feature	--	--	81,500	--	81,500

Current year stock based compensation	--	--	2,262,540	--	2,262,540

Net Income	--	--	--	1,304,446	1,304,446

Balance, December 31, 2012	107,473,820	5,373,691	99,594,490	(109,585,041)	(4,616,860)

Common stock issued for extinguishment of liabilities	2,240,852	112,043	41,817	--	153,860

Common stock issued to a director for prior years services rendered	200,000	10,000	5,000	--	15,000

Common stock issued for services rendered	60,000	3,000	1,200	--	4,200

Common stock issued for restricted stock settlements	258,553	12,927	(12,927)	--	--

Issuance of restricted stock options to board members for prior years service	--	--	51,500	--	51,500

Current year stock based compensation	--	--	25,389	--	25,389

Net Loss	--	--	--	(2,288,390)	(2,288,390)

Balance, December 31, 2013	110,233,225	$5,511,661	$99,706,469	$(111,873,431)	$(6,655,301)

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended Dec 31, 2012	For the Year Ended Dec 31, 2013
Cash flows from operating activities:
Net (loss) Income	$1,602,824	$(2,288,390)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,024,754	211,721
Common stock issued for services	177,313	4,200
Accretion of discount on convertible notes payable	941,225	1,010,920
Stock based compensation	283,693	25,389
Warrants issued and expensed for issuance costs	1,095,309	--
Loss on extinguishment of debt	(1,578,914)	--
Gain on extinguishment of liabilities	--	(481,590)
Expensed note conversion costs	47,348	--
Gain on derivative liability valuation	(8,829,748)	(1,242,459)
Loss (gain) on sale of assets	(512)	68,214
Retirement of debt offering costs	53,150	--
Loss on impairment of assets	--	9,781
Allowance for doubtful accounts	31,982	(35,396)
Changes in assets
Decrease in accounts receivable	386,313	806,259
Increase (decrease) in inventories	(245,445)	14,947
Decrease in debt offering costs	105,805	42,176
Decrease in prepaid and other assets	323,618	205,142
Changes in liabilities
Decrease in accounts payable	1,040,932	9,726
Increase in accrued expenses	136,682	238,030
Increase (decrease) in deferred revenues	40,886	(46,055)
Net cash (used) provided in operating activities	(3,362,785)	(1,447,385)

Cash flows from investing activities:
Purchase of equipment	(172,825)	--
Proceeds from sale of assets	3,761	139,014
Net cash (used) provided by investing activities	(169,064)	139,014

Cash flows from financing activities:
Proceeds from equity financing	6,150,000	--
Payments on principal on debt	(4,017,649)	--
Equity issuance costs	(776,483)	--
Proceeds from equipment financing	--	--
Payments for debt extinguishment costs	(275,041)	--
Payments for extinguishment of liabilities	--	(206,300)
Increase (decrease) in restricted cash	(140,700)	140,700
Proceeds from notes payable	2,024,799	1,195,000
Net cash provided by financing activities	2,964,926	1,129,400

Net decrease in cash and cash equivalents	(566,923)	(178,971)
Cash and cash equivalents, beginning of period	961,265	394,342

Cash and cash equivalents, end of period	$394,342	$215,371

Supplemental disclosure of cash flow information:
Interest paid	$347,902	$66,700
Income taxes paid	$--	$--

See accompanying notes to consolidated financial statements

BROADCAST INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

On May 18, 2004, the Debtor-in-Possession’s Plan of Reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation and subsequent share acquisitions, for the years ended December 31, 2013 and 2012, the Company owned, on a fully diluted basis, approximately 55,897,169 common share equivalents of IDI, representing approximately 94% of the equity of IDI.

The audited consolidated financial statements herein include operations from January 1, 2012 to December 31, 2013. IDI produced losses from operations during the period; therefore, 100% of the results from operations have been included in the Company’s consolidated statements.

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

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At December 31, 2013 and 2012, we had no bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

Inventories

Inventories consisting of electrical and computer parts are stated at the lower of cost or market determined using the first-in, first-out method. We review the value of our inventory, whenever events or changes in circumstances indicate. With our review at December 31, 2013, we recorded a $9,781 impairment for obsolete or overvalued items.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of December 31, 2013, the United States Patent and Trademark Office had approved four patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on issued patents totaled $9,906 and $10,151 for the years ended December 31, 2013 and 2012, respectively.

Our estimated future annual amortization expense, if all patents were issued at the beginning of 2013, would be $10,121 for each of the next five years.

Long-Lived Assets

We review our long-lived assets, including patents, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future un-discounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. After our review at December 31, 2013 it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $546,953 and $1,754,163 of research and development costs for the years ended December 31, 2013 and 2012, respectively.

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

For the years ended December 31, 2013 and 2012, we had the same customer that individually constituted 83% and 85%, of our total revenues, respectively.  The contract with this customer expired in May 2013.  Unless we can replace that customer with another similarly large customer or customers, revenues will be declined substantially from comparative periods, which will harm our business.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2013:

	For the Year Ended 2012	For the year Ended 2013
Numerator
Net income (loss)	$1,602,824	$(2,288,390)
Denominator
Basic weighted average shares outstanding	100,798,223	109,107,238
Effect of dilutive securities:
Stock options and warrants	2,510,488	--
Restricted stock units	3,225,133	--
Diluted weighted average shares outstanding	106,533,844	109,107,238

Net income (loss) per common share
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Potentially dilutive securities representing 18,568,963 shares of common stock were excluded from the computation of diluted earnings per common share for the year ended December 31, 2012, because their effect would have been anti-dilutive.

As we experienced a net loss during the year ended December 31, 2013, potentially dilutive securities representing; (i) 43,068,136 options and warrants to purchase shares of common stock, (ii) 3,093,247 unsettled restricted stock units and (iii) 20,900,000 shares for the conversion feature of our $5,225,000 convertible notes, were not included in the diluted earnings per common share calculation as the effect of such common stock equivalents would be anti-dilutive.

Advertising Expenses

We follow the policy of charging the costs of advertising to expense as incurred.  Advertising expense for the years ended December 31, 2013 and 2012 were $0 and $35,168, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This Update indicates that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset except in circumstances where a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction. This Update is effective for years beginning after December 15, 2013 for public companies and after December 15, 2014 for private companies. This Update didn’t have a significant impact on its financials.

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

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements  (Topic 205) – Liquidation Basis of Accounting. This Update requires an entity to use the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent if the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved or (b) a plan for liquidation is being imposed by other forces. The Update also indicates that asset should be measured and presented at the expected amount of cash proceeds to be received upon liquidation.  The entity should also present any assets not previously recognized but expects to sell in liquidation or use in settling liabilities (i.e. trademarks, etc.). This Update is effective for periods beginning after December 15, 2013. This Update did not impact our financials since it does not expect liquidation to be imminent in the near future.

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

Note 3- Going Concern

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

Our continuation as a going concern is dependent on our ability to generate sufficient income and cash flow to meet our obligations on a timely basis and to obtain additional financing as may be required.  There is no assurance we will be successful in efforts to raise additional funds.  The accompanying statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Accounts Receivable

Included in our $50,745 and $821,608 net accounts receivable for the years ending December 2013 and 2012, respectively, were (i) $57,655 and $856,462 for billed trade receivables, respectively; (ii) $1,380 and $44,478 of unbilled trade receivables, respectively; (iii) $0 and $1,808 for employee travel advances and other receivables, respectively; less (iv) $8,290 and $81,140 for allowance for uncollectible accounts, respectively.

Included in the numbers above was our single largest customer for each year ended December 31, 2013 and, 2012, which provided 83% and 85% of total revenue and represented 18% and 71% of our trade receivables on December 31, 2013 and 2012, respectively.

Our largest customer initially signed a three-year agreement which has now expired.  Unless we can replace that customer with another similarly large customer or customers, revenues will continue to decline substantially from comparative periods, which has harmed our business.

Note 5 – Equity Financing and the Debt Restructuring

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

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 23, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of our securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $0.35 per share; and (2) The “B” Warrant will not be exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share, but, in the event of such issuance, grants the investors the right to acquire additional shares at a price of $0.05 to reduce the impact of the dilution caused by such issuance, but in no event shall the number of shares to be issued under the B Warrant cause us to exceed the number of authorized shares of common stock. The shares in excess of our authorized shares that would have been issuable under the B Warrant shall be “net settled” by payment of cash in an amount equal to the number of shares in excess of the authorized common shares multiplied by the closing price of our common stock as of the trading day immediately prior to the applicable date of the exercise of such B Warrant. The holders of the B Warrants agreed in December 2013 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants with the result that the B Warrants have now been extinguished.

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

All warrants listed below were issued with price protection provisions and were accounted for as derivative liabilities. The Warrants were valued using the Black Scholes pricing model.

	Common Shares Issued	Number of Warrants	Value of Warrants
Investors	24,816,000	12,408,000	$5,677
Bridge Loan Conversion	1,600,000	800,000	366
Equipment Finance Conversion	2,000,000	1,000,000	458
Agency	--	4,262,400	1,951
Total	28,416,000	18,470,400	$8,452

We recorded an aggregate derivative liability of $8,452 and $757,469 as of December 31, 2013 and 2012, respectively related to the reset feature of the warrants mentioned above. A derivative valuation gain of $749,017 and $4,365,323 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2012 and the time the warrants issued, respectively.  The aggregate derivative liability of $8,452 was calculated using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.27%, (ii) expected life (in years) of 4.2; (iii) expected volatility of 96.77%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.005.

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

We recorded an aggregate derivative liability of $499 and $109,400 as of December 31, 2013 and 2012 respectively, related to the reset feature of the warrants issued under the Placement agency Agreement. A derivative valuation gain of $108,901 and $2,765,600, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $499 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.38%, (ii) expected life (in years) of 2.0; (iii) expected volatility of 120.96%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.005.

Note 6 – Notes Payable

The recorded value of our notes payable (net of debt discount) for the years ending December 31, 2013 and 2012 was as follows:

	December 31, 2012	December 31, 2013
2012 Secured Convertible Notes	$2,428,166	$4,225,000
Unsecured Convertible Note	673,840	1,000,000
Unsecured Interest Note	--	20,000
Total	3,102,006	5,245,000
Less Current Portion	(3,102,006)	(5,245,000)
Total Long-term	$--	$--

2012 Secured Convertible Notes

We engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”). As of December 31, 2013 we have issued notes having an aggregate principal value of $4,225,000 as explained below.  The notes are due and payable on or before December 31, 2013 and remain unsatisfied at the current date.   The notes bear interest at 12% per annum and may convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.

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

We recorded an aggregate derivative liability of $74,500 as of December 31, 2012, related to the conversion feature of the note. A derivative valuation gain of $423,500 was recorded to reflect the change in value of the aggregate derivative liability from the time the notes were issued.  The aggregate derivative liability of $74,500 was calculated as follows using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.11%, (ii) expected life (in years) of 0.50; (iii) expected volatility of 129.08%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

Additionally, we recorded an aggregate derivative liability of $2,654 and $183,000 as of December 31, 2013 and 2012, respectively related to the warrant reset provision. A derivative valuation gain of $180,346 and $442,000 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2012 and the time the warrants were issued, respectively.  The aggregate derivative liability of $2,654 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.02%, (ii) expected life (in years) of 3.60; (iii) expected volatility of 101.48%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.005.

The principal value of $4,225,000 of the secured convertible note is being accreted over the amended term of the obligation, for which $684,760 and $501,166 was included in interest expense for each the years ended December 31, 2013 and 2012, respectively. The note bears a 12% annual interest rate and for the years ended December 31, 2013 and 2012, $448,792 and $149,227, respectively were included in interest expense.

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

On December 24, 2010 we closed on a Debt Restructuring as mentioned above, In connection with that Debt Restructuring the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013 and remains currently unsatisfied.  We issued 150,000 shares to the holder of this note as consideration to extend the term of the note.

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

We recorded an aggregate derivative liability of $46,400 of December 31, 2012 related to the conversion feature of the note. A derivative valuation gain of $253,600 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2011.  The aggregate derivative liability of $46,400 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.16%, (ii) expected life (in years) of 1.0; (iii) expected volatility of 112.04%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.08.

In connection with the amendment mentioned above, the principal value of the note is being accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $326,160 and $333,336 was included in interest expense for each the years ended December 31, 2013 and 2012, respectively.

The note bears an 8% annual interest rate payable semi-annually, and for each the years ended December 31, 2013 and 2012, $80,000, was included in interest expense.

Unsecured Interest Note

On April 17, 2013, we entered into a promissory note with the holder of our Unsecured Convertible Note in the amount of $20,000. The note was to satisfy unremitted interest due the holder on the Unsecured Convertible Note at that time. The note bears a 12 % per annum interest rate and was due on December 31, 2013. The principal and accrued interest due remain unsatisfied at the current date.

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

With the retirement of the Amended and Restated Note we recorded no aggregate derivative liability at December 31, 2013 or 3012. However for the year ended December 31, 2012, (at the date of retirement) we recorded a derivative valuation gain of $203,700, related to the conversion feature of the Amended and Restated Note to reflect the change in value of the aggregate derivative from December 31, 2011 to the date of retirement. The derivative value of $81,500 at the date of retirement was recorded as additional paid in capital.

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

We recorded an aggregate derivative liability of $28 and $5,900 as of December 31, 2013 and 2012, respectively, related to the warrant reset provision of the warrants. A derivative valuation gain of $5,872 and $253,600, respectively, was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012 and December 31, 2011, respectively.  The aggregate derivative liability of $28 for the warrant reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.48%, (ii) expected life (in years) of 2.20; (iii) expected volatility of 119.11%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.005.

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

At December 31, 2013 and 2012 we recorded an aggregate derivative liability of $44 and $7,400, respectively related to the reset provision for the original and placement warrants issued. A derivative valuation gain of $7,356 and $136,300 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2012 and 2011, respectively.  The aggregate derivative liability of $44 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.78%, (ii) expected life (in years) of 3.0; (iii) expected volatility of 103.27%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.005.

At December 31, 2013 and 2012 we recorded an aggregate derivative liability of $59 and $7,200, respectively related to the reset provision for the warrants issued for an extension of the maturity date.  A derivative valuation gain of $7,141 and $89,325 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2012 and the time the warrants were issued, respectively.  The aggregate derivative liability of $59 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.78%, (ii) expected life (in years) of 3.0; (iii) expected volatility of 103.27%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.005.

The principal value of the note was being accreted over the amended term of the obligation, for which $106,723 was included in interest expense for the year ended December 31, 2012.  The note bore an 18% annual interest rate, and for the year ended December 31, 2012, $100,899 was included in interest expense.

Equipment Purchase and Sale Agreement

In October 2011, we entered into an Equipment Purchase and Sale Agreement with a Utah corporation whereby we used the funds advanced to purchase certain electronic receiving and digital signage equipment along with installation costs.  A 3% fee was due each month the amount remained outstanding.  At December 31, 2011 we had an outstanding funded amount of $700,000.

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

The 3% fee mention above totaling $63,000 was recorded as interest expense for year ended December 31, 2012.

Note 7 – Investment in Interact Devices, Inc (IDI)

We began investing in and advancing monies to IDI in 2001.  IDI was developing technology which became an initial part of the CodecSys technology.

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI shares of our common stock and cash in exchange for approximately 50,127,218 shares of the common stock of IDI. Since May 18, 2004, we have acquired additional common share equivalents IDI. As of December 31, 2013, we owned 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of December 31, 2013 and 2012, we have advanced an aggregate amount of $3,393,149 and $3,347,255 respectively, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 8 – Operating Leases

We currently lease our executive office and warehouse space located at 6952 South 185 West, Unit C, Salt Lake City, Utah 84047, which consists of approximately 2,500 square feet on a month to month basis, at the rate of $3,955 per month plus utilities. We have no other properties.  We recognized rent expense of approximately $234,392 and $352,789, in 2013 and 2012, respectively.

We also lease copy machines on multi-year leases that expire in March 2014 at a minimum rate of $655 per month.

The total future minimum payments under non-cancelable operating leases at December 31, 2013 are $1,965 related to the copy machines mentioned above.

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

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2013:

	2012	2013

Deferred tax assets
NOL carry-forward	$25,881,900	$27,003,600
General business credit carry-forwards	1,158,900	1,118,400
Deferred compensation	78,500	22,700
Allowance for doubtful accounts	31,600	3,200
Deferred tax liabilities
Depreciation	61,700	(13,300)

Valuation allowance	(27,212,600)	(28,134,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2013 due to the following:

	2012	2013

Federal income tax (expense) benefit at statutory rates	$1,831,600	$958,300
State income tax (expense) benefit at statutory rates	269,300	140,900
Change in valuation allowance	(2,100,900)	(1,099,200)
	$-	$-

At December 31, 2013, the Company had net operating loss carry-forwards of approximately $69,240,000 that may be offset against future taxable income from the year 2014 through 2033.  No tax benefit has been reported in the December 31, 2012 and 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

Note 10 – Preferred and Common Stock

We have authorized two classes of stock, 20,000,000 shares of preferred stock with no par value and 180,000,000 shares of common stock with a $0.05 par value. No preferred stock has been issued, while 110,233,225 shares of common stock were issued and outstanding at December 31, 2013. Holders of shares of common stock are entitled to receive dividends if and when declared and are entitled to one vote for each share on all matters submitted to a vote of the shareholders.

During the year ended December 31, 2013, we issued 2,759,405 shares of our common stock as follows: (i) 2,240,852 for extinguishment of company liabilities, (ii) 258,553 for settlement of restricted stock options, (iii) 200,000 for common stock issued to a former director for prior years services rendered, (iv) 60,000 to six non-employees for services rendered.

During the year ended December 31, 2012, we issued 31,498,164 shares of our common stock as follows: (i) 24,816,000 related to our 2012 Equity Financing and Debt Restructuring, (ii) 5,600,000 for debt conversions and (iii) 1,082,164 for services rendered by consultants.

Note 11 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at December 31, 2013 was 4,319,411.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 363,200 at December 31, 2013.

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

There were no options issued during the year ending December 31, 2013.  The fair values for the options granted in 2012 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

Year Ended December 31,2012
Risk free interest rate	1.65%
Expected life (in years)	10.0
Expected volatility	78.97%
Expected dividend yield	0.00%

The weighted average fair value of options granted during the year ended December 31, 2012 was $0.27.

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

The fair values for the warrants granted in 2013 and 2012 were estimated at the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012
Risk free interest rate	0.65%	1.16%
Expected life (in years)	4.42	5.7
Expected volatility	90.68%	82.79%
Expected dividend yield	0.00%	0.00%

The weighted average fair value of warrants granted during the years ended December 31, 2013 and 2012, was $0.05 and $0.23, respectively.

Results of operations for the years ended December 31, 2013 and 2012 includes $25,388 and $283,693, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

The $25,388 non-cash stock-based compensation expense for the year ended December 31, 2013 was a result of the vesting of unexpired options and warrants issued prior to January 1, 2013.

For the year ended December 31, 2012 we recognized $283,692 of stock based compensation as follows: (i) $65,500 for 390,133 restricted stock units issued to 5 members of the board of directors, (ii) $833 for 50,000 options granted to 4 employees and (iii) $217,359 resulting from the vesting of unexpired options and warrants issued prior to January 1, 2012.

The following table summarizes option and warrant activity during the years ended December 31, 2013 and 2012.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2011	20,440,551	$1.10
Options granted	50,000	0.37
Warrants issued	24,817,900	0.33
Expired	(252,669)	1.31
Forfeited	(1,658,919)	1.31
Exercised	--	--

Outstanding at December 31, 2012	43,396,863	$0.54
Options granted	--	--
Warrants issued	850,000	0.25
Expired	(643,094)	0.55
Forfeited	(535,633)	1.42
Exercised	--	--

Outstanding at December 31, 2013	43,068,136	$0.47

The following table summarizes information about stock options and warrants outstanding at December 31, 2013.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.17-0.95	40,024,414	3.34	$0.42	39,941,081	$0.42
1.00-1.59	2,709,222	2.69	1.04	2,694,555	1.04
2.25-4.00	334,500	1.94	2.52	334,500	2.52
$0.17-4.00	43,068,136	3.29	$0.48	42,970,136	$0.47

There were no options exercised for the years ended December 31, 2013 and 2012. There was no intrinsic value of options and warrants available and exercisable for the years ended December 31, 2013 or 2012.

Restricted Stock Units

For the years ended December 31, 2013 and 2012, 686,667 and 390,133 restricted stock units were awarded, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule.  All of the restricted stock units vested during the year they were awarded.

The following is a summary of restricted stock unit activity for the years ended December 31, 2013 and 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2011	2,550,000	1.25
Awarded at fair value	390,133	0.17
Canceled/Forfeited	--	--
Settled by issuance of stock	--	--
Outstanding at December 31, 2012	2,940,133	$1.11
Awarded at fair value	686,667	0.08
Canceled/Forfeited	(275,000)	1.36
Settled by issuance of stock	(258,553)	0.82
Outstanding at December 31, 2013	3,093,247	$0.88
Vested at December 31, 2013	3,093,247	$0.88

The 686,667 restricted stock units valued at $51,500 awarded in the year ended December 31, 2013, were issued to 5 members of the board of directors for services rendered prior to 2013 and had been included as director fee expenses in the year ended December 31, 2012.

The impact on our results of operations for recording stock-based compensation for the years ended December 31, 2013 and 2012 is as follows:

	For the years ended
	December 31,
	2013	2012

General and administrative	$25,388	$185,478
Research and development	--	98,214

Total	$25,388	$283,692

Total unrecognized stock-based compensation was $29,294 at December 31, 2013, which we expect to recognize during the year ended December 31, 2014, in accordance with vesting provisions.

Note 12 – Equipment Financing

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

During the five months ended May 31, 2013 we made additional payments totaling $284,400 into the escrow account. On June 13, 2013 this matter was settled resulting in a $370,000 payment to the plaintiff, which had previously been deposited in escrow with the Court. The $55,100 balance remaining in the escrow account was paid towards accrued litigation fees.  For the year ended December 31, 2013 we recorded the $370,000 expense as part of our cost of sales as it was related to the equipment used by one of our customers.

Note 13 – Fair Value Measurements

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	--	--	--	--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$11,736	$--	$--	$11,736
Total liabilities measured at fair value	$11,736	$--	$--	$11,736

(1) See Notes 4 & 5 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2013.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2012	$(1,191,269)
Total gains or losses (realized and unrealized)
Included in net income	1,242,459
Valuation adjustment	--
Purchases, issuances, and settlements, net	(62,926)
Transfers to Level 3	--
Balance at December 31, 2013	$(11,736)

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

Note 14 – Retirement Plan

We had implemented a 401(k) employee retirement plan. Under the terms of the plan, participants may elect to contribute a portion of their compensation, generally up to 60%, to the plan, subject to IRS Code Section 415 limitations. We match contributions up to 100% of the first 3% of a participant’s compensation contributed to the plan and 50% of the next 2%. Employees are eligible to participate in the plan after three months of service as defined by the plan. For the years ended December 31, 2013 and 2012, we made matching contributions totaling $47,691 and $99,761, respectively.  On October 31, 2013 plan participation was discontinued with all plan assets distributed to the participants by our plan fiduciary on or before January 31, 2014.

Note 15 – Legal Proceedings

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

Note 16 – Liquidity

At December 31, 2013, we had cash of $215,371, total current assets of $300,709, total current liabilities of $7,197,395 and total stockholders' deficit of $6,655,301.  Included in current liabilities is $5,245,000 related to the current portion of notes payable and other debt obligations.

Broadcast experienced negative cash flow used in operations during the year of $1,447,385 compared to negative cash flow used in operations for the year ended December 31, 2012 of $3,362,785.  Although that represents a decrease in cash used for operations of $1,915,400, the cash used decreased only because we had lost approximately 90% of our business.  During 2013 the decrease in negative cash flow was realized primarily through a reduction in the number of employees from 24 to 8, as well as additional expense reduction actions including reducing sales and general and administrative expenses incident to losing our largest customer and curtailing all sales and marketing and development expenditures for our CodecSys product.

Our audited consolidated financial statements for the year ended December 31, 2013 contain a “going concern” qualification.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, we have incurred losses and have not demonstrated the ability to generate sufficient cash flows from operations to satisfy our liabilities and sustain operations.  Because of these conditions, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

The negative cash flow was met by cash reserves from additional proceeds of the issuance of the 2012 Convertible Debt in the total amount of $1,175,000, which included $750,000 of accounts receivable financing that was converted to the 2012 Convertible Debt. Because we expect to continue to experience negative operating cash flow as long as we continue our current limited operations, we need to secure additional funding or complete the proposed merger with Wireless Ronin.  We are actively only pursuing one potential digital signage customer to replace lost revenues.

Note 17 – Supplemental Cash Flow Information

2013

•
During the year ended December 31, 2013 we issued 458,553 shares of our common stock to one former member of our board of directors for services rendered of which (i) 258,553 was for the settlement of previously awarded restricted stock units and (ii) 200,000 valued at $15,000 for unpaid services rendered in 2012, which had been expensed as director fees during the year ended December 31, 2012

•	For the year ended December 31, 2013 we issued an aggregate of 60,000 shares of our common stock valued at $4,200 to six individuals for services rendered.

•
For the nine months ended September 30, 2013 we awarded 686,667 restricted stock units issued valued at $51,500 to four members of our board of directors for services rendered in 2012. The value of these awards had been expensed as directors fee during the year ended December 31, 2012.

•
For the year ended December 31, 2013 we recorded a $68,214 loss on disposal of assets of which (i) $40,824 was for the abandonment of lease hold improvements related to our move from our 7050 Union Park location, (ii) $25,685 related to the retirement of furniture & fixtures, (iii) $1,705 (net of $139,014 of proceeds) related to equipment sold or no longer in use.

•
For the year ended December 31, 2013 we reduced our accounts payable by $841,750 and recorded a $481,590 gain on extinguishment of liabilities resulting from the issuance of 2,240,852 shares of our common stock valued at $153,860 and cash payments totaling $206,300 to 21 of our accounts payable vendors.  As of December 31, 2013 we owe 6 of these vendors an additional aggregate amount of $55,317. Additionally we reduced our accounts payable by $335,701 by returning equipment to two vendors who accepted the returns for full credit against our payable.

•
For year ended December 31, 2013 an aggregate non-cash expense of $1,010,920 was recorded for the accretion of notes payable as follows: (i) $326,100 for our unsecured convertible note and (ii) $684,760 for our 2012 secured convertible notes.

•
During the year ended December 31, 2013, we recognized $211,721 in depreciation and amortization expense from the following: (i) $1,209 related to cost of sales for equipment used directly by or for customers, (ii) $200,606 related to equipment other property and equipment, and (iii) $9,906 for patent amortization.

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

We paid no cash for income taxes during the years ended December 31 2013 and 2012.

Note 18 – Subsequent Events

On March 6, 2014, we issued 729,100 shares of our common stock to one of our former managers in consideration of termination of his employment agreement and compensation.

On March 6, 2014, we issued 408,553 shares of our common stock to one of our former directors in settlement of restricted stock units he had been granted during his tenure as a member of our Board of Directors.

On March 6, 2014, we entered into a Merger Agreement and Plan of Reorganization with Wireless Ronin Technologies, Inc., a Minnesota corporation, (“Ronin”) pursuant to which we would become a wholly owned subsidiary of Ronin. The merger is subject to contingencies normal in this type of transaction, including, our shareholders’ consent, satisfaction or conversion of our indebtedness, and the effectiveness of a registration statement to be filed with the SEC.

Exhibit Index

(a)           Exhibits

Exhibit Number	Description of Document

2.1
Agreement and Plan of Merger and Reorganization, dated as of January 6, 2012, by and among Broadcast International, Inc., AllDigital, Inc., and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2013.

2.2
First Amendment to Agreement and Plan of Merger, dated as of April 10, 2013, by and among Broadcast International, Inc., AllDigital Holdings, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2013.

2.3
Second Amendment to Agreement and Plan of Merger, dated as of June 30, 2013, by and among Broadcast International, Inc., AllDigital Holdings, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2013.

2.4
First Amendment to Agreement and Plan of Merger, dated as of August 26, 2013, by and among Broadcast International, Inc., AllDigital Holdings, Inc. and Alta Acquisition Corporation.  (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2013.

2.5
Agreement and Plan of Merger and Reorganization, dated as of March 6, 2013, by and among Broadcast International, Inc., Wireless Ronin Technologies, Inc, and Broadcast Acquisition Co.  (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2013.

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

10.35
Amendment to Note and Warrant Purchase and Security Agreement and Senior Secured Convertible Promissory Notes, effective as of July 13, 2013, by and among Broadcast International, Inc., Interact Devices, Inc., Amir L. Ecker and the Purchasers indicated on the signature pages thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.36
Consent to Convert Accounts Receivable Agreement dated August 8, 2013, by and between Broadcast International, Inc. and Don Harris. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.37	Senior Secured Convertible Promissory Note, dated August 8, 2013. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.38
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