Form 10-Q
period 2014-03-31
BROADCAST INTERNATIONAL INC
filed 2014-05-15
CIK 740726

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
☒           Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File No.0-13316
BROADCAST INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0395567
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6952 S High Tech Drive Suite C, Salt Lake City, Utah 84047
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

☐ Large accelerated filer   ☐ Accelerated filer    ☐ Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 8, 2014
Common Stock, $.05 par value	111,370,878 shares

Broadcast International, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2014
		(Unaudited)
ASSETS:
Current Assets
Cash	$215,371	$35,478
Trade accounts receivable, net	50,745	62,120
Inventory	19,457	19,124
Prepaid expenses	15,136	1,501
Total current assets	300,709	118,223
Property and equipment, net	64,282	33,597
Other Assets, non current
Deposits and other assets	66,081	35,380
Patents, net	111,022	108,851
Total other assets, non current	177,103	144,231

Total assets	$542,094	$296,051

LIABILITIES AND STOCKHOLDERS DEFICIT:

Current Liabilities
Accounts payable	$1,034,053	$1,082,732
Payroll and related expenses	98,962	81,799
Other accrued expenses	802,364	913,601
Unearned revenue	5,280	4,496
Current portion of notes payable	5,245,000	5,328,700
Derivative valuation	11,736	159,731
Total current liabilities	7,197,395	7,571,059
Long-term liabilities	--	--
Total liabilities	7,197,395	7,571,059
Commitments and contingencies
STOCKHOLDERS’ DEFICIT:
Preferred stock, no par value, 20,000,000 shares authorized; none issued	--	--
Common stock, $.05 par value, 180,000,000 shares authorized; 110,233,225 and 111,370,878 shares issued as of December 31, 2013 and March 31, 2014, respectively	5,511,661	5,568,544
Additional paid-in capital	99,706,469	99,684,254
Accumulated deficit	(111,873,431)	(112,527,806)
Total stockholders’ deficit	(6,655,301)	(7,275,008)

Total liabilities and stockholders’ deficit	$542,094	$296,051

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2013	2014

Net sales	$1,480,569	$73,995
Cost of sales	777,569	57,927
Gross profit	703,000	16,068

Operating expenses:
Administrative and general	986,209	331,280
Selling and marketing	137,469	38,154
Research and development	225,374	3,774
Depreciation and amortization	95,864	11,130
Total operating expenses	1,444,916	384,338
Total operating loss	(741,916)	(368,270)

Other income (expense):
Interest expense	(533,785)	(146,614)
Loss on derivative valuation	(735,115)	(147,995)
Gain on extinguishment of debt	69,087	--
Gain on disposition of assets	50,000	7,941
Other income, net	4,166	563
Total other income (expense)	(1,145,647)	(286,105)

Loss before income taxes	(1,887,563)	(654,375)
Provision for income taxes	--	--
Net loss	$(1,887,563)	$(654,375)

Net loss per share – basic & diluted	$(0.02)	$(0.01)

Weighted average shares – basic & diluted	107,667,431	110,574,521

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2014
Cash flows from operating activities:
Net loss	$(1,887,563)	$(654,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,031	11,130
Accretion of discount on convertible notes payable	392,303	--
Stock based compensation	2,824	13,033
Gain on sale of assets	(50,000)	(7,941)
Gain on extinguishment of debt	(69,087)	--
Loss on derivative liability valuation	735,115	147,995
Allowance for doubtful accounts	23,080	(4,250)
Changes in assets and liabilities:
Decrease in accounts receivable	430,533	6,198
Decrease in inventories	15,612	333
Decrease in debt offering costs	19,467	--
Decrease in prepaid and other assets	51,610	44,336
Increase in accounts payable and accrued expenses	387,517	164,387
Decrease in deferred revenues	(26,466)	(784)

Net cash provided by (used in) operating activities	121,976	(279,938)

Cash flows from investing activities:
Proceeds from the sale of assets	--	16,345

Net cash provided by investing activities	--	16,345

Cash flows from financing activities:
Proceeds from equity financing	425,000	83,700
Increase in restricted cash	(284,400)	--

Net cash provided by financing activities	140,600	83,700

Net increase (decrease) in cash	262,576	(179,893)

Cash beginning of period	394,342	215,371

Cash end of period	$656,918	$35,478

Supplemental disclosure of cash flow information:
Interest paid	$400	$--
Income taxes paid	$--	$--

See accompanying notes to condensed consolidated financial statements.

BROADCAST INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2014

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Broadcast International, Inc. (“we” or the “Company”) contain the adjustments, all of which are of a normal recurring nature, necessary to present fairly our financial position at December 31, 2013 and March 31, 2014 and the results of operations for the three months ended March 31, 2013 and 2014, respectively, with the cash flows for each of the three months ended March 31, 2013 and 2014, in conformity with U.S. generally accepted accounting principles.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Note 2 - Reclassifications

Certain 2013 financial statement amounts have been reclassified to conform to 2014 presentations.

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

As we experienced net losses during the three month periods ending March 31, 2014 and 2013, no common stock equivalents have been included in the diluted earnings per common share calculations as the effect of such common stock equivalents would be anti-dilutive.

Options and warrants to purchase 42,863,636 and 43,711,269, shares of common stock at prices ranging from $0.25 to $2.90 and $0.25 to $4.00 per share were outstanding at March 31, 2014 and 2013, respectively. Additionally, unsettled restricted stock units of 2,484,694 and 3,368,247 were outstanding at March 31, 2014 and 2013, respectively. Furthermore, we had convertible debt that was convertible into 21,234,800 and 17,900,000 shares of common stock at March 31, 2014 and 2013, respectively that was excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Note 5 – Stock-based Compensation

In accordance with ASC Topic 718, stock-based compensation cost is estimated at the grant date, based on the estimated fair value of the awards, and recognized as expense ratably over the requisite service period of the award for awards expected to vest.

Stock Incentive Plans

Under the Broadcast International, Inc. 2004 Long-Term Incentive Plan (the “2004 Plan”), the board of directors may issue incentive stock options to employees and directors and non-qualified stock options to consultants of the company.  Options generally may not be exercised until twelve months after the date granted and expire ten years after being granted. Options granted vest in accordance with the vesting schedule determined by the board of directors, usually ratably over a three-year vesting schedule upon the anniversary date of the grant.  Should an employee terminate before the vesting period is completed, the unvested portion of each grant is forfeited. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various judgmental assumptions including estimated stock price volatility, forfeiture rates, and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  The number of unissued stock options authorized under the 2004 Plan at March 31, 2014 was 4,523,911.

The Broadcast International, Inc. 2008 Equity Incentive Plan (the “2008 Plan”) has become our primary plan for providing stock-based incentive compensation to our eligible employees and non-employee directors and consultants of the company. The provisions of the 2008 Plan are similar to the 2004 Plan except that the 2008 Plan allows for the grant of share equivalents such as restricted stock awards, stock bonus awards, performance shares and restricted stock units in addition to non-qualified and incentive stock options. We continue to maintain and grant awards under our 2004 Plan which will remain in effect until it expires by its terms. The number of unissued shares of common stock reserved for issuance under the 2008 Plan was 363,200 at March 31, 2014.

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

There were no options granted for either the three months ended March 31, 2014 or 2013.

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

The fair values for the warrants issued for the three months ended March 31, 2013 estimated at the date of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2013
Risk free interest rate	0.65%
Expected life (in years)	4.42
Expected volatility	90.68%
Expected dividend yield	0.00%

The weighted average fair value of warrants issued during the three months ended March 31, 2013 was $0.05.  There were no warrants issued during the three months ended March 31, 2014.

Results of operations for the three months ended March 31, 2014 and 2013 includes $13,033 and $2,824, respectively, of non-cash stock-based compensation expense. Restricted stock units and options issued to directors vest immediately. All other restricted stock units, options and warrants are subject to applicable vesting schedules. Expense is recognized proportionally as each award or grant vests.

The $13,033 and $2,824 of non-cash stock-based compensation expense for the three months ended March 31, 2014 and 2013 was from the vesting of unexpired options and warrants issued prior to January 1, 2014 and 2013, respectively and were included in our general and administrative expense.

Due to unexercised options and warrants outstanding at March 31, 2014, we will recognize an aggregate total of $29,294 during the year ending December 31, 2014 in accordance with vesting provisions.

The following unaudited tables summarize option and warrant activity during the three months ended March 31, 2014.

	Options and Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2013	43,068,136	$0.47
Options granted	--	--
Warrants issued	--	--
Expired	(4,500)	4.00
Forfeited	(200,000)	1.20
Exercised	--	--

Outstanding at March 31, 2014	42,863,636	$0.47

The following table summarizes information about stock options and warrants outstanding at March 31, 2014.

	Outstanding			Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price
$0.25-0.95	40,024,414	3.10	$0.42	39,941,081	$0.42
1.00-1.59	2,509,222	2.21	1.03	2,494,555	1.03
2.25-2.90	330,000	1.72	2.50	330,000	2.50
$0.25-2.90	42,863,636	3.03	$0.47	42,765,636	$0.47

Restricted Stock Units

The value of restricted stock units is determined using the fair value of our common stock on the date of the award and compensation expense is recognized in accordance with the vesting schedule.

During the three months ended March 31, 2014, 608,553 restricted stock units were settled with issuance of shares of our common stock, (a) 408,553 shares to a former member of our board of directors for prior services rendered and (b) 200,000 shares to a former employee.  For the three months ended March 31, 2014 no restricted stock units were awarded.

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

The following is a summary of restricted stock unit activity for the three months ended March 31, 2014.

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2013	3,093,247	$0.88
Awarded at fair value	--	--
Canceled/Forfeited	--	--
Settled by issuance of stock	(608,553)	0.51
Outstanding at March 31, 2014	2,484,694	$0.97
Vested at March 31, 2014	2,484,694	$0.97

Note 6 - Significant Accounting Policies

Cash and Cash Equivalents

We consider all cash on hand and in banks, and highly liquid investments with maturities of three months or less, to be cash equivalents. At March 31, 2014 and December 31, 2013, we had no bank balances in excess of amounts insured by the Federal Deposit Insurance Corporation.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Included in our $62,120 and $50,745 net accounts receivable for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, were (i) $65,910 and $57,655 for billed trade receivables, respectively; (ii) $250 and $1,380 of unbilled trade receivables less (iii) ($4,040) and ($8,290) for allowance for uncollectible accounts, respectively.

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

Patents and Intangibles

Patents represent initial legal costs incurred to apply for United States and international patents on the CodecSys technology, and are amortized on a straight-line basis over their useful life of approximately 20 years.  We have filed several patents in the United States and foreign countries. As of March 31, 2014, the United States Patent and Trademark Office had approved six patents.  Additionally, eleven foreign countries had approved patent rights.  While we are unsure whether we can develop the technology in order to obtain the full benefits, the patents themselves hold value and could be sold to companies with more resources to complete the development. On-going legal expenses incurred for patent follow-up have been expensed from July 2005 forward.

Amortization expense recognized on all patents totaled $2,171 and $2,538 for the three months ended March 31, 2014 and 2013, respectively. Our estimated future amortization expense, if all patents were issued at the beginning of 2014, would be $10,121 for each of the next five years.

Long-Lived Assets

We review our long-lived assets, including patents, annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, then the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Fair value is determined by using cash flow analyses and other market valuations. After our review at March 31, 2014 it was determined that no adjustment was required.

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

Research and Development

Research and development costs are expensed when incurred.  We expensed $3,774 and $225,374 of research and development costs for the three months ended March 31, 2014 and 2013, respectively.

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

For the three months ended March 31, 2014 and 2013, our largest customer individually constituted 48% and 91%, respectively of our total revenues.

Our largest customer for 2014 is not the same as in 2013. The largest customer included in our 2013 revenue initially signed a three-year agreement which has expired. We provided services for this customer through May 31, 2013, but provided no services for this customer in 2014 and have not been able to secure new customers to replace the lost revenues.

Note 7 – Notes Payable

The recorded value of our notes payable for the three months ended March 31, 2014 and year ended December 31, 2013 was as follows:

	December 31, 2013	March 31, 2014

2012 Secured Convertible Notes	$4,225,000	$4,308,700
Unsecured Convertible Note	1,000,000	1,000,000
Unsecured Interest Note	20,000	20,000
Total	5,245,000	5,328,700
Less Current Portion	(5,425,000)	(5,328,700)
Total Long-term	$--	$--

2012 Secured Convertible Notes

We engaged Philadelphia Brokerage Corporation to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with an aggregate principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”). As of March 31, 2014 we have issued notes having an aggregate principal value of $4,308,700 as explained below.  The notes were due and payable on or before December 31, 2013.  The principal and accrued interest due remain unsatisfied as of the current date.  We are currently in discussions with the note holders regarding the conversion rate and extension of the due date to accommodate the closing of the Wireless Ronin merger.The notes bear interest at 12% per annum and may convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets.

In July 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt and issued warrants to acquire 3,800,000 shares of our common stock.

In August 2012, we increased our 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $900,000 and issued warrants to acquire 1,800,000 shares of our common stock.

In December 2012, we increased our 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $250,000, issued warrants to acquire 500,000 shares of our common stock to one member of our Board of Directors.

In January 2013, we increased our 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $425,000, issued warrants to acquire 850,000 shares of our common stock to; (i) one member of our Board of Directors, (ii) three individuals and (iii) two companies.

In August 2013, we converted the $750,000 principal balance of 2013 Accounts Receivable Purchase Agreement into our 2012 Convertible Debt Offering through the issuance of short term debt. No warrants were issued with respect to this transaction.

In March 2014 we increased our 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $83,700 to one member of our Board of Directors.  No warrants were issued with respect to this transaction.

The notes and warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued on the dates issued using a Black-Scholes pricing model.

We recorded an aggregate derivative liability of $179,300 as of March 31, 2013, related to the conversion feature of the note. A derivative valuation loss of $89,700 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012.  The aggregate derivative liability of $179,300 was calculated as follows using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.07%, (ii) expected life (in years) of 0.30; (iii) expected volatility of 175.61%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

Additionally, we recorded an aggregate derivative liability of $33,523 and $345,800 as of March 31, 2014 and 2013, respectively related to the warrant reset provision. A derivative valuation loss of $30,869 and $119,500 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2013 and 2012, respectively.  The aggregate derivative liability of $33,523 was calculated as follows using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.93%, (ii) expected life (in years) of 3.30; (iii) expected volatility of 125.67%, (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.015.

The principal value of the secured convertible note was being accreted over the amended term of the obligation for which $308,968 was included in interest expense for the three months ended March 31, 2013. The note bears a 12% annual interest rate and for the three months ended March 31, 2014 and 2013, $125,014 and $98,861, respectively were included in interest expense.

Unsecured Convertible Note

On September 29, 2006, we entered into a letter of understanding with Triage Capital Management, or Triage.  The letter of understanding provided that Triage loan $1,000,000 to us in a convertible note securities agreement.On December 24, 2010 we closed on a Debt Restructuring as mentioned above, In connection with that Debt Restructuring the Company amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  The principal and accrued interest due remain unsatisfied as of the current date. We are currently in discussions with the note holder regarding the conversion rate and extension of the due date to accommodate the closing of the Wireless Ronin merger.

We recorded an aggregate derivative liability of $99,800 as of March 31, 2013 related to the conversion feature of the note. A derivative valuation loss of $53,400 was recorded to reflect the change in value of the aggregate derivative liability since December 31, 2012.  The aggregate derivative liability of $99,800 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.14%, (ii) expected life (in years) of 0.8; (iii) expected volatility of 142.68%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.10.

In connection with the amendment mentioned above, the principal value of the note was accreted due to the difference in the value of the conversion feature before and after the amendment. The principal value of $1,000,000 of the unsecured convertible note was accreted over the amended term of the obligation, for which $83,334 was included in interest expense for the three months March 31, 2013. The note bears an 8% annual interest rate payable semi-annually, and for each the three months ended March 31, 2014 and 2013, $20,000, was included in interest expense.

Unsecured Interest Note

On April 17, 2013, we entered into a promissory note with the holder of our Unsecured Convertible Note in the amount of $20,000. The note was to satisfy unremitted interest due the holder on our Unsecured Convertible Note at that time. The note bears a 12 % per annum interest rate and was due on December 31, 2013. The principal and accrued interest due remain unsatisfied as of the current date.

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

We recorded an aggregate derivative liability of $1,373 and $13,400 as of March 31, 2014 and 2013, respectively, related to the warrant reset provision.  A derivative valuation loss of $1,345 and $7,500, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2013 and December 31, 2012, respectively.  The aggregate derivative liability of $1,373 was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.45%, (ii) expected life (in years) of 2.0; (iii) expected volatility of 152.63%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.015.

2011 Bridge Loan

On December 28, 2011 we entered into a Note and Warrant Purchase and Security Agreement with seven individuals for an aggregate of $1,300,000 (“Bridge Loan”) to be used as working capital. The note bore an annual interest rate of 18%, payable monthly in cash.  Additionally, we granted to the holders of the Bridge Loan warrants with a five year term to purchase an aggregate of 357,500 shares of our common stock at an exercise price of $0.65 which has been subsequently reset to $0.50.  The note was originally due on February 28, 2012, but was extended and satisfied as described below.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an exercise price of $0.35 which has been subsequently reset to $0.25 per share.  In connection with the Bridge Loan we issued warrants to purchase 65,000 shares of our common stock at an exercise price of $0.65 which has been subsequently reset to $0.50 per share, to our investment banker for services in completing the above transaction.

On March 26, 2012, we closed on the 2012 Equity Financing and under the terms of the associated securities purchase agreement, two of the above described bridge lenders converted the principal balance of their portion of the bridge loan in the amount of $400,000 to common stock and warrants as part of and on the same terms as the 2012 Equity Financing, reducing the outstanding principal balance to $900,000. On July 13, 2012 the $900,000 principal balance was retired and was included as part of the 2012 Secured Convertible Note (as described above).

All warrants mentioned above were issued with price protection provisions and were accounted for as derivative liabilities and valued using a Black Scholes pricing model.

We recorded an aggregate derivative liability of $1,324 and $13,000 as of March 31, 2014 and 2013, respectively, related to the reset provision for the original and placement warrants issued.  A derivative valuation loss of $1,280 and $5,600, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2013 and December 31, 2012, respectively.  The aggregate derivative liability of $1,324 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.93%, (ii) expected life (in years) of 2.7; (iii) expected volatility of 136.22%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.015.

We recorded an aggregate derivative liability of $1,127 and $10,800 as of March 31, 2013 and 2012, respectively, related to the reset provision for the warrants issued for an extension of the maturity date.  A derivative valuation loss of $1,068 and $3,600, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2013 and December 31, 2012, respectively.  The aggregate derivative liability of $1,127 for the reset provision of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.93%, (ii) expected life (in years) of 2.7; (iii) expected volatility of 136,22%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.015.

Note 8 – Equity Financing and the Debt Restructuring

2012 Equity Financing and the Debt Restructuring

On March 26, 2012, we closed on an equity financing (the “2012 Equity Financing”) as well as a restructuring of our outstanding senior convertible indebtedness (the “2012 Debt Restructuring”) resulting in complete satisfaction of our senior indebtedness.

We entered into an Engagement Agreement, dated October 28, 2011, with MDB Capital Group, LLC (“MDB”), pursuant to which MDB agreed to act as the exclusive agent of the Company on a “best efforts” basis with respect to the sale of the Company’s securities.

Pursuant to the Engagement Agreement, we entered into a Securities Purchase Agreement (“SPA”) dated March 23, 2012 with select institutional and other accredited investors for the private placement of 27,800,000 units of our securities.  The SPA included a purchase price of $0.25 per unit, with each unit consisting of one share of common stock and two forms of Warrant: (1) The “A” Warrant grants the investors the right to purchase an additional share of common stock for each two shares of common stock purchased, for a term of six years and at an exercise price of $0.35 per share; and (2) The “B” Warrant will not be exercisable unless and until the occurrence of a future issuance of stock at less than $0.25 per share., The holders of the B Warrants agreed in December 2013 to amend the terms of the B Warrant to reduce the amount of subsequent financing required to extinguish the B Warrants with the result that the B Warrants have now been extinguished.

Net proceeds from the 2012 Equity Financing, after deducting the commissions and the estimated legal, printing and other costs and expenses related to the financing, were approximately $6.1 million.  Coincident to the closing of the 2012 Equity Financing, we also closed on the 2012 Debt Restructuring.  In connection therewith, the Company paid $2,750,000 to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock in full and complete satisfaction of the senior convertible note and all accrued interest

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  .  In consideration of the Bridge Loan we granted to the holders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an original exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the holders of the Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock at an original exercise price of $0.35 per share.

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

All warrants listed below were issued with price protection provisions and were accounted for as derivative liabilities. The Warrants have an exercise price of $0.25 per share and were valued using the Black Scholes pricing model.

	Common Shares Issued	Number of Warrants	Value of Warrants
Investors	24,816,000	12,408,000	$67,767
Bridge Loan Conversion	1,600,000	800,000	4,369
Equipment Finance Conversion	2,000,000	1,000,000	5,462
Agency	--	4,262,400	23,280
Total	28,416,000	18,470,400	$100,878

We recorded an aggregate derivative liability of $100,878 and $1,090,884 as of March 31, 2014 and 2013, respectively related to the reset feature of the warrants mentioned above. A derivative valuation loss of $92,246 and $333,415 was recorded to reflect the change in value of the aggregate derivative liability from December 31, 2013 and 2012, respectively.  The aggregate derivative liability of $100,878 was calculated using a Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 1.34%, (ii) expected life (in years) of 4.0; (iii) expected volatility of 119.06%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.015.

2010 Equity Financing and the Debt Restructuring

On December 24, 2010, we closed on an equity financing (the “Equity Financing”) as well as a restructuring of our then outstanding convertible indebtedness (the “Debt Restructuring”).  The Equity Financing and the Debt Restructuring are described as follows.

In December 2010 we entered into a Placement Agency Agreement, with Philadelphia Brokerage Corporation (“PBC”), pursuant to which PBC agreed to act as the exclusive agent of the Company to sale units of the Company’s securities.  The units consisted of two shares of our common stock and one warrant to purchase a share of our common stock.

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements with select institutional and other accredited investors for the private placement of approximately 12,500,000 units of our securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and had an original exercise price of $1.00 per share which has been reset to $0.725 per share pursuant anti-dilution price protection provisions.

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

On December 24, 2010, we also closed on the Debt Restructuring.  In connection therewith, we (i) issued an Amended and Restated Senior Convertible Note in the principal amount of $5.5 million (the “Amended and Restated Note”) to Castlerigg Master Investment Ltd. (“Castlerigg”), (ii) paid $2.5 million in cash to Castlerigg, (iii) cancelled warrants previously issued to Castlerigg , (iv) issued 800,000 shares of common stock to Castlerigg in satisfaction of an obligation under a prior loan amendment, (v)  paid Castlerigg an additional $2.75 million in cash in lieu of the issuance of $3.5 million in stock and warrants , and (vi) entered into an Investor Rights Agreement with Castlerigg dated December 23, 2010.  As a result of the foregoing, Castlerigg forgave approximately $7.2 million of principal and accrued but unpaid interest.

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

A portion of the net proceeds from the 2012 Equity Financing was used to close on the 2012 Debt Restructuring therewith. The Company paid $2,750,000 and issued 2,000,000 shares of common stock valued at $760,000 to Castlerigg in satisfaction of the $5,500,000 senior convertible note and accrued interest.

Investor warrants totaling 12,499,980 issued under the Subscription  Agreements contain price protection adjustments in the event we issue new common stock or common stock equivalents in certain transactions at a price less than $1.00 per share and were accounted for as embedded derivatives and valued on the transaction date using a Black Scholes pricing model. The exercise price has been reset to $0.7250 per share due to subsequent financings.

We recorded an aggregate derivative liability of $21,506 and $231,800 as of March 31, 2014 and 2013 respectively, related to the reset feature of the warrants issued under the Placement agency Agreement. A derivative valuation loss of $21,007 and $122,400, respectively, were recorded to reflect the change in value of the aggregate derivative liability since December 31, 2013 and 2012, respectively.  The aggregate derivative liability of $21,506 for the conversion feature of the note was calculated using the Black-Scholes pricing model with the following assumptions: (i) risk free interest rate 0.45%, (ii) expected life (in years) of 1.7; (iii) expected volatility of 159.01%; (iv) expected dividend yield of 0.00%; and (v) stock trading price of $0.015.

Note 9 – Liquidity and Capital Resources

At March 31, 2014, we had a cash balance of $35,478, total current assets of $118,223, total current liabilities of $7,571,059 and total stockholders' deficit of $7,275,008.  Included in current liabilities is $159,731 relating to the value of the embedded derivatives for our 2012 Senior Secured Convertible Note, our unsecured convertible note and warrants outstanding granted to investors in the 2012 Senior Secured Convertible Note issuances and the 2012 and 2010 Equity Financings.

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

We experienced negative cash flow from operations during the fiscal quarter ended March 31, 2014 of $279,938 compared to positive cash flow used in operations for the quarter ended March 31, 2013 of $121,976. We received proceeds from the issuance of our 2012 Senior Secured Convertible Note financing of $83,700 during the quarter ended March 31, 2014, that was used to pay ongoing expenses of operations and accounts payable.  We have decreased our negative cash flow to as low as it can go without discontinuing all operations.

We have trade accounts payable of $1,082,732 that must be all satisfied or settled before we can consummate the Wireless Ronin Merger.  We do not have the cash to satisfy those payables and will rely on further investment to do so.

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

Note 10– Fair Value Measurements

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014:

Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
None	$--	$--	$--	$--
Total assets measured at fair value	$--	$--	$--	$--

Liabilities
Derivative valuation (1)	$159,731	$--	$--	$159,731
Total liabilities measured at fair value	$159,731	$--	$--	$159,731

(1) See Notes 7 & 8 for additional discussion.

The table below presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2014.  We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model.

Derivative
Valuation
Liability
Balance at December 31, 2013	$(11,736)
Total gains or losses (realized and unrealized)
Included in net loss	(147,995)
Valuation adjustment	--
Purchases, issuances, and settlements, net	--
Transfers to Level 3	--
Balance at March 31, 2014	$(159,731)

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

On October 23, 2003, IDI filed for Chapter 11 Federal Bankruptcy protection. We desired that the underlying patent process proceed and that the development of CodecSys technology continue. Therefore, we participated in IDI’s plan of reorganization, whereby we would satisfy the debts of the creditors and obtained certain licensing rights.  On May 18, 2004, the debtor-in-possession’s plan of reorganization for IDI was confirmed by the United States Bankruptcy Court. As a result of this confirmation, we issued to the creditors of IDI shares of our common stock and cash in exchange for approximately 50,127,218 shares of the common stock of IDI. Since May 18, 2004, we have acquired additional common share equivalents IDI.  As of March 31, 2014, we owned approximately 55,897,169 IDI common share equivalents, representing approximately 94% of the total outstanding IDI share equivalents

Since May 18, 2004, we have advanced additional cash to IDI for the payment of operating expenses, which continues development and marketing of the CodecSys technology. As of March 31, 2014 we have advanced an aggregate amount of $3,393,149, pursuant to a promissory note that is secured by assets and technology of IDI.

Note 12 – Employment Amendment and Settlement Agreements

Pursuant to the January 6, 2013 Amendment and Settlement Agreement with each of Mr. Tiede and Mr. Solomon their respective employment agreements were modified and we agreed to issue each individual 529,100 shares of common stock if they were terminated by us at any time following January 6, 2013.  All other termination benefits and severance were terminated as of January 6, 2013. We had an obligation as of March 6, 2013 to issue to each of them 529,100 shares of common stock.  As of March 31, 2014 these shares had not been issued, however an aggregate of $38,846 has been accrued representing the value of the benefits which will be exchanged for the shares.

Note 13 – Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, & Equipment (topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This Update changes the requirements for reporting discontinued operations in Subtopic 205-20. The Update improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. In addition, the definition of discontinued operations expanded to include business activities and nonprofit activities that, on acquisition, meet the criteria to be classified as held for sale. The Update requires expanded disclosures for discontinued operations, including more information about the assets, liabilities, revenues and expenses of discontinued operations. This Update is effective for all disposals of components of an entity that occur with annual periods beginning on or after December 15, 2014 for public companies. Since the Company has not disposed of significant components of its business or activities in 2014, the Company doesn’t expect this Update to have a significant impact on its financials.

In March 2014, the FASB issued ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms. The amendments in this Update represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary. The amendments in this Update are effective immediately. The Company reviewed and noted the changes made in this Update, which can be categorized into four sections: 1) Deletion of Master Glossary Terms, 2) Addition of Master Glossary Term Links, 3) Duplicate Master Glossary Terms, and 4) Other Technical Corrections Related to Glossary Terms. The Company implemented the Update upon issuance, but the changes did not have a significant impact on our financial statements.

Note 14 – Supplemental Cash Flow Information

2014
For the three months ended March 31, 2014 we issued 1,137,653 shares of our common stock to one former employee and one former member of our board of directors for services rendered of which (i) 608,553 was for the settlement of previously awarded restricted stock units and (ii) 529,100 valued at $21,635 for settlement pursuant to a January 6, 2013 Amendment and Settlement Agreement. The value of the settlement had been accrued at December 31, 2013.

For the three months ended March 31, 2014 sold fixed assets resulting in a $7,941 gain on sale. We received $16,345 in proceeds and have included a $13,323 invoice in our accounts receivable at March 31, 2014.

For the three months ended March 31, 2014, we recognized $11,130 in depreciation and amortization expense from the following: (i) $8,959 related to property and equipment, and (ii) $2,171 for patent amortization.

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

Note 15 – Subsequent Events

In April 2014 we increased our 2012 Convertible Debt Offering by issuing short term debt with a principal amount of $92,000 to one member of our Board of Directors.

We evaluated subsequent events pursuant to ASC Topic 855 and have determined that there are no additional events that need to be reported.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, that involve inherent risk and uncertainties.  Any statements about our expectations, beliefs, plans, objectives, strategies or future events or performance constitute forward-looking statements.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed or implied therein.  All forward-looking statements are qualified in their entirety by reference to the factors discussed in this report and to the following risk factors discussed more fully in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013:

•	consummation of pending merger agreement with Wireless Ronin Technologies, Inc.;

•	loss of customers that historically constituted more than 80% of our revenues;

•	dependence on commercialization of our CodecSys technology;

•	our need and ability to raise sufficient additional capital;

•	uncertainty about our ability to repay our outstanding notes;

•	our continued losses;

•	delays in adoption of our CodecSys technology;

•	concerns of OEMs and customers relating to our financial uncertainty;

•	restrictions contained in our outstanding convertible notes;

•	general economic and market conditions;

•	ineffective internal operational and financial control systems;

•	rapid technological change;

•	intense competitive factors;

•	our ability to hire and retain specialized and key personnel;

•	dependence on the sales efforts of others;

•	dependence on significant customers;

•	uncertainty of intellectual property protection;

•	potential infringement on the intellectual property rights of others;

•	factors affecting our common stock as a “penny stock;”

•	extreme price fluctuations in our common stock;

•	price decreases due to future sales of our common stock;

•	future shareholder dilution; and

•	absence of dividends.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our assumptions and estimates, including those related to recognition of revenue, valuation of investments, valuation of inventory, valuation of intangible assets, valuation of derivatives, measurement of stock-based compensation expense and litigation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discuss our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no other significant changes in our critical accounting policies or estimates since those reported in our Annual Report.

Executive Overview

The current recession and market conditions have had substantial impacts on the global and national economies and financial markets.  These factors, together with soft credit markets, have slowed business growth, impacted our ability to secure new customers and generally made potential funding sources more difficult to access.  We continue to be affected by prevailing economic and market conditions, which present considerable risks and challenges to it.

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

Because we have not been successful in deploying our CodecSys technology with customers and are finding it difficult to raise additional investment capital, we determined that we should seek an alternative to continuing by ourselves.  In that connection we sought a merger partner that had compatible video broadcasting products and services, with which we could integrate our CodecSys encoding system.  On January 7, 2013, we entered into an Agreement of Merger and Reorganization with All Digital, Inc., a Nevada corporation.  On November 4, 2013, the Board determined that the merger was unlikely to be consummated in a timely manner, if at all, and terminated the proposed merger with AllDigital. Subsequent to the termination of the AllDigital merger agreement, through our investment banker, we engaged in merger discussions with Wireless Ronin Technologies, Inc., (“Wireless Ronin”) a Minnesota corporation, which have resulted in the execution of an agreement of merger and reorganization on March 6, 2014 (“Ronin Merger Agreement”).  Pursuant to the Ronin Merger Agreement, if the merger is consummated, we will become a wholly owned subsidiary of Wireless Ronin.  The merger is subject to necessary approvals, due diligence, the effectiveness of a registration statement, the satisfaction of all but $250,000 of our outstanding liabilities and a vote of our shareholders as well as other conditions customary to transactions of this nature.

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

On July 31, 2009, we entered into a $10.1 million, three-year contract with a national banking institution, to provide technology and digital signage services to approximately 2,100 of its more than 6,000 retail and administrative locations throughout North America. The contract terminated on May 1, 2013.  For the three months ended March 31, 2013, we realized approximately $1,346,644 from this contract, which constituted approximately 90% of our revenues for the period, but for the three months ended March 31, 2014, we received no revenues from this customer.  Our revenues for the three months ended March 31, 2013 were $1,480,569 compared to revenues of $73,995 for the three months ended March 31, 2014.   As a result, we have continued to deplete our available cash even after we significantly reduced our expenditures through reduction of staff and termination of all development activities and do not believe that we can continue as an independent entity.  See Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere herein.

To fund operations in 2012, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) due and payable on or before July 13, 2013.  As of March 31, 2014, we have issued notes with an aggregate principal value of $4,308,700 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets. On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We continued sales of convertible debt under the 2012 Convertible Debt Offering and issued additional short term debt with a principal amount of $1,225,000, from which we realized cash of $1,176,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire an additional 6,950,000 shares of our common stock pursuant to the 2012 Convertible Debt Offering. The convertible notes were due on December 31, 2013 and we are in negotiations with the note holders regarding terms of conversion of the notes in connection with the Wireless Ronin Merger and extension of the due dates of the notes pending the consummation of the Wireless Ronin Merger.

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

Proceeds from the 2012 Equity Financing, before deducting the commissions and the legal, printing and other costs and expenses related to the financing, were approximately $6,950,000.  Coincident to the closing of the 2012 Equity Financing, we also closed on the 2012 Debt Restructuring.  In connection therewith, we paid $2.75 million to Castlerigg Master Investment Ltd. (“Castlerigg”), and issued to Castlerigg 2,000,000 shares of common stock valued at $760,000 in full and complete satisfaction of the $5.5 million senior convertible note and all accrued interest then owing.  In accepting the cash and stock tendered, Castlerigg forgave $2,670,712, which included $680,816 in accrued but unpaid interest. In consideration of negotiating the 2012 Debt Restructuring, we paid to one of our placement agent’s compensation equal to 10% of the savings realized through the 2012 Debt Restructuring, which consisted of paying cash of $275,041 and issuing 586,164 shares of Broadcast common stock.

In December 2011, we entered into a loan with 7 accredited individuals and entities under the terms of which we borrowed $1,300,000 to be used as working capital (“Bridge Loan”).  The Bridge Loan bears an interest rate of 18% per annum and had a maturity date of February 28, 2012, which was subsequently extended to the earlier of the date nine months from the original maturity date or the date we closed on an additional sale of its securities that resulted in gross proceeds to us of $12 million.  In consideration of the Bridge Loan, we granted to lenders of the Bridge Loan warrants with a five year term to purchase 357,500 shares of our common stock at an exercise price of $0.65 per share.  In consideration of the extension of the maturity date of the Bridge Loan, we granted the lenders Bridge Loan warrants with a six year term to purchase 247,500 shares of our common stock..

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

Pursuant to the Placement Agency Agreement, we entered into Subscription Agreements dated December 23, 2010 with select institutional and other accredited investors for the private placement of 12,500,000 units of its securities.  The Subscription Agreements included a purchase price of $1.20 per unit, with each unit consisting of two shares of common stock and one warrant to purchase an additional share of common stock.  The warrants have a term of five years and an exercise price of $1.00 per share, which has since been adjusted to $0.73 per share pursuant to reset provisions of the warrants.

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

In connection with the 2010 Debt Restructuring, we amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note and a warrant to acquire up to 75,000 shares of our common stock as consideration to extend the term of the note. The warrant is exercisable for $0.90 per share and has a five year life.  We continue to be in negotiation with the holder of the unsecured convertible note regarding the terms of conversion of the unsecured convertible note in connection with the Wireless Ronin Merger and the extension of the due date of the unsecured convertible note pending consummation of the Wireless Ronin Merger.

Results of Operations for the Three Months ended March 31, 2014 and March 31, 2013

Revenues

The Company generated $73,995 in revenue during the three months ended March 31, 2014.  During the same three-month period in 2013, the Company generated revenue of $1,480,569.  The decrease in revenue of $1,406,574 was due primarily to a decrease of $934,934 in license fees and $464,454 of system sales and installation fees, approximately 95% of which was related to work performed on the digital signage network of our largest customer in 2013.  We generated no revenue from that customer in 2014.

We ceased providing services to the customer that was our largest each year since 2009 and realized no revenues from that customer in 2014. Sales revenues from that customer accounted for approximately 91% of total revenues for the quarter ended March 31, 2013.  The loss of revenues generated from that customer and our inability to replace those revenues with new customers has resulted in our inability to continue as an independent entity without additional investment or new customers.

Cost of Revenues

Costs of Revenues decreased by $719,642 to $57,927 for the three months ended March 31, 2014, from $777,569 for the three months ended March 31, 2013.  The decrease was primarily due to the loss of our largest customer as explained above.  The reduction of personnel in our operation’s department and having no installations or sales accounted for the reduction in costs.  The gross margin from our operating activities decreased by $686,932 to only $16,068 for the three months ended March 31, 2014.

Expenses

General and Administrative expenses for the three months ended March 31, 2014 were $331,280 compared to $986,209 for the three months ended March 31, 2013.  The decrease of $654,929 resulted primarily from a decrease in employee and related costs of $249,171 due to a reduction in staff and salary deductions, a reduction of $176,963 in consulting expenses, a reduction of $315,778 in legal and consulting services expenses, and a decrease in audit and accounting fees of $24,826.  The overall decrease in legal and accounting expenses was a reflection of expenses incurred in 2013 for the proposed merger with Alldigital that weren’t repeated in 2014. Research and development in process decreased by $221,599 for the three months ended March 31, 2014 to $3,774 from $225,373 for the three months ended March 31, 2013 reflecting the shutdown of all further development efforts.  Sale and marketing expenses decreased by $99,314 primarily due to a reduction of employee and related costs of $83,408.  We have only one employee currently employed in sales and marketing who is attempting to secure a contract with a large potential customer.

Interest Expense

For the three months ended March 31, 2014, we incurred interest expense of $146,614 compared to interest expense for the three months ended March 31, 2013 of $533,785.  The decrease of $387,171 resulted primarily from all of our convertible notes being fully accreted on our balance sheet and no further interest being recorded for that accretion.  All of our interest recorded during the three months ended March 31, 2014 related directly to the accrual of interest on our 2012 convertible debt and our unsecured convertible note.

Net Loss

We realized a net loss for the three months ending March 31, 2014 of $654,375 compared with a net loss for the three months ended March 31, 2013 of $1,887,563. The decrease in net loss of $1,233,188 was primarily the result of a decrease of $587,120 in recorded derivative valuation loss, a decrease of $387,171 in interest expense as explained above, and a decrease of $373,646 in losses from operations as explained above.

Liquidity and Capital Resources

At March 31, 2014, we had a cash balance of $35,478, total current assets of $118,223, total current liabilities of $7,571,059 and total stockholders' deficit of $7,275,008.  Included in current liabilities is $159,731 relating to the value of the embedded derivatives for our 2012 Senior Secured Convertible Note, our unsecured convertible note and warrants outstanding granted to investors in the 2012 Senior Secured Convertible Note issuances and the 2012 and 2010 Equity Financings.

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

We experienced negative cash flow from operations during the fiscal quarter ended March 31, 2014 of $279,938 compared to positive cash flow used in operations for the quarter ended March 31, 2013 of $121,976. We received proceeds from the issuance of our 2012 Senior Secured Convertible Note financing of $83,700 during the quarter that was used to pay ongoing expenses of operations and accounts payable.  We have decreased our negative cash flow to as low as it can go without discontinuing all operations.

We have trade accounts payable of $1,082,732 that must be all satisfied or settled before we can consummate the Wireless Ronin Merger.  We do not have the cash to satisfy those payables and will rely on further investment to do so.

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

To fund operations in 2012, we engaged our investment banker to raise funds through the issuance of convertible promissory notes.  We anticipated issuing promissory notes with a principal amount of up to $5,000,000 (“2012 Convertible Debt Offering”) which were originally due and payable on or before July 13, 2013, but which were extended to December 31, 2013.  As of March 31,2014, we had issued notes with an aggregate principal value of $4,308,700 as explained below.  The notes bear interest at 12% per annum and may be convertible to common stock at a $.25 per share conversion price.  We also granted holders of the notes warrants with a five year life to acquire up to 200,000 shares of our common stock for each $100,000 of principal amount of the convertible notes.  The notes are secured by all of our assets with the exception of the equipment and receivables secured by the equipment lessor for equipment used in providing services for our largest customer’s digital signage network.  On July 13, 2012, we entered into a note and warrant purchase and security agreement with individual investors and broke escrow on the initial funding under the 2012 Convertible Debt Offering, the principal amount of which was $1,900,000, which included the conversion of $900,000 of previously issued short term debt (See Bridge Loan described below) to the 2012 Convertible Debt Offering, which extinguished the Bridge Loan.  We realized $923,175 of cash in the initial closing, issued warrants to acquire 3,800,000 shares of our common stock and paid $76,825 in investment banking fees and costs of the offering.  We have continued sales of convertible debt under the 2012 Convertible Debt Offering and as of January 31, 2013 have issued additional short term debt with a principal amount of $1,575,000, from which we realized cash of $1,526,624 after payment of investment banking fees of $48,376.  We have, however, paid no investment banking fees on sales of our 2012 Convertible Debt Offering since August 2012 and do not anticipate paying additional investment banking fees for the 2012 Convertible Debt Offering. We have issued warrants to acquire an additional 6,950,000 shares of our common stock. The convertible notes were due on December 31, 2013 and we are in negotiations with the note holders regarding terms of conversion of the notes in connection with the Wireless Ronin Merger and extension of the due dates of the notes pending the consummation of the Wireless Ronin Merger.

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

In connection with the 2010 Debt Restructuring, we amended the note with the holder of a $1.0 million unsecured convertible note, pursuant to which the maturity date of the note was extended to December 31, 2013.  We also issued 150,000 shares to the holder of this note and a warrant to acquire up to 75,000 shares of our common stock as consideration to extend the term of the note. The warrant is exercisable for $0.90 per share and has a five year life.  We continue to be in negotiation with the holder of the unsecured convertible note regarding the terms of conversion of the unsecured convertible note in connection with the Wireless Ronin Merger and the extension of the due date of the unsecured convertible note pending consummation of the Wireless Ronin Merger.

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

To date, we have met our working capital needs primarily through funds received from sales of common stock and from convertible debt financings.  Until our operations become profitable, we will continue to rely on proceeds received from external funding.  We expect additional investment capital may come from additional private placements of common stock or convertible securities with existing and new investors.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  As of March 31, 2014, an evaluation was performed, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and in ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including the chief executive officer and the chief financial officer, assessed the effectiveness of our system of internal control over financial reporting as of March 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of March 31, 2014, our system of internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting for the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, such control.  However, the accounting staff has been reduced to a staff of two persons, which has impacted our ability to maintain the same level of segregation of duties as employed in the past.

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

The foregoing limitations do not qualify the conclusions set forth above by our chief executive officer and our chief financial officer regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2014.

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

Item 1A.  Risk Factors

There have been no material changes in risk factors from those described in our Annual Report of Form 10-K for the year ended December 31, 2013.

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

14.1	Code of Ethics. (Incorporated by reference to Exhibit No. 14 of the Company’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.)

21.1	Subsidiaries. (Incorporated by reference to Exhibit No. 21.1 of the Company’s Annual Report on Form 10-KSB filed with the SEC on April 1, 2005.)

24.1	Power of Attorney. (Included on page II-15).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1+	Principal Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Extension Schema Document.

101.CAL^	Taxonomy Extension Calculation Linkbase Document.

101.DEF^	Taxonomy Extension Definition Linkbase Document.

101.LAB^	Extension Labels Linkbase Document.

101.PRE^	Taxonomy Extension Presentation Linkbase Document.

*   Management contract of compensatory plan or arrangement.

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

Broadcast International, Inc.

Date: May 15, 2014	/s/ Rodney M. Tiede
	By:	Rodney M. Tiede
	Its:	President and Principal Executive Officer

Date: May 15, 2014	/s/ James E. Solomon
	By:	James E. Solomon
	Its:	Chief Financial Officer (Principal Financial and Accounting
Officer)